Form 10-K
period 1994-12-31
ELSINORE CORP
filed 1995-03-31
CIK 311049

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
================================================================================

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

[_] Transaction Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 1-7831

                             ELSINORE CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    NEVADA                               88-0117544
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)               Identification No.)

   202 FREMONT STREET, LAS VEGAS, NEVADA                    89101
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                (702) 385-4011
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class      Name of Stock Exchange on Which Registered
     -------------------      ------------------------------------------
        COMMON STOCK                   AMERICAN STOCK EXCHANGE
                                       PACIFIC STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock, held by non-affiliates of the registrant on March 29, 1995 (based on the closing price per share on that date as reported on the American Stock Exchange) was approximately $13,746,811.
On March 29, 1995 there were 15,635,218 shares of common stock issued and outstanding.

                      Documents Incorporated By Reference

Parts I and III incorporate information by reference from the registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of registrant's fiscal year.

================================================================================

              Total number of sequentially numbered pages
                                                          -------

             Exhibit Index begins at sequential page number
                                                            ------

                                     PART I

 ITEM 1.  BUSINESS
          --------

                        SUMMARY AND RECENT DEVELOPMENTS


   Elsinore Corporation ("Elsinore" or the "Company") owns, operates and develops casinos and casino/hotels in the U.S. gaming industry. The Company owns and operates its principal property, the Four Queens Hotel and Casino, in downtown Las Vegas, Nevada. The Four Queens, which opened in 1966 and has been one of the leaders in the downtown market throughout the 1980s and early 1990s, attracts a loyal customer base through a high level of personalized service and a variety of innovative targeted marketing techniques. Elsinore has assisted in the development of and currently manages two casinos on Native American land: the Spotlight 29 Casino, located near Palm Springs, California, which opened on January 14, 1995, and the 7 Cedars Casino, located on the Olympic Peninsula in Washington State, which opened on February 3, 1995. In addition, the Company is a participant in a venture formed to develop and own, subject to obtaining the necessary financing, up to four casino/hotels, which the Company will manage, as part of the Mojave Valley Resort being developed on the Colorado River six miles south of Laughlin, Nevada.

   Since January 1993, Elsinore has substantially restructured its senior management team. In 1993, each of the Company's Chairman and Chief Executive Officer, President, and Senior Vice President -- Development, joined the Company in their respective positions. In 1994, each of the Company's Senior Vice President, Chief Financial Officer, General Counsel, and Vice President -- Facilities Management joined the management team. Over the past 27 months, Elsinore's management team has put in place a strategy designed to (1) improve the financial results of the Company's flagship property by improving the Four Queen's physical plant and operations and participating in traffic-building redevelopment projects in downtown Las Vegas, and (2) pursue growth, diversification and attractive financial returns in casino opportunities in new geographical markets.

   To assist the implementation of management's strategy, the Company borrowed $60 million through the issuance of its 12 1/2% First Mortgage Notes due 2000 ("First Mortgage Notes") in October 1993 and an additional $3 million through the issuance of its 20% Mortgage Notes due 1996 ("Mortgage Notes") in October 1994. The net proceeds were used to repay existing indebtedness and interest, refurbish major portions of the Four Queens, invest in downtown redevelopment projects, and develop and construct the two Native American gaming projects.
 In 1994, the scheduled refurbishment of the Four Queens was completed, construction commenced on a major downtown Las Vegas redevelopment project--the Fremont Street Experience--and on each of the Native American casinos, and the Company entered into an agreement to develop, subject to obtaining the necessary financing, the Nashville Nevada casino/hotel at the Mojave Valley Resort. The Native American casinos opened in January and February 1995, respectively, and the Fremont Street Experience is scheduled for completion in the late Fall or Winter of 1995.

   In January 1995, the Company completed an underwritten public offering of 2.5 million shares of its common stock (the "Equity Offering"). At that time, the Company believed the net proceeds to the Company of the Equity Offering (approximately $4 million before deducting the Company's offering expenses), together with cash on hand and cash generated from operations, would be sufficient to satisfy the Company's working capital requirements through the first quarter of 1995. However, as a result of the unanticipated poor initial performance of the Spotlight 29 Casino following its opening, the Company was required to obtain additional financing through the sale of $1,706,250 aggregate principal amount of its 7 1/2% Convertible Subordinated Notes due December 31, 1996 (the "Convertible Notes"). The private placement of Convertible Notes was completed on March 31, 1995. See "1995 Working Capital Requirements; Insufficient Liquidity" below.

 THE FOUR QUEENS; THE FREMONT STREET EXPERIENCE. Based principally on results at the Four Queens, the Company's earnings before interest, tax, depreciation and amortization dropped in 1994 to $3.8 million, from $7.2 million in 1993. Although occupancy rates at the Four Queens remained above 90% in 1994, gaming revenues declined approximately 11% from the prior year period. The Company believes this decline is primarily due to the impact of themed mega-casinos on the Las Vegas Strip such as the MGM Grand, Luxor, and Treasure Island, each of which opened in the fourth quarter of 1993. It believes that customers of the downtown casino/hotels who would normally spend substantially all of their gaming and entertainment budget at downtown casinos in 1994 were drawn to and spent a portion of their budgets at these new Strip properties, resulting in a loss of revenue to downtown casinos. The Company believes that similar results occurred in late 1989 and mid-1990, when two mega-casinos, The Mirage and Excalibur, opened on the Strip. In the year ended June 30, 1990, downtown casino revenue increased only 0.5% over the prior year. However, in the following fiscal year, downtown gaming revenue increased 4.2%, for reasons the Company believes included a general increase in the number of visitors to Las Vegas and the decreased novelty of the attractions offered by the mega-casinos on the Strip.

   Elsinore also anticipates that the Four Queens and the other downtown casinos will benefit from the opening of the Fremont Street Experience, currently expected in the late Fall or Winter of 1995. The Fremont Street Experience is a cooperative undertaking among the downtown casinos to create a feature attraction along Fremont Street in downtown Las Vegas. The Fremont Street Experience will transform four blocks of Fremont Street into a covered pedestrian mall, connecting the Four Queens and nine other major entertainment venues that together will offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms. The Fremont Street Experience will feature a 10-story celestial vault, sound effects and a high tech light show which will add to the neon signs and marquees for which the downtown area is already famous. As part of the Fremont Street Experience, a new 1,600-space parking garage is under construction. The Company believes that the Fremont Street Experience will become a major attraction in the Las Vegas area and will result in additional patronage in the downtown market.

   Based on the observation of downtown gaming revenue patterns in 1989-1991 and on the prospective opening of the Fremont Street Experience, the Company believes that gaming revenues at the Four Queens and at downtown casinos generally will increase, driven principally by a greater number of gaming and hotel patrons in the downtown market. However, there is no assurance that patronage or gaming revenues at downtown casinos or the Four Queens will increase.

   SPOTLIGHT 29 CASINO--PALM SPRINGS, CALIFORNIA. On January 14, 1995, Elsinore and the 29 Palms Band of Mission Indians ("29 Palms Band") opened the Spotlight 29 Casino ("Spotlight 29"), a 74,000 square foot Class II gaming facility on tribal lands located near Palm Springs, California. Spotlight 29, which cost approximately $10 million to develop, features high and low stakes bingo, pull tabs, poker, Asian card games and other non-house banked card games in a 15,000 square foot gaming area. See "Native American Gaming Projects--Spotlight 29 Casino" below. Pursuant to the terms of the management contract between the 29 Palms Band and Palm Springs East L.P., a partnership of which the Company owns 90%, the Company is to receive management fee revenues equal to approximately 27% of Spotlight 29's earnings from gaming operations, after deducting certain expenses. In addition, the 29 Palms Band is obligated to repay from its share of casino earnings a $10 million loan and certain other advances from the Company to finance the development and construction of Spotlight 29.

   During its first six weeks of operations, Spotlight 29's gaming revenues were significantly lower than anticipated, resulting in a net operating loss through February 1995 of approximately $1.1 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Recent and Expected Losses from Operations." This lower revenue is believed by the Company to be attributable in part to the marketing plan of Spotlight 29 taking longer to implement than expected, and from competition from other Native American gaming facilities in Southern California that continue to operate electronic gaming machines without an approved compact with the State of California. See "Native American Gaming Projects--Spotlight 29 Casino" and "--Operation of Class III Gaming Devices by Competitors of Spotlight 29" below. Pursuant to its obligations under the Spotlight 29 management contract, the Company through March 30, 1995 contributed $1.06 million to the casino to cover working capital shortfalls. There is no assurance that Spotlight 29 will not continue to experience negative cash flow in subsequent quarters and that further advances of funding by the Company will not be required. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition -- Decreased Liquidity."

   In early March 1995, the 29 Palms Band caused electronic gaming machines to be installed at Spotlight 29. The Company believes the operation of these machines without a state compact violates the Spotlight 29 management contract and may violate applicable federal law. See "Native American Gaming Projects -
 - Installation of Class III Gaming Devices at Spotlight 29" below. The tribe's actions at Spotlight 29 may subject the Company to disciplinary action by the Nevada Gaming Commission. See "Native American Gaming Projects--Proceedings Before Nevada Gaming Authorities" below. Following the tribe's failure to comply with the Company's demand to remove the machines, the Company on March 16, 1995 filed an injunctive and declaratory action against the tribe to halt the use of the machines at the casino premises. In addition, the Company intends to take action to disengage from managing Spotlight 29 by April 30, 1995, based on the tribe's violations of the management contract, unless prior to that date the tribe ceases operation of the gaming machines at the casino or the machines are deemed legal pursuant to federal and state law. See "Native American Gaming Projects--Probable Disengagement from Spotlight 29 Management Contract" below.

   7 CEDARS CASINO--WASHINGTON STATE. On February 3, 1995, Elsinore and the Jamestown S'Klallam Tribe ("S'Klallam Tribe") opened the 7 Cedars Casino ("7 Cedars"), a 54,000 square foot Class II and limited Class III gaming facility on tribal lands fronting U.S. Interstate Highway 101, on the Olympic Peninsula approximately 70 miles northwest of Seattle. The development cost for 7 Cedars was approximately $9 million. 7 Cedars' 12,500 square foot gaming area features Las Vegas-style table games including craps, blackjack, roulette and poker, as well as bingo, pull tabs and other non-house banked games. Pursuant to the terms of the management contract between the S'Klallam Tribe and Olympia
 Gaming Corporation, the Company's wholly-owned subsidiary, the Company is to receive management fee revenues equal to 30% of 7 Cedars' earnings from gaming operations, after deducting certain expenses. In addition, the S'Klallam Tribe is obligated to repay from its share of casino earnings a $9 million loan from the Company to finance casino development and construction. See "Native American Gaming Projects -- 7 Cedars Casino" below.

   Because 7 Cedars' opening occurred during the low season for tourism on the Olympic Peninsula, the Company anticipated the casino would experience a negative cash flow during its initial months of operations. In February 1995, 7 Cedars had gross revenues of approximately $1.5 million, resulting in an estimated net operating loss of approximately $300,000, compared to an anticipated loss for the month of approximately $200,000. 7 Cedars recently entered into an agreement with a third party providing for furniture, fixtures and equipment financing in the amount of $760,000. In the event such financing, together with available cash and revenues from operations, is insufficient to satisfy the casino's working capital requirements, the Company would be required, pursuant to the terms of the 7 Cedars management contract, to advance funds to the casino to cover any shortfalls. The Company anticipates 7 Cedars' results of operations will improve in the second and third quarters of 1995, as a result of increased tourism in the region during that period. However, there is no assurance that these expectations will be achieved.

   MOJAVE VALLEY RESORT AND NASHVILLE NEVADA. Mojave Valley Resort is being developed by J.F. Temple Development ("Temple"), a developer of resorts in the Palm Springs area, as a master-planned resort featuring up to seven casino/hotels, two championship golf courses, a marina, facilities for up to 1,300 recreational vehicles, commercial facilities and approximately 4,000 units of single and multi-family housing. See "Nashville Nevada Resort and Casino -- Mojave Valley Resort" below. The first project to be completed at the Resort, a casino/hotel with approximately 300 rooms and owned by the Fort Mojave Tribe, opened in February 1995.

   In May 1994, Elsinore and Temple agreed to develop and own up to four casino/hotels at Mojave Valley Resort. Elsinore will manage each property developed under this agreement. Subject to obtaining the necessary debt and equity financing for the project, the first casino/hotel planned to open will be the Nashville Nevada. A country and western theme will distinguish the Nashville Nevada project, which is expected to feature approximately 500 hotel rooms and 32,500 square feet of gaming space, including approximately 1,050 slot machines, as well as restaurants and other nongaming amenities. The total project cost of Nashville Nevada is expected to be approximately $65.5 million. If the necessary financing can be arranged, construction of Nashville Nevada is expected to begin as soon as practicable thereafter and the Company will acquire option rights to develop up to three additional casino/hotel projects. In March 1995, Temple and the Company agreed to extend until September 30, 1995, the date by which the Company must complete its $10 million capital contribution to the

 Nashville Nevada project, in consideration for which the Company assumed certain of Temple's payment obligations relating to the Mojave Valley Resort. There is no assurance, however, that the Company or Temple will be able to obtain the equity or debt financing necessary to commence construction of the project by the extended deadline or at all. Accordingly, there is significant uncertainty whether the Nashville Nevada project will be completed and whether the Company will maintain the right to develop any additional projects at the Mojave Valley Resort. See "Nashville Nevada Hotel and Casino -- Uncertainty of Nashville Nevada Financing" below.

   1995 WORKING CAPITAL REQUIREMENTS; INSUFFICIENT LIQUIDITY. For the balance of 1995, the Company's working capital requirements will include, among other things, monthly payments to the Internal Revenue Service ("IRS") of $275,000 (increasing to $550,000 on May 1, 1995) for prior period income tax and related interest; semi-annual interest payments on the First Mortgage Notes of approximately $3.56 million due on April 1 and October 1, 1995; mandatory quarterly redemptions of $750,000 principal amount of the Mortgage Notes on June 30, September 30, and December 31, 1995; quarterly interest payments on the Mortgage Notes due on June 30, September 30, and December 31,
 1995; one or more capital contributions (in addition to $1.06 million advanced through March 30, 1995) to fund the initial operating expenses of Spotlight 29 and 7 Cedars; and payment obligations of up to $169,000 in property taxes and lease expenses relating to the Mojave Valley Resort that the Company assumed from Temple.

   The Company believes the net proceeds of sale of the Convertible Notes, together with cash on hand and revenues from operations, will enable the Company to complete its April 1995 debt service obligations. For the remainder of 1995, however, based upon the Company's recent results of operations and its projections for future quarters, the Company will require significantly improved results of operations or additional financing in order to satisfy its working capital requirements including, among other things, its June, September and October 1995 debt service obligations. See "Item 7. Management's
 Discussion and Analysis of Financial Condition and Results of Operations -- Decreased Liquidity." The Company's final payment of prior period taxes to the IRS is scheduled to be completed in December 1995, and the Mortgage Notes are scheduled to be fully repaid by March 31, 1996.

   PROSPECTIVE CHANGES IN MANAGEMENT. Effective April 1, 1995, Gary R. Acord will join the Company's management team as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Acord was managing partner of the Las Vegas office of KPMG Peat Marwick LLP, where he specialized in serving gaming industry clients both within and outside Nevada and led the firm's International Gaming Practice. Mr. Acord will replace James L. White in the CFO position. In addition, Richard A. LeVasseur, who has served as a Director and a Senior Vice President of the Company, will leave the Company effective April 1, 1995. At this time, the company does not intend to replace Mr. LeVasseur's officer or director positions and will reduce the size of the Board of Directors from seven to six members to reflect his departure.

   Frank L. Burrell, Jr., Chairman and Chief Executive Officer, has informed the Company's Board of Directors that he will not be a candidate for reelection as Chief Executive Officer following this year's annual shareholders' meeting on May 11, 1995. Mr. Burrell will nominate Thomas E. Martin to succeed him as Chief Executive Officer effective May 11, 1995. Mr. Burrell will remain Chairman of the Board of the Company. It is anticipated that, effective May 11, 1995, when Mr. Martin becomes Chief Executive Officer, Rodolfo E. Prieto will assume the role of Chief Operating Officer of the Company.

                        THE FOUR QUEENS HOTEL AND CASINO

 THE FOUR QUEENS

   Elsinore, through its wholly owned subsidiary, Four Queens, Inc., owns and operates the Four Queens Hotel and Casino (the "Four Queens"), located on the corner of Fremont Street and Casino Center Boulevard in downtown Las Vegas. The property has been in operation since 1966. The property is accessible via Interstate

 15 and Interstate 515 and markets to a local population of approximately one million residents and over 28.2 million visitors a year to Las Vegas.

   In 1994, the Company completed a $5 million refurbishment of the Four Queens. As part of this refurbishment, gaming space was increased to 32,000 square feet. The casino floor is currently equipped with 1,067 slot machines, 25 blackjack tables, five craps tables, one pai gow poker table, three Caribbean Stud Poker tables, three Let-It-Ride tables, two roulette wheels, a keno game and a sports book. The hotel has 704 guest rooms and suites in two towers. In May 1994, the Company completed a major refurbishment of the North Tower.
 Every room received new wall coverings, carpeting, bathroom fixtures, furniture and fixtures. The hallways and elevators were also renovated. The Four Queens features four full-serve restaurants. Magnolia's offers a wide variety of selections and is open 24 hours a day. Hugo's Cellar offers sophisticated cuisine and an extensive wine list, and has been cited in Zagat's Review as perhaps "the finest restaurant in Las Vegas". In May 1994, Elsinore opened its third restaurant, Leilani's Cafe, featuring a Hawaiian theme and food selection consistent with the Company's efforts to attract patrons from Hawaii. In June 1994, the Company opened Pastina's, which offers a selection of pasta and other Italian specialties. The Four Queens has three cocktail lounges and an entertainment lounge, The French Quarter, which presents a variety of performers. As an additional part of the refurbishment, meeting space in the Four Queens was doubled to almost 15,000 square feet in 1993. The hotel also has parking facilities with 560 spaces.

 OPERATIONS

   The following tables sets forth the contributions from major activities to the Company's total revenues for the years ended December 31, 1994, 1993 and 1992, respectively.

                                    YEAR ENDED DECEMBER 31,
                                 ----------------------------
                                   1994       1993      1992
                                 -------    -------   -------
                                    (Dollars in Thousands)
Casino(1)                        $46,270    $51,950   $49,233
Hotel(2)                           9,234      9,876     9,694
Food & Beverage(2)                12,693     12,495    12,691
Other(3)                           2,020        768       638
                                 -------    -------   -------
                                  69,935     75,089    72,256
Less Promotional Allowances       (7,511)    (8,237)   (8,258)
                                 -------    -------   -------
                                 $62,706    $66,852   $63,998
                                 =======    =======   =======

 (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).
 (2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.
 (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances and miscellaneous other income (including net royalties of $243,000 in 1994, $136,000 in 1993, and $57,000 in 1992
      from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

   The following table summarizes the primary aspects of the Company's operations at the Four Queens.

Casino:
   Floor area (square foot)                                32,296
   Slot machines                                            1,067
   Blackjack tables                                            25
   Craps tables                                                 5
   Caribbean Stud Poker tables                                  3


   Roulette wheels                                              2
   Let-It-Ride tables                                           3
   Pai gow poker tables                                         1
   Keno (seats)                                                46
   Sports book                                                  1
 Hotel:
   Rooms                                                      704
   Meeting areas (square feet)                             14,600
 Restaurants and entertainment and cocktail lounges:
   Restaurants                                                  4
   Restaurant seats                                           454
   Entertainment lounges                                        1
   Entertainment lounge seats                                 147
   Cocktail lounges                                             3
 Other:
   Gift Shops                                                   1
   Parking facilities (cars)                                  560

 MARKETING

   Elsinore has developed a marketing strategy employed for the Four Queens that emphasizes a high level of customer service, targeted marketing, value-oriented promotions, club memberships and special events.

   CUSTOMER SERVICE. The Company believes that the Four Queens is distinguished by its friendly "at home" atmosphere and the high level of personalized service provided to its patrons. The Company strives to maintain the level of service by actively seeking customer feedback on suggestion cards, by senior floor personnel asking patrons if their wants are being met, and by employees engaging in friendly dialogue with the customers in order to reinforce the "at home" feeling. The Company believes that its focus on customer service is one of the principal factors contributing to its high level of repeat visits. In this respect, customer service contributes to significantly reduced marketing costs, since it is less costly to maintain and cultivate existing customer relationships than it is to develop new ones. Additionally, the Company believes that good service results in word-of-mouth endorsement of the Four Queens by satisfied customers to others.

   TARGETED MARKETING. The Company maintains a database of patrons that includes almost 300,000 names of customers and prospects. The Company has assembled this database from its players clubs, reservation systems and tournaments and special events. Using this database, the Company has identified a segment of loyal core customers; management estimates that 75% of this group has returned to the Four Queens at least three times each year and spends an average of two to four days per visit. The Company believes that an additional benefit of the database is the ability to analyze the effectiveness of each marketing event in terms of profitability. This analysis aids management in developing future promotions for which there is a high probability of success. Finally, the Company publishes a semi-monthly newsletter which announces upcoming tournaments and special events.

   Management believes that the following areas offer the greatest potential for attracting new customers with the same demographic profile as the Four Queens' most regular customers:

               Southern California          Hawaii          Texas
              Arizona          Vancouver, Canada          Oklahoma

   PROMOTIONS. The Company believes that customers in the downtown Las Vegas market are attracted to perceived "value" in a gaming vacation. Accordingly, the Company promotes the value theme in a number of ways, from a 99-cent shrimp cocktail appetizer and $4.95 prime rib dinner to an assortment of value-oriented vacation packages.

     CLUB MEMBERSHIPS.

     REEL Winners Club---The largest component of the customer database is the REEL Winners Club, a slot club with over 225,000 members. The objective of this club is to provide loyal and valuable slot players the opportunity to accumulate points that may be redeemed for entries into slot tournaments, bingo sessions and auctions. Special parties and priority room reservations are also benefits for REEL Winners Club members.
     Additionally, the points earned may be used for slot play, scrip for use at any non-gaming facility at the Four Queens and Spiegel gift certificates. Maintaining and operating the slot club enables the Company to market continuously to a proven customer segment which is attracted to casino gaming and the Four Queens.

     VIP Database--Through the visual observation of table game activity on the casino floor, the Company has developed a database of VIP players based on their average bet and length of play. The Company continuously builds on this database in order to target market to a segment of "high limit" players who enjoy the Four Queens atmosphere. In order to maintain the loyalty and level of play provided by this customer segment, management has instituted a very aggressive and generous "comp" plan designed to make the player's stay as comfortable and as long as possible. Management utilizes a database to track the player's length of stay, average bet, time played, estimated amount won or lost, comping limit and comps used during the trip. This information affords the Company the opportunity to provide the appropriate level of privileges in order to maintain the loyalty and satisfaction of this customer segment.

     SPECIAL EVENTS. The Four Queens hosts a variety of high and low stakes table game and other gaming tournaments, including the well known annual Queens Poker Classic, and caters to its VIP players and core customers by purchasing and supplying them with complimentary tickets to Las Vegas special events.

 THE LAS VEGAS MARKET

     The Las Vegas gaming and entertainment market has generally expanded in recent years. The number of visitors traveling to Las Vegas increased from
 11.6 million visitors in 1982 to over 28.2 million visitors in 1994. McCarran International Airport passenger volume is estimated to have increased 19.4% for the first seven months of 1994. Expansive themed properties such as Excalibur, The Mirage, The MGM Grand Hotel and Theme Park, Treasure Island and Luxor have become destination resorts. Las Vegas is also one of the five fastest growing cities in the United States and the population has increased from approximately 507,000 in 1982 to approximately one million in 1994. This population increase has been driven by growth in the gaming industry, relocation of companies to Las Vegas because of favorable tax conditions and increases in the number of retirement age residents drawn to Las Vegas primarily by the warm climate, relatively low cost of living, entertainment options and absence of state income tax. More than 47,000 jobs are estimated to have been created in Las Vegas over the 12 months ended December 31, 1994.

     Despite the significant increase in the supply of rooms and a series of competitive developments, including the expansion of gaming in many jurisdictions nationwide and the introduction of the California lottery, Las Vegas's hotel occupancy rate exceeded 85% in each of the last eight years and was 92.6% in 1994. Las Vegas's gaming revenues increased from $1.7 billion in 1984 to $4.0 billion in 1994. The Company believes that several factors, including the three new destination resorts and the expansion of McCarran International Airport, will enable Las Vegas to continue to grow.

     Each of the three principal segments of the Las Vegas market--the Las Vegas Strip, the Boulder Strip and Downtown--has exhibited generally steady growth during the past decade. Set forth below is information concerning revenues and growth of each of Las Vegas's three principal gaming markets:

                           GAMING REVENUE ($000'S)*

                         LAS VEGAS STRIP          DOWNTOWN          BOULDER STRIP
                       -------------------   ------------------   ------------------
JUNE FISCAL YEAR       REVENUES    GROWTH    REVENUES   GROWTH    REVENUES   GROWTH
                       ---------   -------   --------   -------   --------   -------
1985..............     1,318,568      4.0%    441,023      7.3%         NA       --
1986..............     1,371,208      4.0     486,828     10.4      80,328       --
1987..............     1,597,414     16.5     524,156      7.7      94,203     17.3%
1988..............     1,739,265      8.9     592,616     13.1     104,161     10.6
1989..............     2,023,619     16.3     638,506      7.7     121,726     16.9
1990..............     2,278,666     12.6     641,990      0.5     137,265     12.8
1991..............     2,626,868     14.8     669,248      4.2     143,307      4.4
1992..............     2,530,932     (3.3)    646,577     (3.4)    150,854      5.3
1993..............     2,680,866      5.9     677,702      4.8     161,810      7.3
1994..............     3,235,716     20.7     674,549     (0.5)    179,042     10.6

Compound Annual
 Growth Rate                         10.5%                 4.8%                10.5%

                               ----------------
 *  For casinos with gaming revenue of $1 million and over.

     The Las Vegas Strip has demonstrated strong growth, and revenues have increased at a 10.5% compound annual growth rate to approximately $3.2 billion in 1994 from $1.3 billion in 1984. Based on 1994 statistics, the 5,000-room MGM Grand Hotel and Theme Park, the 2,500-room Luxor Hotel and Casino and the 3,000-room Treasure Island Hotel and Casino appear to be drawing more visitors to Las Vegas.

     The downtown market has grown from approximately $441 million in 1985 to approximately $675 million in 1994 at a compound annual growth rate of 4.8%. Downtown Las Vegas, with its world famous neon lighting and its 12 major casinos all located within close proximity of each other, is where Las Vegas started, and the area continues to attract a significant number of loyal customers comprised of both visitors to Las Vegas and local residents. The Company believes many gaming patrons choose to play downtown because the casinos traditionally offer more liberal slot payouts and better odds on table games than casinos located on the Las Vegas Strip and provide a more comfortable and less intimidating environment. In addition, it is much easier to stroll from one casino to another in the downtown market than on the Strip.

     Recent results of the downtown Las Vegas casino operators have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of The Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the recent openings of the MGM Grand, Luxor and Treasure Island casino/hotels have had an adverse effect on downtown gaming revenue, which decreased 0.5% for the 12-month period ended June 30, 1994.

 THE FREMONT STREET EXPERIENCE

     The casino operators in downtown Las Vegas have formed the Downtown Progress Association to improve the downtown area. A product of the Downtown Progress Association's efforts is the Fremont Street Experience, which will feature a celestial vault and light show. The celestial vault will consist of a 100-foot high, 100-foot wide, 1,340 foot long space frame spanning Fremont Street from Main Street to Fourth Street and will be closed to traffic to create a pedestrian mall. The celestial vault is the framework for a high tech light show involving 2.3 million reflectors, 600 strobe lights, and laser image projectors. Nine major entertainment venues, including the Four Queens, that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms will be connected by the project. A 1,600 space parking facility is under construction. The goal of Fremont Street Experience is to create an attraction for gaming customers and other visitors to Las Vegas, drawing visitors to the historic downtown area and providing completion for the larger and newer gaming and entertainment complexes located on or near the Strip.

     The Fremont Street Experience is expected to cost approximately $67 million, $6.7 million of which will be financed by the Las Vegas Convention and Visitor Association, $28.7 million (consisting of an $18 million equity investment plus additional room taxes) that will be provided by eight downtown casino operators (including the Company) and the remainder of which will be provided by a local bond issuance and matching federal funds. The Company's share of the initial project costs is approximately $3 million, which funds have already been contributed by the Company to the project. Construction on the project began in Spring 1994 and is expected to be completed in late Fall or Winter of 1995.

     The Company and several of the other downtown casino operators will collectively own the Fremont Street Experience. Elsinore will have a one-sixth ownership share and will be responsible for a proportionate share of the project's operating costs.

 COMPETITION

     The gaming industry in Nevada and elsewhere in the United States is highly competitive and this competition is increasing as new gaming facilities are built and additional jurisdictions license gaming establishments. Although the industry generally has recently been able to absorb additional capacity without significant loss of revenues to existing establishments, there is no assurance that gaming in the United States will increase at a rate sufficient to absorb the additional facilities expected to be constructed. Many of the Company's actual and potential competitors have greater financial resources, more diversified operations, and a longer history of successful operation than does the Company; each of these factors could afford a competitive advantage.

     Three new "mega-resorts" opened on the Las Vegas Strip in the fourth quarter of 1993. These complexes increased the number of rooms in Las Vegas by approximately 11,000, or 15%. Although the occupancy levels increased slightly in 1994, as compared to 1993, there can be no assurances that the addition of such a large number of rooms will not have negative impact on average hotel occupancy levels in Las Vegas and at the Four Queens, unless visitor volume and other sources of room demand increase proportionately.

     The Company believes that the Four Queens' primary competitors are other downtown Las Vegas properties, casino hotels located on the Las Vegas Strip and the Boulder Highway, local neighborhood casinos, Laughlin casinos and casino properties located near the Nevada/California state line. Additionally, but to a lesser extent, the Four Queens also completes with state-sponsored lotteries, on-and off-track betting and other gaming operations located in other jurisdictions in the U.S. The Company believes that the legalization of gaming in other states, as well as on various Native American lands including Native American lands in Arizona, California and Washington has not yet had an adverse impact on its operations. However, there is no assurance that such gaming in other jurisdictions will not have an adverse impact on the Company's Las Vegas operations in the future. In particular, the expansion of casino gaming, in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers, such as Hawaii or California, could have a material adverse affect on the Company's operations.

     Casino hotels in Las Vegas generally compete on the basis of promotional allowances, entertainment, advertising, service provided to patrons, caliber of personnel, attractiveness of the hotel and the casino areas and related amenities. The Company has faced greater competition from new and existing Las Vegas casino/hotels seeking to attract middle market slot machine players, tour and travel agents, and Las Vegas area residents, each of which is a market the Company actively seeks to attract to the Four Queens.

     Many operators in the downtown Las Vegas market have observed that the new Las Vegas Strip properties such as MGM Grand and Luxor have been drawing gaming revenues away from downtown Las Vegas. However, the Company believes that, like the 1989-1991 period when The Mirage and Excalibur casino/hotels opened, following an initial period of dilution of downtown Las Vegas patronage, the entire Las Vegas market could benefit from an overall increase in tourism, with those benefits being shared downtown. Further, as the Las Vegas Strip becomes more congested, certain patrons may prefer the ease and relative friendliness of the downtown market. Additionally, the Company expects that the Four Queens, along with other downtown operators, will benefit from the increased tourism that the Company expects will result from the addition of the Fremont Street Experience.

                        NATIVE AMERICAN GAMING PROJECTS

 BACKGROUND ON NATIVE AMERICAN GAMING

     The Company expects the Native American gaming industry to grow as gaming in general continues to gain popular acceptance as entertainment. In 1988, Congress passed the federal Indian Gaming Regulatory Act ("IGRA") providing a legal and regulatory framework for Native American tribes to offer for profit any games allowed by states. During the six-year period through 1994, approximately 200 Native American casino facilities, ranging from small bingo halls to full-fledged gambling houses, were initiated in more than 20 states. As of February 1995, approximately 100 of these facilities offered Class III gaming (as defined below) pursuant to tribal-state compacts. Casinos on Native American lands are subject to the regulatory authority of the federal Native American Gaming Commission ("NIGC"), tribal regulatory authorities and, where applicable, state agencies. See "Regulations -- Native American Gaming Operations" below.

 SPOTLIGHT 29 CASINO

     FACILITIES. The Company has developed and currently manages Spotlight 29, a Class II facility on tribal land of the 29 Palms Band. Spotlight 29 opened to the public on January 14, 1995, at an estimated construction cost of $10 million. The casino is located in Coachella, California, 150 miles southeast of Los Angeles, 100 miles northeast of San Diego and 20 miles east of Palm Springs. The area within a 150-mile radius of the project has a population of over 20 million people. Additionally, the property is within close proximity to communities in the Coachella Valley including Palm Desert, La Quinta, Rancho Mirage and Indian Wells. The casino is situated on a 55-acre parcel bordered by Interstate 10 (approximately 21,000 cars are estimated to pass the site per day) on one side and Dillon Road (approximately 5,500 cars are estimated to pass the site per day) on the other. The Company believes that the Spotlight 29 site is an excellent one due to its visibility and accessibility from the highway and proximity to large population bases.

     Spotlight 29 features a modern, comfortable 74,000 square foot gaming facility that offers bingo, pull-tabs, poker, Asian card games and other non-house banked games. In addition, since early March 1995, the 29 Palms Band has been operating video pull-tab gaming machines at Spotlight 29 over the Company's strong objections. See "Installation of Class III Gaming Devices at Spotlight 29" below. Two other Native American casinos in the Coachella Valley offer similar games, but in facilities that are not currently comparable in size or appearance to Spotlight 29. The bingo area of Spotlight 29 is able to seat approximately 1,000 people per session in a theater-style circular area with state-of-the-art lighting and sound designed specifically for high stakes bingo. The room offers bingo players an environment not currently available at any other casino in California. In addition, the room is convertible into a theater/arena for shows and other types of entertainment.

     STRUCTURE OF THE MANAGEMENT AGREEMENT. Palm Springs East, L.P., a partnership of which Elsinore owns 90%, operates and manages Spotlight 29. Under the management agreement for the facility, Palm Springs East, L.P. is to receive a management fee equal to 30% of the casino's earnings for gaming operations after depreciation and interest expenses are deducted (subject to the 29 Palms Band receiving a $25,000 per month minimum payment) and the tribe is to receive the remainder of the casino's earnings. In addition, Palm Springs East, L.P. is to receive a fee for managing the casino's non-gaming operations equal to $27,000 per month. Under the contract, the combined management fee cannot exceed 35% of the casino's earnings (after depreciation and interest expenses are deducted). The management contract for the facility has an initial term of five years from the date gaming activities commence at Spotlight 29 and is subject to renewal for an additional two years under certain circumstances. Under the Palm Springs East, L.P. partnership agreement, N.A.C.C., a limited partner that initially secured a land lease and management agreement with the 29 Palms Band, has a 10% ownership interest in Palm Springs East, L.P. and is entitled to receive 10% of partnership distributions. In addition, Palm Springs East, L.P.

 is obligated to pay an additional 5% (subject to a minimum payment of $28,450 per month) of the partnership's cash flow as consulting fees to certain principals of N.A.C.C.

     Unless the 29 Palms Band ceases -- voluntarily or by court order -- its operation of video pull-tab gaming machines at Spotlight 29, the Company intends to disengage from the Spotlight 29 management contract based upon the tribe's material and continuing breach of the contract provisions. See "Probable Disengagement from Spotlight 29 Management Contract" below and "Item
 3. Legal Proceedings -- Action Against 29 Palms Band."

     Elsinore has loaned $10 million to the 29 Palms Band to finance the development and construction of Spotlight 29. This loan bears interest at the rate of 10% per year, is payable solely from the 29 Palms Band's share of the casino's earnings and will amortize over four years from the date the casino opened. Pursuant to the management agreement, payments of principal on the loan and repayments of any operating advances made by the Company to the casino will (subject to the minimum payment to the tribe described above) be deducted by Palm Springs East L.P. from the tribe's share of the casino's earnings. On July 29, 1994, the NIGC approved the management agreement between the 29 Palms Band and Palm Springs East L.P.

     MARKETING. The Company's marketing plan for Spotlight 29 consists of a multi-phase strategy designed to introduce the property, generate patronage and, upon achieving a stable level of business, begin to target additional customer segments and locations. The Company currently is marketing to customers within a 50-mile radius from the casino. Following the initial introduction of the property, the Company intends to expand its marketing efforts to customers within a 100-mile radius, an area which has a total population of approximately 2.8 million residents. The Company will concentrate on attracting residents in the surrounding markets by promoting bus tours and special tournaments. Senior citizens in the area will be a marketing priority. Elsinore has commenced and will continue to implement training programs designed to emphasize a high level of customer service, and intends to expand its use of direct mail marketing, creative advertising, public relations, special events and promotions. The Company believes that its experience in using similar strategies at the Four Queens will be beneficial in managing Spotlight 29.

     Since its January 14, 1995 opening, Spotlight 29 has experienced delays in implementing its marketing plan. Among other things, the 29 Palms Band is still in the process of obtaining the requisite licenses to commence the sale of alcoholic beverages at the casino. See "Regulations--Other Laws and Regulations" below. Although such licensing is a tribal responsibility, the Company intends to assist the 29 Palms Band in obtaining the Spotlight 29's beer and wine permit and its hard liquor permit as soon as practicable, although there can be no assurance as to when or if such permits will be obtained. The Company believes that the current nonavailability of alcoholic beverages at Spotlight 29 and the other delays that have been encountered in implementing the casino's marketing plan have been a factor in the poor initial results of operations at Spotlight 29. The Company has recently restructured the Spotlight 29's management team and is pursuing other measures to improve the casino's marketing efforts. There is no assurance, however, that such measures will be successful or that additional difficulties and delays with respect to marketing the new casino will not continue to adversely affect its results of operations.

     THE PALM SPRINGS MARKET. The Spotlight 29 facility is located to the southeast of Palm Springs. Palm Springs is a desert city in Riverside County about 120 miles southeast of Los Angeles and is known as a fashionable winter resort. Total population within a 50-mile radius of the site is approximately 245,000 permanent residents and an additional 100,000 seasonal residents and total population within a 150-mile radius which includes Los Angeles County and San Diego County is approximately 20 million people. The Company believes that a large portion of the casino's customer base will be comprised of residents residing permanently in Palm Springs. The Company also believes that the tourist and highway traffic will also contribute significantly to the number of casino patrons. The Palm Springs and surrounding areas annually attract over 6 million tourists who generate over $1 billion of spending in the local economy. There are over 16,000 hotel rooms in the Palm Springs area and over 85 golf courses within 25 miles of the casino site.

     The following table presents certain demographic statistics for Spotlight 29's relevant market segments:


                                  50-MILE     100-MILE     150-MILE
                                   RADIUS      RADIUS       RADIUS
Total Population                   350,000    2,846,000   20,000,000
Total Population Over Age 18       262,000    1,702,000       NA
Average Per Capita Income         $ 21,000   $   14,000       NA
Average Household Income          $ 31,600   $   33,000       NA

OPERATION OF CLASS III GAMING DEVICES BY COMPETITORS OF SPOTLIGHT 29

    As a Class II gaming facility, Spotlight 29 Casino is permitted under the IGRA to offer Class II games including bingo, pull-tabs and non-house banked games. Class III games, which include slot machines and other house-banked games, are permitted under the IGRA on Native American land if conditions applicable to Class II gaming are met and, in addition, the gaming is in compliance with the terms of a written agreement ("compact") between the tribal government and the applicable state government. All compacts between tribes and states require approval by the Secretary of the United States Department of the Interior. To date, the State of California has not entered into any tribal-state compacts permitting Class III gaming (other than off-track betting and authorized state lottery facilities).

    Two casinos operating on tribal lands in the vicinity of Spotlight 29 and owned by the Cabazon Band and the Morongo Band, respectively, have installed and are operating Class III gaming devices (primarily slot machines) without an approved compact with the State of California. Although the total number of such machines currently in operation is difficult to verify, the Company believes the Cabazon Band is operating in excess of 500 machines and the Morongo Band approximately 400 machines. The continuing operation of Class III devices at these tribal casinos, each of which competes with Spotlight 29 for gaming customers in Southern California, is regarded by the 29 Palms Band and the Company as a significant factor in Spotlight 29's poor initial financial performance.

    Based on discussions it has had with representatives of the NIGC, the Company understands the NIGC does not currently intend to intervene in situations where Native American casinos in California are operating Class III gaming devices without a compact. The Company has submitted a written request to the United States Attorney for the Central District of California requesting enforcement of the IGRA as to the 29 Palms Band, Cabazon Band and Morongo Band or, alternatively for a statement as to the enforcement policy of that office regarding the IGRA. The Company has also requested in writing that the NIGC initiate appropriate enforcement action against the 29 Palms Band. The Company will evaluate other potential claims and actions it may pursue seeking the removal of Class III gaming devices operating in California in violation of the IGRA. There can be no assurance the NIGC, the United States Attorney or any other governmental or regulatory authority will act to enforce the IGRA in California as it relates to Class III devices or that any other rights or remedies pursued by the Company or Spotlight 29 to halt the unauthorized use of such devices by Spotlight 29's competitors will succeed.

INSTALLATION OF CLASS III GAMING DEVICES AT SPOTLIGHT 29

    In February 1995, the Company learned from discussions with tribal representatives that the 29 Palms Band was contemplating the installation of Class III gaming devices at Spotlight 29. Inasmuch as the 29 Palms Band does not have a tribal-state compact permitting Class III gaming at Spotlight 29, the Company believes the installation by the tribe of such gaming devices would be unlawful and constitute a breach of the tribe's obligations under the Spotlight 29 management contract. In late February, in response to the Company's written objection to the placement of any Class III gaming devices on Spotlight 29 premises, the 29 Palms Band advised the Company that, as the owner of Spotlight 29, the tribe would install such devices if doing so was in the tribe's best interest and that the tribe believed this position did not conflict with the terms of the management contract. In early March, 1995, the 29 Palms Band caused approximately 70 gaming devices to be installed at Spotlight 29 and such devices currently are in operation. In addition, the Company understands that a shipment of additional devices intended for use at Spotlight 29 was intercepted and confiscated by governmental authorities before it reached the casino premises.

     The Company opposes these activities by the 29 Palms Band and in early March notified the Nevada State Gaming Control Board ("Nevada Board") and the NIGC that it will not participate in conduct that contravenes the IGRA. On March 6, 1995, the Company served on the 29 Palms Band a notice and demand that the operation of the Class III devices without the Company's consent and compliance with applicable federal law violates the management contract and that such activity must immediately cease. Following the tribe's failure to remove the gaming devices, the Company on March 16, 1995 filed suit in the United States District Court for the Central District of California to enjoin their operation. See "Item 3. Legal Proceedings -- Action Against 29 Palms Band." In addition, the Company intends to disengage from managing Spotlight 29 by April 30, 1995, if the gaming devices are not removed, and it is evaluating other legal procedures and remedies that may be available in response to the tribe's noncompliance with the management contract and applicable law. See "Probable Disengagement from Spotlight 29 Management Contract" below.

     In March 1995, the Nevada Board conducted two public hearings and a confidential investigative hearing, and the Nevada Gaming Commission ("Nevada Commission") conducted a public hearing, into matters surrounding the operation of Class III gaming devices at Spotlight 29. See "Regulations -- Proceedings Before Nevada Gaming Authorities" below. Pending appropriate resolution of these matters, the Company will endeavor to maintain a working relationship with the 29 Palms Band and, unless and until the Spotlight 29 management contract is lawfully terminated, to fully perform its obligations thereunder.

 PROBABLE DISENGAGEMENT FROM SPOTLIGHT 29 MANAGEMENT CONTRACT

     In addition to filing its March 16, 1995, suit against the 29 Palms Band for injunctive and declaratory relief, the Company has informed the 29 Palms Band that unless the tribe's operation of the Class III devices at Spotlight 29 promptly ceases, the Company will pursue efforts to disengage from the Spotlight 29 management contract based upon the tribe's material and continuing breach of the contract provisions. Termination of the management contract will require negotiation of an arrangement permitting the orderly transfer of operations to the tribe or another manager, obtaining any necessary approvals of the NIGC, and providing acceptable terms regarding the buyout of the Company's interest in the contract as well as the tribe's repayment of the $10 million loan and other advances made by the Company. In addition, since cessation of the Company's right to manage Spotlight 29 will constitute an event of default under the Company's debt facilities, termination of the management contract will require obtaining appropriate consents or waivers from the holders of the First Mortgage Notes and Mortgage Notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Debt Covenants." The Company believes that termination of the management contract would not be necessitated in the event the 29 Palms Band, either voluntarily or by court order, removed the Class III gaming devices from Spotlight 29 or if the federal courts or the State of California determined that the operation of such devices at the tribal casino did not violate the IGRA.

       On March 28 and March 30, 1995, the Nevada Board and the Nevada Commission, respectively, met to consider the Company's application for approval to register its 20% Mortgage Notes, Series B, due 1996 (the "Mortgage Note Registration Application"). The Nevada Board recommended that the Mortgage Note Registration Application be approved on the condition that the Company file an application by April 4, 1995 (the "License Condition Request"), requesting imposition of a license condition requiring the Company by April 30, 1995, to terminate the Spotlight 29 management contract and sever its relationship with the 29 Palms Band. The Nevada Commission approved the Mortgage Note Registration Application on March 30, 1995. The Company's failure to timely implement a lawful directive of the Nevada Commission could subject the Company to disciplinary action, including without limitation the imposition of fines or the suspension or revocation of the Company's Nevada Gaming License. See "Regulations--Nevada Gaming Operations" below. However, as noted above, termination of the management contract without obtaining appropriate consents or waivers from the Company's noteholders would constitute an event of default under the debt facilities. The Company intends to solicit appropriate waivers or consents from its noteholders. There is no assurance, however, that such waivers or consents can be obtained in a timely manner, on commercially terms, or at all. In addition, the Company's termination of the contract without adequate provision, agreed upon by the tribe, for repayment of the Company's $10 million loan and other advances to the tribe could jeopardize the likelihood of such repayment. In the event the 29 Palms Band repudiated its payment obligations to the Company, the Company would be required to pursue legal remedies against the tribe which ultimately could require commencing litigation in federal court. Accordingly, in the event the Company terminates the Spotlight 29 management contract, there is no assurance that the Company will be adequately compensated for the damages it has incurred as a result of the tribe's breach or repaid amounts due under the Company's loans and advances to the tribe.

 7 CEDARS CASINO

     FACILITIES. On February 3, 1995, Elsinore and the S'Klallam Tribe opened 7 Cedars, a 54,000 square foot Class II and limited Class III gaming facility on tribal lands fronting U.S. Interstate Highway 101, on the Olympic Peninsula approximately 70 miles northwest of Seattle. An estimated four million tourists visit the Olympic Peninsula annually. The development cost for 7 Cedars was approximately $9 million. 7 Cedars' 12,500 square foot gaming area features Las Vegas-style table games including craps, blackjack, roulette and poker, as well as bingo, pull tabs and other non-house banked games. The casino's Class III games are authorized pursuant to a compact between the S'Klallam Tribe and the State of Washington, which has been approved by the Secretary of the Interior. In addition to 7 Cedars' casino operations, the Company operates a gift shop, a video arcade and dining facilities at the site. Additionally, the S'Klallam Tribe operates a Native American arts and crafts shop at the facility.

     STRUCTURE OF MANAGEMENT AGREEMENT. Olympia Gaming Corporation, a wholly owned subsidiary of the Company ("Olympia"), operates and manages 7 Cedars under a management contract with the S'Klallam Tribe. Under the contract, the Company will receive a management fee equal to 30% of the casino's earnings from gaming operations, after depreciation and interest expense (subject to the S'Klallam Tribe receiving a $25,000 per month minimum payment) and the tribe will receive the remainder of the casino's earnings. The management contract has an initial term of five years from the date 7 Cedars opened, subject to renewal for an additional two years (in some cases at a reduced management fee) under certain circumstances.

     Elsinore loaned $9 million to the S'Klallam Tribe to finance the development and construction of the 7 Cedars Casino. This loan bears interest at a rate of 10.9% per annum, is payable solely from casino earnings and will amortize over five years from the date the casino opened. Pursuant to the management agreement, payments of principal and repayments of any operating advances made by the Company to the casino will (subject to the minimum payment to the tribe described above) be deducted by the Company from the S'Klallam Tribe's share of 7 Cedars' earnings. On July 29, 1994, the NIGC approved the management agreement between the S'Klallam Tribe and Olympia.

     MARKETING. The Company believes that the physical beauty of the site and the casino building differentiates 7 Cedars from competing properties. In addition, the Company has begun implementation of an active marketing plan to further distinguish 7 Cedars. While the existing tribal casinos in the area have relied on their regional monopoly, the Company believes that the marketing techniques it has used at the Four Queens will draw traffic to 7 Cedars. These techniques include the use of player clubs, frequent visitor drawings, special events and tournaments. The Company will also emphasize a high level of customer satisfaction to encourage repeat visits. These programs will supplement standard brochure distributions and comprehensive customer tracking systems.

     Media will also be a major element in the Company's marketing plan. All employees have been trained to recognize and use public relations opportunities and newsworthy happenings. Through this plan, the Company hopes to be able to use press relations to play a significant role in the development of a player base. Further, the Company has begun to utilize joint marketing programs with local businesses that cater to the tourist market as a means of drawing new customers who are planning to visit the Olympic Peninsula. Examples include joint promotions with fishing charters, golf courses, restaurants, hotels and motels and other visitor-oriented businesses.

     THE WASHINGTON MARKET. 7 Cedars is located in Clallam County, Washington, which is located at the northeastern corner of the Olympic Peninsula approximately 70 miles northwest of Seattle. The state has identified Clallam County as a rapid growth county, designating it as a "growth management county." Populations within a 50- and 100-mile radius of the site are approximately 263,000 and 3 million, respectively. In addition to targeting the local population in Clallam County, the Company expects also to rely heavily on tourist traffic which flows through the Olympic Peninsula, one of the most popular vacation destinations for Washington State residents. Popular attractions include the Olympic National Park, with over 3.7 million visitors annually and Sequim Bay

 State Park, which attracts between 800,000 and 900,000 visitors annually. The primary target market of 7 Cedars is Clallam and Jefferson counties which have a combined population of approximately 76,000 (of which 24% are of retirement age). 7 Cedars' secondary target market includes Victoria, British Columbia with a population of approximately 280,000, Kitsap County with a population of approximately 186,000 and the Seattle/Tacoma area with a population of approximately 2 million. The Company has in particular targeted the British Columbia area. Victoria is one hour and forty minutes by ferry and ground transportation to the site.

     The following table presents certain statistics for the total target market within a 100-mile radius:

                                  TOTAL MARKET
Total Population                    3,004,000
Total Population Over Age 18        2,356,000
Average Per Capita Income          $   14,000
Average Household Income           $   28,000

     COMPETITION. Numerous Native American tribes in the Washington area have either opened or are considering opening gaming facilities with various capacities. Currently, the closest competitor to the Company's facility is the Class II casino located in the City of Poulsbo and operated by the Suquamish tribe, approximately 15 miles from Seattle. In addition to this facility, other competition within a 75-mile radius include the Muckleshoot facility located in Auburn, Washington, approximately 15 miles from Seattle and the Tulalip facility located in Marysville, Washington, approximately 30 miles from Seattle. The Muckleshoot tribe currently operates a Class II casino which offers bingo and pull tabs and has plans to construct a Class III facility.
 The Tulalip casino offers both Class II and Class III gaming.

 DEPENDENCE ON RELATIONSHIPS WITH NATIVE AMERICAN TRIBES

     Good relations with Native American tribes and their officials and representatives are critical to the Company's ability to manage its Native American gaming projects. The Company's Native American gaming projects face certain risks unique to dealing with Native American tribes, including uncertain applicability of federal and state laws as they relate to tribes and the sovereignty of Native American tribes. In particular, the Company's filing of a legal action against the 29 Palms Band to enjoin the operation of Class III gaming devices at Spotlight 29 if such devices are not removed and its decision to pursue disengagement from the management contract are likely to exacerbate the Company's current dispute with the tribe regarding these devices. See "Installation of Class III Gaming Devices at Spotlight 29" above. In addition, tribal officials are subject to replacement by appointment or election. The Company's relationship with a tribe may improve or deteriorate under new tribal administrations. A deterioration of the Company's relationship with a tribe for whom the Company manages gaming operations, or with the Native American community generally, could have a material adverse effect on the Company including, without limitation, the termination of one or more of the Company's Native American management contracts.

                       NASHVILLE NEVADA HOTEL AND CASINO

 MOJAVE VALLEY RESORT

     Mojave Valley Resort, Inc. ("MVR"), an affiliate of Temple, has a 65-year lease (subject to renewal at MVR's option for an additional 20 years) with the Fort Mojave Tribe for development of a prime portion of the Fort Mojave Indian Reservation as a master planned resort community, the Mojave Valley Resort.
 The property is located six miles south of Laughlin, Nevada and 15 miles north of Needles, California and covers portions of Nevada and Arizona. The Nevada portion consists of 488 acres with a mile on the Colorado River and the Arizona portion consists of 800 acres with a 1 1/2 mile river front. MVR and the Fort Mojave Tribe have secured all required approval rights, including Bureau of Indian Affairs ratification of the lease, a permit to build a bridge across the Colorado River and a fully approved Federal Environmental Impact Statement.
 The Fort Mojave Tribe
 has established water rights to over 129,000 acre-feet of water per year, and has granted rights to MVR sufficient to support up to seven casino/hotel sites, including approximately 5,300 hotel rooms.

     MVR plans to develop the 1,300 acres of leased land to create a mixed use, master planned development, complete with all infrastructure improvements, including roads, bridges, water, sewer, power and other utilities. The Nevada portion of the land is expected to feature up to seven river front casino/hotels with a total of 5,300 rooms, an 18-hole championship golf course, 650 residential and/or timeshare units, a commercial complex and a 1,300 space recreational vehicle park. The Arizona parcel of Mojave Valley Resort is expected to offer an additional 18-hole golf course, mobile home and recreational vehicle parks, a second commercial complex, a marina and 3,400 residential and multifamily units, including affordable housing for casino and hotel employees. Additionally, the project is expected to help to satisfy a need for housing in the Laughlin/Bullhead City area.

     The first casino and the general infrastructure needs of the project have been or are being developed by the Fort Mojave Tribe, which has obtained a $33 million loan (with credit enhancement from the Bureau of Indian Affairs) to fund the development. Infrastructure improvements include the bridge over the Colorado River, 9.5 miles of two-lane divided highway from Nevada, Arizona and California to the site, and water, sewer, power and other utilities. Temple has been hired as the construction manager of the project. In addition, MVR has provided development and financing assistance, including investments of $5 million to date which have been used for general site preparation work, including the excavation of finger lakes for the championship golf course. The first project to be completed at the Resort -- the tribal owned Avi Hotel and Casino -- opened in February 1995. The Avi Hotel and Casino features a hotel with approximately 300 rooms and casino space of over 32,500 square feet, with approximately 700 slot machines and 25 table games.

 NASHVILLE NEVADA

     PROPOSED FACILITIES. Nashville Nevada Hotel and Casino will be the name of the second casino/hotel planned for the Mojave Valley Resort, subject to obtaining the necessary financing (see "Uncertainty of Nashville Nevada Financing" below). As indicated by the name, a country and western theme will be reflected in the decor and atmosphere of the casino/hotel. Nashville Nevada will be located on 24.5 acres of riverfront property. The hotel is currently expected to have approximately 500 guest rooms and suites. As currently planned, the casino will be laid out in approximately 32,500 square feet of space, and will offer approximately 1,050 slot machines and 31 table games, as well as keno and a sports book. Additional amenities at the casino/hotel will include a variety of dining choices, other nongaming amenities, and a 25 acre recreational vehicle park.

     STRUCTURE OF AGREEMENTS. MVR has entered into a sublease with Mojave Valley Resort Casino Company ("MVRCC"), an affiliate of Temple, for a term of 65 years (subject to renewal at Nashville Nevada LLC's option for an additional 20 years) for the development of Nashville Nevada. MVRCC has conditionally assigned the sublease to Nashville Nevada LLC as part of its capital contribution to the project. Rent on the property is payable at a rate of $616,000 per year ground rent plus an incentive rent of 10% of net operating income, after payment of interest on debt, exceeding $616,000. The sublease is subject to termination upon, among other things, a failure to make required rental payments and any material breach of the covenants of the sublessee.

     Nashville Nevada will be owned by Nashville Nevada LLC and operated by Mojave Gaming, a wholly owned subsidiary of Elsinore. Under the operating agreement for Nashville Nevada LLC, the total estimated project cost for Nashville Nevada is $65.5 million. As the initial portion of this amount, Mojave Gaming will be required to make a capital contribution to Nashville Nevada LLC of $10 million in cash, less the amount of certain expenses in connection with the project to date; MVRCC has conditionally assigned its rights as sublessee under the sublease for the project site and will be required to assume sole liability to pay the minimum rent charges of $616,000 per year for the first two years of the sublease as its capital contributions. Nashville Nevada LLC will assume the remaining obligations of MVRCC under the sublease. The parties have agreed that these contributions will be valued at $10 million and $6 million, and their respective capital accounts will be credited with such amounts.

     In exchange for these contributions, Mojave Gaming will receive a 70% membership interest and MVRCC will receive a 30% membership interest in Nashville Nevada LLC. The profits and losses of Nashville Nevada LLC will generally be allocated according to these membership interests except as may be otherwise required by the operating agreement. The operating agreement contains rules for the allocation of certain adjustments, credits, losses, and distributions, including a "qualified income offset," "minimum gain chargeback" provisions, allocation of gain on sale or disposition of certain property of Nashville Nevada LLC and for differences between the fair market value of the LLC's property and its adjusted basis. These provisions may have the effect of allocating expenses and income in ratios different from the 70%--30% ratio described above.

     As a condition to MVRCC's obligation to make its initial capital contribution, subject to certain contingencies, Mojave Gaming is obliged to obtain financing of $55.5 million beyond its initial capital contribution for the construction of the hotel, a casino, and related amenities, without diluting MVRCC's membership interest or requiring MVRCC or Mojave Gaming to guarantee the financing or issue any debt. Of this amount, Mojave Gaming expects to obtain $50 million of project debt financing and $5.5 million of furniture, fixtures and equipment financing. The contingencies include obtaining of licenses or exemptions from IGRA approvals and establishing to Elsinore's satisfaction that necessary infrastructure will be provided by the Fort Mojave Tribe.

     Temple and the Company in March 1995 agreed to extend until September 30, 1995, the date by which the Company must complete its $10 million capital contribution and obtain the remaining $55 million of non-recourse debt financing for the Nashville Nevada project. In consideration for such extension, the Company will assume Temple's obligation to pay approximately $47,000 in current property taxes, an additional $47,000 in property taxes in the event the Nashville Nevada project financing is not in place by September 15, 1995, and $75,000 in lease payments relating to the Mojave Valley Resort; in addition, the Company will loan to Temple up to approximately $150,000 to enable Temple to pay its requisite share of pre-effective date expenses regarding the Nashville Nevada project, which loan Temple will be obligated to repay in the event financing for the project is completed. There is no assurance, however, that the Company or Temple will be able to obtain the equity or debt financing necessary to commence construction of the project by the extended deadline or at all. Accordingly, there is significant uncertainty whether the Nashville Nevada project will be completed or option rights to develop additional projects at the Resort will be obtained. See "Uncertainty of Nashville Nevada Financing" below.

     Temple or, at its option, an affiliate of Temple has the exclusive right to act as the construction manager of the Nashville Nevada project and for any major capital improvements at Nashville Nevada for ten years from its opening, on reasonable and customary terms and conditions. Elsinore has the exclusive right to act as project coordinator for Nashville Nevada (overseeing day-to-day operations) for ten years from its opening, and will develop and implement a budget and plan for the organization, service and marketing of the Nashville Nevada project. The Company will receive as compensation a monthly administrative fee of the greater of 1% of the project's gross revenues, or five percent of its net revenues, and will be reimbursed for its out-of-pocket expenses.

     Two percent of Nashville Nevada LLC's gross revenues in the first three years of its operation, and 3% thereafter, will be deposited into a reserve account for capital improvements of Nashville Nevada to be made at the recommendation of Mojave Gaming. The reserve account balance need not exceed $2 million, annually adjusted according to the consumer price index. Working capital for Nashville Nevada LLC will be funded by an account holding 2% of gross revenues up to a cumulative amount of $2 million, adjusted annually in accordance with the Consumer Price Index. Mojave Gaming is obliged to lend the Nashville Nevada LLC any shortfall in the account below $2 million, up to $750,000 outstanding at any one time, at an interest rate equal to the prime rate plus 4%. Payments from this account will go, in order of priority, to required reserves, sublease and tax payments, debt service, operating costs, working capital and reserves, capital reserves, and to payment of administrative fees to Mojave Gaming.

     The existence of Nashville Nevada LLC will be terminated by the failure of the Company to obtain the required project financing; by the termination of the sublease for the site; by the cessation of its business; by consent of all members; by the expulsion, bankruptcy or dissolution of a member, unless all other members vote to continue Nashville Nevada LLC's existence; or as otherwise required by the Nevada Limited Liability Company Act. Nashville Nevada LLC will dissolve no later than June 30, 2024, as required by the Nevada Limited Liability

 Company Act. At the time of dissolution, its rights as assignee under the sublease for the project site may be assigned to a successor company or distributed to one or more of the members in accordance with their capital account balances at the time of dissolution, as permitted by regulations governing tribal property then in effect, or may be terminated if such assignment or distribution is not so permitted.

     Upon obtaining the necessary project financing for Nashville Nevada, the Company will acquire option rights from Temple to develop up to three additional casino/hotel projects on tribal lands at the Mojave Valley Resort (the "Development Option").

 UNCERTAINTY OF NASHVILLE NEVADA FINANCING

     The Nashville Nevada project cost of approximately $65.5 million is expected to be funded from a $10 million equity infusion from the Company, $50 million in project debt financing, and $5.5 million of furniture, fixtures and equipment financing. The Company's obligation to arrange this $65.5 million in financing is a condition to the obligation of a third party participant in the Mojave Valley Resort project to make its initial capital contribution to the project. In March 1995, Temple and the Company agreed to extend until September 30, 1995, the date by which the Company must complete its $10 million capital contribution to the Nashville Nevada project, in consideration for which the Company will assume certain of Temple's payment obligations with respect to the Mojave Valley Resort. There is no assurance, however, that the Company or Temple will be able to obtain the equity or debt financing necessary to commence construction of the project by the extended deadline or at all.
 Any further extension of the September 30, 1995 deadline will require the additional consent of the parties to the applicable operating agreements.
 There is no assurance such consents or extensions can be obtained on terms acceptable to the Company or at all.

     None of the proceeds of the Equity Offering or the sale of the Convertible Notes will be used to fund the Company's equity infusion to the Nashville Nevada project. Instead, the Company will be required to implement one or more additional equity offerings to raise the required $10 million infusion. In addition, the Company's existing debt covenants, as well as the escrow of future financing proceeds required under the Convertible Notes, will restrict the Company from contributing all or a significant portion of future equity offering proceeds to Mojave Gaming. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Debt Covenants." If the Company is not able to obtain the necessary amounts of equity financing on a timely basis, the Company will be required to seek an amendment of the terms of the operating agreements for the Nashville Nevada project reducing the required capital contribution or further extending the date for obtaining financing, obtain additional equity investors for the project, or abandon its participation in the project.

     In addition, the Company has based its determination of the expected project cost for Nashville Nevada upon the proposed terms of the $50 million debt financing Nashville Nevada LLC currently intends to seek to complete the project. If Nashville Nevada LLC is unable to obtain the debt financing on the terms currently contemplated, it may be required to abandon the Nashville Nevada project unless it can obtain financing on other terms, such as higher rates of interest, or secure the addition of a third participant. Any such change could materially and adversely affect the benefit to the Company from Nashville Nevada LLC and increase the Company's requirement for cash from other sources. There is no assurance that the Nashville Nevada project can be funded on the terms currently proposed or on other commercially acceptable terms, or that any of the additional financing can be obtained in the amounts and by the dates required in order to proceed with development of Nashville Nevada or any of the Company's other casino/hotel projects at the Mojave Valley Resort.

 ADDITIONAL RISKS REGARDING NASHVILLE NEVADA AND THE MOJAVE VALLEY RESORT

     Spotlight 29 and 7 Cedars opened in the first quarter of 1995. If the necessary financing is obtained, construction of Nashville Nevada is intended to begin as soon as practicable thereafter. The Company has limited prior experience in operating and managing multiple casinos simultaneously. In addition, major construction projects such as Nashville Nevada entail significant risks, including financing contingencies, shortages of materials, management personnel and skilled labor, engineering, construction, environmental, governmental and regulatory problems, work stoppages, weather interference and unanticipated cost increases, any of which difficulties could further increase the cost of or delay or prohibit the construction of Nashville Nevada. There is no assurance that such construction will occur on schedule or that the budgeted construction costs will not be exceeded. Substantial portions of the Mojave Valley Resort, as described herein, will be developed by affiliates of Temple or third parties with which Temple may reach agreement. This development will be outside of the control of the Company. Although the Company, in partnership with Temple, has options to develop up to four of the seven casinos presently contemplated for the Mojave Valley Resort, it has not obtained financing or other commitments with respect to any of these projects and the financing it is currently seeking is intended only for the first of these casinos. Moreover, if the Nashville Nevada financing is not obtained on a timely basis, the Company could lose its development option rights for the additional casino/hotel projects.

     The Company understands that Temple currently is facing liquidity problems which could adversely affect its ability to complete on a timely basis its financing obligations both with respect to Nashville Nevada and with respect to other projects at the resort. Any failure by Temple or other third parties to develop the Mojave Valley Resort according to plan could have a material adverse effect on the results of operations of Nashville Nevada or other casinos that the Company may own and/or operate within the Mojave Valley Resort development.

 MARKETING; THE LAUGHLIN MARKET

     The Company's marketing strategy for Nashville Nevada will be based on its experience in operating the Four Queens. The Company will target patrons who have been or are likely, based on demographics, to be attracted to the Laughlin market. Elsinore believes that the Mojave Valley Resort is well-positioned as an intercept location for southern Nevada casino customers. Customers from Arizona will be able to avoid traffic delays in Bullhead City en route to Laughlin by utilizing a new bridge across the Colorado River leading through the Mojave Valley Resort. Customers from Southern California traveling to Laughlin are able to enter the Mojave Valley Resort on a divided highway that is an alternative to the two-lane Needles Highway.

     Nashville Nevada will be located approximately six miles south of Laughlin, Nevada. Laughlin is the third largest gaming market in Nevada behind Las Vegas and Reno. The Laughlin area has witnessed considerable growth in the past decade. Until 1966, Laughlin consisted solely of an eight-room motel with a bar, slot machines and a bait shop. At that time, the motel was expanded to include gaming tables and promotional programs were started. The Pioneer and the Golden Nugget hotels were built in the early 1970's. In 1981, when Circus Circus Enterprises, Inc. built the Edgewater Hotel and Casino, Laughlin began to be recognized as a major gaming destination. Since that time, several additional major hotels have been built and the number of rooms has expanded from approximately 431 in 1982 to approximately 10,300 in 1994. The expansion in casino/hotels has also translated into a growth in gaming revenue as shown in the table below:

                                 LAUGHLIN MARKET DATA*

                                    GAMING REVENUE

 JUNE FISCAL      NUMBER OF                              NUMBER OF ROOMS OCCUPANCY RATE(1)
    YEAR           HOTELS       ($000'S)     GROWTH
    1985              5         124,721      30.3%              NA                 NA
    1986              6         174,945      40.3               NA                 NA
    1987              6         209,894      20.0              2,139              96.0%
    1988              7         268,791      28.1              3,188              96.0
    1989              9         318,004      18.3              3,820              96.0
    1990              9         365,893      15.1              4,426              96.2
    1991             10         437,461      19.6              7,324              90.5
    1992             10         484,148      10.7              8,085              91.3
    1993             10         522,672       8.0              8,965              91.6
    1994             10         545,370       4.3             10,290              90.0
      Compound Annual              --        17.8%              25.2%              --
        Growth Rate

 *  For casinos with gaming revenue of $1 million and over

 (1) Calculated based on room-nights available

     The vast majority of visitors to Laughlin arrive by car, recreational vehicle and bus from Southern California and Arizona. Commuter air service into the Bullhead City airport operates to and from Los Angeles, Phoenix and San Diego.

 COMPETITION

     Elsinore believes competition for the Mojave Valley Resort project will come from the casinos in Laughlin, Nevada and Native American casinos scattered throughout Arizona and southern California. In addition to the 488 acres leased to Mojave Valley Resort, the Fort Mojave Tribe has other lands in Nevada which it has leased or intends to lease for the construction of additional casinos. Elsinore expects that the intercept location for Nashville Nevada and the amenities offered by the Mojave Valley Resort and Nashville Nevada will enable it to compete effectively with the Laughlin casinos. In particular, the Company believes that the amenities offered at the project (including championship golf courses and RV parks) cannot be easily duplicated at Laughlin due to its landlocked configuration and shortage of water. Native American casinos in both Arizona and California currently offer gaming that is quite limited in scope: slot machines, bingo and poker in Arizona, but no house-banked games; and bingo, poker and Asian games in California, but limited slot machines (which may not be lawful) and no house-banked table games. These casino operations are generally scattered throughout each state and none currently offer the resort atmosphere Nashville Nevada is expected to offer.

                                  REGULATIONS

 NEVADA GAMING OPERATIONS

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and applicable local jurisdictions. The Nevada Commission, the Nevada Board and applicable local jurisdictions are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues though taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Pinnacle Gaming Corporation, a wholly owned subsidiary, is licensed by the Nevada Gaming Authorities as a manufacturer and distributor of gaming devices. Four Queens, Inc. ("FQI"), which operates the Four Queens, is licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. No person may become a stockholder of, or receive any percentage of profits from, FQI without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and FQI have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada. Similarly, Nashville Nevada LLC and its affiliates will be subject to the same licensing and regulatory oversight requirements.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or FQI in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of FQI must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of FQI may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company or FQI the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or FQI to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and FQI are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by FQI must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by FQI, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, FQI, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial owner of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial owner of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial owner of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission, may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or FQI, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
 (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada

 Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. The Nevada Commission has imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operation are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, must also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.
 Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

 PROCEEDINGS BEFORE NEVADA GAMING AUTHORITIES

       On March 8, 1995, in connection with its Mortgage Note Registration Application, the Company appeared at a public hearing before the Nevada Board. During this hearing, the Board inquired at length concerning the decision of the 29 Palms Band to install Class III gaming devices at Spotlight 29. See "Installation of Class III Gaming Devices at Spotlight 29" above. The Nevada Board questioned the Company regarding its participation, if any, in the installation and operation of these gaming devices and stated the agency's view that such operation and installation constituted a violation of California and federal gaming laws. In this regard, the Nevada Board expressed grave concerns about the Company's continued "association" with the 29 Palms Band because of the alleged illegal conduct of the tribe, which the Nevada Board may view as a violation by the Company of the foreign gaming provisions of the Nevada Gaming Control Act. At the conclusion of the hearing, the Nevada Board continued further action on the Mortgage Note Registration Application to a special meeting of the Nevada Board scheduled for March 28, 1995.

       On March 10, 1995, the Company was served with a demand for production of documents, records and certain demonstrative evidence by March 15, 1995, and notified to appear before a hearing officer appointed by the Nevada Board for the purpose of a confidential investigative hearing which was conducted on March 17, 1995. The purpose of the investigative hearing was to solicit testimony from the Company's management and examine evidence on confidential business and financial matters, the Company's dispute with the 29 Palms Band, and any related violations of the Act or the regulations of the Nevada Commission.

       On March 28, 1995, the Nevada Board conducted a special public meeting on the Mortgage Note Registration Application. At that meeting, the Company advised the Board as to the status of the various matters relating to the dispute with the 29 Palms Band, and disclosed the Company's intent, absent a dramatic change in circumstances, to terminate the Spotlight 29 management agreement through a buy out arrangement with the 29 Palms Band. The Company further advised the Nevada Board that the Company will seek to obtain necessary waivers or consents from its noteholders. Based on the Company's affirmative presentation, the Nevada Board unanimously voted to recommend approval of the Mortgage Note Registration Application to the Nevada Commission, subject to two conditions. These conditions provide that (1) the Company must quit the premises of the Spotlight 29 and terminate any direct or indirect association with the Spotlight 29 by April 30, 1995, unless the video "pull-tab" machines the License Condition Request currently operated there by the 29 Palms Band are removed (voluntarily or by court order), made subject to a tribal-state compact or otherwise deemed legal pursuant to federal and state law; and (2) by April 4, 1995, the Company must file the License Condition Request requesting that the first condition be made a permanent condition to the license of Four Queens, Inc.

       On March 30, 1995, the Nevada Commission unanimously approved the recommendation of the Nevada Board, including the enumerated conditions. Although the Company could avoid compliance with the referenced conditions by refusing to consummate the transaction contemplated by the approved First Mortgage Note Application, the Nevada Board publicly advised the Company that such action could result in the Nevada Board commencing disciplinary action against the Company. In this regard, both the Nevada Board and Nevada Commission have indicated that the April 30, 1995, date for termination of the Company's business relationship with the 29 Palms Band could be extended or modified based on demonstrable progress in completing an agreement with the tribe and obtaining NIGC approval of such an agreement, or changed factual or legal circumstances.

       Based on the conduct of the Company, the Nevada Board will have a broad range of regulatory options that could be taken relative to the Company under these circumstances. The Nevada Board could process the License Condition Request in a manner that affords the Company ample opportunity to terminate the Spotlight 29 management agreement in a constructive and satisfactory manner. If the Company refuses to file the License Condition Request by the April 4, 1995 deadline, or the Company is unable to terminate the Spotlight 29 management agreement within a time period acceptable to the Nevada state gaming regulatory authorities, the Nevada Board could decide to file a complaint for disciplinary action against the Company and its licensed subsidiaries based on the alleged violation of the foreign gaming provisions of the Act and related regulations of the Nevada Commission. A disciplinary complaint may request revocation, suspension or limitation of a license or other approval, petition for the entry of an order in the nature of either a mandatory or prohibitory injunction, and the imposition of administrative fines of not more than $100,000 for each separate violation of the Act or applicable regulation of the Nevada Commission. In this regard, the Nevada Board could ask that each day that the Company continues an "association" with the 29 Palms Band constitutes a separate violation. Additionally, the Nevada Board could enter an interlocutory stop order preventing the Company from completing any public offering of its common stock or other securities in accordance with the prior order of the Nevada Commission entered October 27, 1994.

       Each of these various administrative actions available to the Nevada Board are subject to review, consideration and final decision by the Nevada Commission, which agency has the final authority and discretion to approve, deny or modify the request of the Nevada Board. In certain limited circumstances, the final decision of the Nevada Commission is subject to judicial review by the Nevada courts. Moreover, under appropriate regulatory and financial circumstances, the Nevada Board and the Nevada Commission could petition a Nevada court for the appointment of a licensed supervisor to assume the operations of the Four Queen Hotel and Casino.

       While the Company intends to fully cooperate with the Nevada Board and the Nevada Commission, there is no assurance that the Company will be able to satisfy any or all of the regulatory requirements that these agencies might impose on the Company. The loss or material limitation of any license or approval held by the Company in Nevada would, and the imposition of administrative fines by the Nevada Commission may, have a material adverse impact on the Company's business and properties.


 NATIVE AMERICAN GAMING OPERATIONS

     The Company, through its wholly owned subsidiaries and affiliates, has management contracts to manage casino facilities on tribal lands with the 29 Palms Band near Palm Springs, California and with the S'Klallam Tribe on the northeast portion of the Olympic Peninsula approximately 70 miles northwest of Seattle, Washington.

     Gaming on Native American lands, including Spotlight 29 and 7 Cedars, is extensively regulated under federal law, tribal law and/or tribal-state compacts. Under IGRA, management contracts for Native American gaming facilities may provide for a management fee for up to 40% of net revenues and a term of up to seven years if the Chairman of the NIGC determines that capital investment required and the income projections for the facility merit such terms. The NIGC has approved the management contracts for both Spotlight 29 and 7 Cedars.

     In connection with obtaining NIGC approval for these management contracts, the Company, its directors, persons with management responsibilities, certain owners of the Company and certain persons with a financial interest in the management agreements as determined by the NIGC and tribal regulatory authorities must provide background information and be investigated by the NIGC and tribal regulatory authorities, and be approved in order for a management contract to be approved by the NIGC and for the Company to be issued a license to operate a gaming facility by tribal regulatory authorities. Persons who acquire beneficial ownership of the Company's securities may be subject to certain reporting and qualification procedures established by the NIGC and tribal regulatory authorities.

     The operations and management of the Company's Native American casino projects are and will be subject to the regulating authority of the NIGC, tribal regulatory authorities and, where applicable, state agencies. Such regulatory authorities have jurisdiction to inspect, supervise and audit gaming operations on Native American lands and where warranted may restrict, suspend or revoke licenses and approvals granted by the issuing agency. The NIGC and tribal governments may impose taxes and licensing fees on gaming operations located on Native American lands.

     Should either of the two management contracts be suspended or revoked by the NIGC, tribal officials or state regulatory agencies, the effect could have an adverse impact on the business of the Company. Similarly, changes in IGRA, the governing tribal ordinance or applicable state law could have an adverse effect on the Company's gaming operations on Native American lands. The NIGC has advised the Company that the operation of video pull-tab gaming devices by the 29 Palms Band at Spotlight 29 does not adversely affect the good standing of the Company before the NIGC.

 NASHVILLE NEVADA

     The ownership and operation of Nashville Nevada will be subject to extensive regulation by federal, tribal, and state government authorities. Nashville Nevada will be located on land within the Nevada portion of the Fort Mojave Indian Reservation that has been leased by MVR from the Fort Mojave Tribe. As required by federal law relating to leasing of lands held in trust by the United States for Native American Tribes, the Secretary of the Interior acting through the BIA, approved the Nevada lease between the Fort Mojave Tribe and MVR (the "Lease"). MVR's Arizona lease has been conditionally approved by the BIA.

     MVR has subleased a portion of the land on which Nashville Nevada will be located to an affiliate of Temple. As required by the Lease, both the BIA and the Fort Mojave Tribal Council approved the Sublease (the "Sublease"). The Sublease in turn will be assigned to Nashville Nevada LLC upon closing of the financing. This assignment of the Sublease has been approved by the Fort Mojave Tribal Council and by the BIA.

     The Fort Mojave Tribal Council has adopted a Tribal Gaming Ordinance that has been approved by the Chairman of the NIGC and authorizes Class III gaming on the Nevada portion of the reservation. The Fort Mojave Tribe and the State of Nevada have entered an Intergovernmental Agreement that has been approved by the Secretary of Interior as a tribal-state compact relating to Class III gaming. Under the Intergovernmental Agreement, the tribe has transferred all civil, criminal, and regulatory authority over gaming, including licensing, within the Nevada portion of the Fort Mojave Indian Reservation, to the Nevada Commission. The ownership and operation of Nashville Nevada thus will be subject to extensive regulation by the Nevada Gaming Authorities. The

 Nevada Gaming Authorities have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit Nashville Nevada's gaming licenses and approvals, impose substantial fines, and take other actions, any of which could have a substantial material adverse affect on Nashville Nevada's business.

     Prior to the enactment of IGRA, the Fort Mojave Tribe and the State of Nevada signed an intergovernmental agreement, subsequently approved by the Secretary of the United States Department of the Interior as a tribal-state gaming compact. Under this intergovernmental agreement, all of the tribe's civil, criminal and regulatory authority over gaming, including licensing, was transferred to the Nevada Commission. Consequently, gaming operations on the Nevada property leased from the Fort Mojave Tribe must be authorized, licensed and regulated by the State of Nevada and not by the tribe. Nashville Nevada LLC has taken the position that, because the gaming operations on the leased property are licensed by the State of Nevada and not by the Fort Mojave Tribe, certain provisions of IGRA which require that a Native American tribe must receive at least 60% of net revenues (as defined by IGRA) from gaming operations conducted by any person or entity licensed or authorized by a Native American tribe to conduct such gaming do not apply to the distribution of revenues from gaming operations conducted in compliance with the lease from the Fort Mojave Tribe and the tribal-state compact. The agreements relating to the Nashville Nevada project do not provide for the Fort Mojave Tribe to receive 60% of net revenues from gaming and any amendment of the agreements to provide for such receipt would make the project uneconomical for Nashville Nevada LLC or result in the loss of all of the Company's investment in the project.

     IGRA, the Lease, and the Fort Mojave Tribal Gaming Ordinance reserve certain governmental and other authorities to the Fort Mojave Tribe and the federal government. Under IGRA, the Fort Mojave Tribal Council may, in its sole discretion and at any time, revoke its Tribal Gaming Ordinance. Any person then operating Class III gaming must cease doing so one year from the date that notice of the tribe's revocation is published in the Federal Register. The Lease provides that the tribe will take no action to limit Class III gaming. The Lease preserves the tribe's authority to levy taxes on the leased premises provided that any fee, taxes or other burden imposed by the tribe on MVR must not be greater in the aggregate than that imposed by the State of Nevada on taxpayers located off tribal lands but within Clark County, Nevada. However, if tribal taxation results in double taxation as a result of the State of Nevada's authorization to tax tribal lands, full credit for state taxes will be given against the comparable tribal taxes.

 INTERNAL REVENUE SERVICE AND TREASURY REGULATIONS

     The IRS requires operators of casinos located in the United States to file information returns for United States citizens (including names and addresses of winners) for Keno and slot machine winnings in excess of stipulated amounts. The IRS also requires casino operators to withhold taxes on certain Keno, bingo and slot machine winnings of certain non-resident aliens.

     The regulations of the Treasury Department and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including, in certain circumstances, identification of the customer by name and social security number. This practice commenced in May 1985, and may have resulted in the loss of gaming revenue to other jurisdictions where such reporting is not required.

 OTHER LAWS AND REGULATIONS

     The Four Queens, Spotlight 29 and 7 Cedars each is subject to extensive state and local regulations and must obtain various licenses and permits, including those required to sell alcoholic beverages, on a periodic basis. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the casino. Management believes that FQI has obtained all required licenses and permits and that the business is conducted in substantial compliance with applicable laws.

     Pursuant to federal law, sales of beer, wine and other intoxicating beverages ("Liquor") must be in conformance with tribal and state laws. Under the Nevada law, the sale of Liquor by the drink at gaming facilities is subject to state regulation and licensing. The Company is licensed to sell Liquor by the drink at the Four

 Queens. The 29 Palms Band has passed a tribal ordinance to permit the sale of beer and wine by the drink at Spotlight 29. However, the tribal ordinance is subject to BIA and state approvals. The S'Klallam Tribe has passed a tribal ordinance to permit the sale of Liquor by the drink at the 7 Cedars Casino.
 The tribal ordinance is subject to BIA approval. The Fort Mojave Tribe's current liquor ordinance authorizes the sale of Liquor at retail but not by the drink. Elsinore understands the tribe is considering amending its ordinance to authorize the sale of Liquor by the drink, which has been approved by the BIA.

                           OTHER BUSINESS INFORMATION

 PATENTS

     The Company's only significant patent covers MULTIPLE ACTION(R) blackjack, a faster version of traditional blackjack that was developed by an officer of the Company. The patent was issued in 1992 and expires in 2017. MULTIPLE ACTION(R) blackjack permits a player to make three separate bets on his hand, and the dealer uses a single up-card against the three-player bets. This results in a higher volume of play.

     The Company has licensed MULTIPLE ACTION(R) blackjack to other casinos in Las Vegas and throughout the United States and at December 31, 1994 had licensed 82 locations for 128 tables. Revenues from licensing MULTIPLE ACTION(R) blackjack through December 31, 1994 represented an immaterial part of the Company's overall revenues.

 EMPLOYEES AND LABOR RELATIONS

     At December 31, 1994, the Four Queens employed 1,151 persons, of which 37 were covered by collective bargaining agreements which expired in April 1987. The union employees have continued to work under the terms of an expired agreement. The Company believes that its relationship with the employees of the Four Queens is good.

 CONTROL PROCEDURES

     The Company employs stringent controls, checks and recordkeeping of all receipts and disbursements in connection with its gaming operations and believes that its internal controls are in compliance with the laws and regulations established by the Nevada Gaming Authorities, the Washington State Gambling Commission, National Indian Gambling Commission, and the respective tribal gaming commissions. The audit and cash controls employed by the Company include locked cash boxes, independent counters and observers to perform daily cash and coin counts, floor observations of the gaming area, closed circuit television monitoring of critical activities and rapid analysis and resolution of discrepancies or deviations from normal performance.

 CREDIT POLICIES

     The Four Queens gaming operations are conducted on a credit as well as cash basis. The Company believes that it is necessary to extend credit to selected customers in order to compete effectively with other casino/hotels. Credit play at the Four Queens accounts for a relatively minor portion of total gaming activities. Allowances for doubtful accounts are made on the basis of a subjective analysis of the receivables involved and are charged as an expense in the period in which such determination are made. Credit is not issued at the Native American casinos.

 CERTAIN INCOME TAX MATTERS

     Management has reevaluated transactions which occurred in prior years and as a result believes the Company possesses a total net operating loss carryforward which was approximately $101,000,000 at December 31, 1994. As a result of ownership changes in prior years, Internal Revenue Code Section 382 limits the amount of loss carryforward currently available to offset federal taxable income. As a result of this Offering, the available amount will be further limited. At December 31, 1994, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income was approximately $38,000,000. These loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007.


 ITEM 2.  PROPERTIES.
          ----------

     Except for certain small parcels of land owned in fee and one lease for approximately 7,000 square feet of casino space that expires on December 31, 1997, the real property underlying the Four Queens is leased pursuant to several long-term leases, none of which expires before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens is subject to the mortgage security interest of the Company's 12.5% First Mortgage Notes Due 2000 (the "First Mortgage Notes)". (See Notes 5 and 8 of Notes to Consolidated Financial Statements.) The Four Queens is more fully described under Item 1. The Company does not own any fee or leasehold interests in the real property underlying Spotlight 29 or 7 Cedars. Pursuant to the Nashville Nevada operating agreement, Nashville Nevada LLC (of which Mojave Gaming, Inc. is a member) has the right to assume all rights as sublessee under the sublease for the Nashville Nevada project site, subject to the satisfactory completion of financing and other contingencies relating to the project. See "Item 1. Business -- Hotel and Casino -- Structure of Nashville Nevada Agreements."


 ITEM 3.  LEGAL PROCEEDINGS
          -----------------

 WARN ACT LITIGATION

     The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act ("WARN Act") and breach of contract. The plaintiffs in the two consolidated cases are (i) former employees of a casino/hotel in New Jersey formerly affiliated with the Company bringing suit on behalf of a class of all employees laid off as a result of the casino's closing and (ii) a union local seeking to represent its members who were laid off at that time. Plaintiffs claim that there are approximately 1,300 such employees within the class who seek damages under the WARN Act providing for up to 60 days' pay and lost benefits and payments for deferred compensation allegedly due under a contract with certain employees. Damages payable, if any, will be calculated on the basis of the number of days' notice determined by the court to have been required under the WARN Act and the wages, benefits and deferred compensation applicable to each such employee.

     The Company has vigorously defended the action on the basis that even if the WARN Act does apply as a matter of law to a regulatory-forced closing, the closing was due to unforeseeable circumstances and, accordingly, the notice given was as timely as practicable, among other grounds. The liability phase of the trial of the two consolidated lawsuits concluded in August 1993 and no decision has yet been rendered, although the Company understands a decision may be rendered at any time. In the event of an adverse decision in the liability phase, the litigation would thereafter proceed to determine the amount of damages awarded against the defendants. There is no assurance that the Company will prevail in this litigation or as to the amount of the damages that might be awarded against it if the plaintiffs succeed. An adverse decision in this case could have a material adverse effect on the Company. The Company would likely need to obtain additional financing to meet its obligations under any ultimate material judgment against it. There is no assurance that such financing would be available.


 ACTION AGAINST 29 PALMS BAND

     On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the 29 Palms Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint seeks injunctive and declaratory relief based upon the tribe's breach of the

 Spotlight 29 management contract. Plaintiffs allege that the tribe breached the contract when it installed "pull-tab" video gaming machines at the casino without the plaintiffs' consent and without any involvement whatsoever by the plaintiffs in the operation of the machines. The complaint alleges that these actions violate the terms of the contract which give plaintiffs the exclusive right to manage and operate the casino and violated the contract's non-compete provisions. The complaint states that plaintiffs did not, and could not, consent to the installation and operation of the machines at the casino because the State of California has expressed a legal position that, because such machines are Class III gaming devices under the IGRA, their operation on Native American reservations in California is illegal. Moreover, because plaintiffs are subject to regulation by Nevada Gaming Authorities which require that plaintiffs' conduct conform to the laws of the State of California and the IGRA, plaintiffs' consent to the installation or involvement in the operation of the gaming devices at Spotlight 29 could subject them to disciplinary action by the Nevada gaming authorities. Consequently, plaintiffs filed the complaint to obtain a judicial declaration as to whether "pull-tab" video gaming devices are legal on tribal lands in California and, unless they are declared legal, to enjoin the operation of such devices at Spotlight 29.


 POULOS/AHERN CLASS ACTIONS

     In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.


 CABAZON TRIBE ACTION

     In December 1994, the Cabazon Tribe, which operates a casino on its tribal lands in the vicinity of the 29 Palms Band, filed a lawsuit against the NIGC in the Federal District Court for the District of Columbia and unsuccessfully sought a temporary restraining order to enjoin completion of Spotlight 29. The Company believes the suit, which alleged violation by the NIGC of certain environmental law standards, is wholly without merit and will not be litigated further by the Cabazon Tribe.

 MISCELLANEOUS

     At December 31, 1994, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. While the amounts claimed in some instances are substantial and ultimate liability with respect to such claims cannot be determined, management is of the opinion that the resolution of all pending matters will not have a material adverse effect upon the Company's financial statements taken as a whole.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

 No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS
          -------

 The Company's common stock, par value $.001 per share (the "Common Stock"), is traded on the American Stock Exchange and the Pacific Stock Exchange under the symbol "ELS." The following table sets forth the closing high and low sales price for the Common Stock on the American Stock Exchange Composite Tape during each quarter of the last two fiscal years, as reported by the American Stock Exchange.

                                            Price Range
                                      ---------------------
                                         High         Low
                                      -----------   -------
   Year ended December 31, 1994:

     First Quarter                      $6.125      $3.875
     Second Quarter                      4.563       2.313
     Third Quarter                       3.500       2.563
     Fourth Quarter                      2.813       1.813

   Year ended December 31, 1993:

     First Quarter                      $3.438      $ .750
     Second Quarter                      6.750       2.500
     Third Quarter                       6.875       4.125
     Fourth Quarter                      8.375       4.250


On March 30, 1995, the number of holders of record of Common Stock was approximately 4,232.

The Company has never declared or paid, nor does it have any present intention to declare or pay, cash dividends on its Common Stock. Any determination by the Board of Directors to pay cash dividends in the future would depend upon numerous factors such as the Company's earnings, financial condition and capital requirements. In addition, certain covenants of the First Mortgage Notes restrict the payment of cash dividends under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

Set forth below is selected consolidated historical data with respect to the Company for the five years ended December 31, 1994. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                 DECEMBER 31,
                             ------------------------------------------------------
                               1994        1993       1992       1991        1990
                             --------    --------   --------   --------    --------
                           (Dollars in Thousands Except Per Share Amounts, Unaudited)
BALANCE SHEET DATA:
- ------------------
Total Assets                 $ 67,315    $ 71,923    $ 41,961   $ 45,083   $ 51,998
Current Portion
 of Long-Term Debt              2,309         204       3,051      3,101      3,212
Long-Term Debt Net of
 Current Portion:
   Notes Payable               50,791      53,018      28,513     31,181     33,800
   Capital Leases               1,290       1,350       1,555      1,939      2,107
Stockholders' Equity
 (Deficit)                     (1,664)      4,567        (182)     1,598      2,246

OPERATIONS DATA:
- ---------------
Revenues (Net)               $ 62,706    $ 66,852    $ 63,998   $ 63,031   $ 68,213
                             ========    ========    ========   ========   ========
Income (Loss) Before
 Extraordinary Items        ($ 10,176)  ($  2,252)  ($  1,780) ($    573)  $    990
Extraordinary Items:
  Gain (Loss) on
    Extinguishment of Debt        735        (285)          -          -        (20)
 Tax Effect of Loss
   Carryforward                     -           -           -          -        604
                             --------    --------   ---------   --------   --------

Net Income (Loss)           ($  9,441)  ($  2,537)  ($  1,780) ($    573)  $  1,574
                             ========    ========    ========   ========   ========

Per Share Amounts:
 Income (Loss) Before
   Extraordinary Items      ($    .84)  ($    .19)  ($    .15) ($    .05)  $    .08
 Extraordinary Items              .06        (.02)          -          -        .05
                             --------    --------    --------   --------   --------

 Net Income (Loss)          ($    .78)  ($    .21)  ($    .15) ($    .05)  $    .13
                             ========    ========    ========   ========   ========

Capital Costs:
 Depreciation and
   Amortization              $  3,990    $  3,206    $  3,302   $  3,691   $  3,883
 Interest Related to Prior-
   Period Tax Obligation          885       1,385         213        313        599
 Interest Expense               9,086       4,256       3,124      3,858      4,736
                             --------    --------    --------   --------   --------

                             $ 13,961    $  8,847    $  6,639   $  7,862   $  9,218
                             ========    ========    ========   ========   ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
- ------------

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                              FINANCIAL CONDITION

RECENT AND EXPECTED LOSSES FROM EXISTING OPERATIONS

   FOUR QUEENS. Elsinore's historical financial information primarily reflects the operations of the Four Queens. Although the Company historically has generated positive cash flow from operations, the Company has experienced net losses in four of the last five years. In 1994, the results of operations of the Four Queens were adversely affected by, among other things, increased competition due to the opening of three large casino/hotels on the Las Vegas Strip and, to a lesser extent, the refurbishment program at the Four Queens. At December 31, 1994, the Company's working capital deficit had increased to $10.5 million, from $5.3 million at December 31, 1993. Cash and cash equivalents, including restricted amounts, decreased $23.7 million to $7.1 million during the twelve months ended December 31, 1994 (unrestricted cash and cash equivalents were approximately $3.4 million as of December 31, 1994, as compared to $5.1 million as of December 31, 1993). Elsinore experienced a net loss of $9.4 million and negative cash flow from operations of $3.7 million for the 1994 fiscal year. The results of operations of the Four Queens have continued to be negatively affected since December 31, 1994 and the Company anticipates this will be the case at least through the first half of 1995.

   SPOTLIGHT 29 CASINO. Spotlight 29 opened to the public on January 14, 1995. During the first six weeks of Spotlight 29's operations, insufficient revenues were generated to cover the casino's operating expenses. From the casino's opening date through February 28, 1995, gross revenues were approximately $900,000 (compared to projected revenues during this period of $3.7 million), resulting in an estimated net loss of approximately $1.3 million (compared to a projected net profit of $600,000). This shortfall is believed by the Company to be attributable in part to the marketing plan of Spotlight 29 taking longer to implement than expected, and from competition from other Native American gaming facilities in Southern California that continue to operate electronic gaming machines without an approved compact with the State of California in violation of applicable federal law. Pursuant to its obligations under the Spotlight 29 management contract, the Company through March 30 contributed $1.06 million in the form of loans to Spotlight 29 to fund its working capital shortfall. Spotlight 29 is seeking to obtain approximately $700,000 in furniture, fixtures and equipment financing, although there is no assurance such financing will be obtained. Based on the trend of the casino's first six weeks of operations, the Company anticipates that, in the event the Company continues to manage Spotlight 29, it will be required to make one or more additional advances during the balance of the year to the casino to fund working capital shortfalls. In addition, there is no assurance that Spotlight 29 will not continue to experience negative cash flow in subsequent quarters or, if such operating losses do continue, that the Company will have sufficient working capital to fund any additional cash contributions that would be required under the management contract.

   7 CEDARS CASINO. 7 Cedars opened to the public on February 3, 1995. In February 1995, during its first three weeks of operations, 7 Cedars generated gross revenues of approximately $1.5 million, which was approximately $100,000 less than the $1.6 million of revenues previously projected for the period. The estimated net loss for the casino for February is estimated to be $300,000, compared to a budgeted loss for the period of $200,000. Although the Company anticipates that gaming revenues at 7 Cedars will increase in the second and third quarters of 1995, as a result of a greater influx of tourists to the Olympic Peninsula during the spring and summer months, there is no assurance that 7 Cedars will generate increased gaming revenues or that the casino will become profitable. See "Uncertainty of Operating Results of New Casino Projects" below.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

   As of December 31, 1994, the Company had gross indebtedness of approximately $61.3 million, inclusive of current maturities (net indebtedness, after subtracting an aggregate discount of approximately $6.9 million, was approximately $54.4 million), and the total stockholders' equity had decreased approximately $400,000 since September 30, 1994, from a deficit of approximately $1.4 million to a deficit of approximately $1.7 million. Continuing losses in the first three months of 1995 have further increased the amount of such deficit.

   Substantially all of the Company's outstanding indebtedness for money borrowed consists of its First Mortgage Notes, its Mortgage Notes and its Convertible Notes. On December 29, 1994, $3 million of the original $60 million principal amount of First Mortgage Notes was repurchased by the Company and retired in exchange for the issuance to the noteholder of 930,000 shares of Common Stock of the Company (the "Note Exchange"). Debt service requirements on the First Mortgage Notes currently consist of semi-annual interest payments of approximately $3.56 million, payments of which in the current fiscal year are due on April 1 and October 1, 1995, and repayment of principal at maturity in the year 2000. Debt service requirements on the Mortgage Notes consist of quarterly interest payments due on March 31, June 30, September 30 and December 31, 1995, and mandatory quarterly redemptions of $750,000 on June 30, September 30 and December 31, 1995. Repayment of remaining principal and accrued interest on the Mortgage Notes is due on March 31, 1996.

   The Company's debt service requirements on the Convertible Notes in 1995 are limited to a single payment of approximately $115,000 of accrued interest payable on December 31, 1995. Thereafter, the Convertible Notes will require quarterly interest payments and mandatory redemptions of $500,000 on March 31, June 30 and September 30, 1996, with the final payment of principal and accrued interest due on December 31, 1996.

   Although the Company anticipates the net proceeds of sale of its Convertible Notes, together with cash on hand and revenues from operations, will be sufficient to cover its March and April 1995 debt service obligations, based on the Company's results of operations and projections, the Company will not be able to meet its remaining obligations in 1995 including, among other things, its June, September and October 1995 debt service obligations, without significantly improved results of operations or additional financing. See "Decreased Liquidity" below.

   The leveraged nature of the Company's capital structure has placed significant constraints on its cash position. Among other things, the Company currently has significantly large cash requirements for debt service, the funds available for capital expenditures are limited, and the financial covenants and other restrictions contained in the agreements governing the First Mortgage Notes, Mortgage Notes and Convertible Notes require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets. See "Debt Covenants" below. The Company's ability to meet its debt service obligations and ultimately to reduce its total debt will be dependent upon significantly improving the future performance of the Four Queens and/or Native American casinos, obtaining additional financing, or both.

DECREASED LIQUIDITY

   The Company's liquidity has been significantly affected by its substantial debt service obligations, described above, and its other capital expenditure and operating requirements, including its obligations to fund working capital shortfalls at the Native American casinos and to assume payment obligations from Temple relating to the Mojave Valley Resort, also described above. In addition, the Company is obligated to pay to the IRS in 1995 a remaining balance of approximately $4.7 million of prior period taxes and interest, pursuant to an installment payment plan entered into with the IRS in December 1994 (see "Liability for Prior Period Tax; IRS Installment Agreement" below). The Company also may be exposed to liability as a result of pending litigation, previously reported, alleging WARN Act violations related to the Company's former affiliated New Jersey casino/hotel operations (see "Pending WARN Act Litigation" below).

   In 1994, the Company's available cash and funds generated from operations were insufficient to meet its aggregate debt service and capital expenditure and operating requirements. As a result, the Company did not make the October 1, 1994 interest payment due on the First Mortgage Notes on a timely basis. The net proceeds raised from the issuance of the Mortgage Notes on October 14, 1994, enabled the Company to make the late interest payment within the grace period permitted under the First Mortgage Notes Indenture.

   In the first quarter of 1995, the Company anticipated that it would require additional funds to meet its aggregate debt service and capital expenditure requirements. On January 31, 1995, the Company raised approximately $4 million (before deducting offering expenses) of additional working capital by issuing
2.5 million shares of its Common Stock pursuant to the Equity Offering. The net proceeds raised from the offering enabled the Company, among other things, to make the $1 million payment due to the IRS on February 1, 1995 and to complete its March 1995 interest payment under the Mortgage Notes. On March 31, 1995, the Company raised approximately $1.7 million through the sale of the Convertible Notes. The Company will use the net proceeds thereof for working capital purposes relating to the Four Queens, Spotlight 29 and 7 Cedars and intends to apply such proceeds toward completing its April 1995 interest installment on the First Mortgage Notes.

   In addition to the Equity Offering and the sale of Convertible Notes, the Company will be required to complete additional financing transactions to provide the capital needed to discharge its debt service obligations and other working capital requirements during the remainder of 1995. In addition, the Company intends to raise the $10 million it is required to contribute to the Nashville Nevada project by completing one or more additional equity offerings by September 30, 1995. If the Company is unable to obtain additional financing, it is likely to experience a cash shortfall. In such event, unless an agreement was reached with the noteholders to reschedule or extend the Company's debt, the Company would be required to sell assets or seek protection under bankruptcy laws. In addition, the Company's failure to maintain certain financial ratios or comply with its other debt covenants would constitute a default under the First Mortgage Notes and the Mortgage Notes. See "Debt Covenants" below.

LIABILITY FOR PRIOR PERIOD TAX; IRS INSTALLMENT AGREEMENT

   In October 1994, the IRS completed and delivered to the Company a final assessment (the "IRS Assessment") relating to certain adjustments to the Company's taxable income for the fiscal years ended January 31, 1980, through December 31, 1983 (which the IRS had under audit). In November 1994, the IRS filed and recorded a Notice of Tax Lien against the Company and its subsidiaries in the amount of the IRS Assessment. The IRS Assessment called for the Company to pay aggregate tax and interest of approximately $5.7 million (exclusive of interest accruing during any period of repayment), in addition to $3.5 million the Company deposited with the IRS in March 1991. In the third quarter of 1994, the Company recorded an additional liability of $377,000 necessary to cover the full amount of tax and interest identified in the IRS Assessment. The issuance of the IRS Assessment and the Notice of Tax Lien contravened Elsinore's covenant under its debt facilities to timely pay its tax liabilities and not to incur additional liens under its debt facilities; the debt covenant noncompliance was waived by the noteholders on December 2, 1994. See "Debt Covenants" below.

   On December 6, 1994, the Company and the IRS entered into an installment payment agreement (the "Installment Agreement") pursuant to which the Company paid the IRS $1 million on February 1, 1995, and an additional $275,000 on March 1, 1995, and will pay the balance of the IRS Assessment, plus additional accrued interest, in monthly installments of $275,000 (increasing to $550,000 on May 1, 1995) during the remainder of 1995. Elsinore applied a portion of the proceeds from the Equity Offering toward its initial payment under the Installment Agreement. However, the proceeds from the Equity Offering will not be sufficient to enable the Company to both fully pay the IRS Assessment and fully meet its debt service and capital expenditure requirements in 1995. Although the Company anticipates that its results of operations in 1995, together with the proceeds of its proposed sale of the Convertible Notes, will allow the Company to perform under the IRS Installment Agreement, there is no assurance that the Company's results of operations will be sufficient to fully perform under the Installment Agreement, or that the IRS will not levy upon the Company's property or take other action to enforce the tax lien. Such action by the IRS would violate the Company's debt covenants under the First Mortgage Notes and Mortgage Notes. See "Debt Covenants."

DEBT COVENANTS

   The First Mortgage Notes and the Mortgage Notes are secured by substantially all of the assets of the Four Queens and a pledge of the capital stock of Elsinore's material subsidiaries (other than the Company's interest in developing the Nashville Nevada project). The indenture relating to the First Mortgage Notes and the purchase agreement relating to the Mortgage Notes contain covenants relating to the maintenance of the right to manage the Company's Native American casinos, maintenance of net worth and a fixed charge coverage ratio, as well as restrictions on, among other things, the incurrence of additional debt, liens, investments and the payment of dividends. Certain of these covenants (including the net worth and fixed charge coverage ratio maintenance covenants) became effective following completion of the Company's Native American casino projects.

   The issuance of the IRS Assessment and the Notice of Tax Lien contravened Elsinore's debt covenants not to incur additional liens and to pay its taxes in a timely manner. On December 2, 1994, the Company's noncompliance with these debt covenants was waived pursuant to the written consent of holders of the requisite amounts of First Mortgage Notes and Mortgage Notes. As consideration for the grant of the waiver, the indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes were each amended to require the Company to make available a substantial portion of its excess cash for the purchase of Mortgage Notes and, thereafter, First Mortgage Notes on the open market on a quarterly basis.

   The Convertible Notes are secured by a pledge of the capital stock of Mojave Gaming, Inc., the Company's wholly-owned subsidiary ("Mojave Gaming"). The purchase agreement relating to the Convertible Notes contains covenants which, among other things, require the Company to hold in escrow up to the first $5 million of proceeds from any future financings; permitted uses of such escrowed proceeds would be limited to payments on the First Mortgage Notes, Mortgage Notes and IRS Installment Agreement.

   Elsinore intends to implement its required $10 million investment in the Nashville Nevada project as an investment by Mojave Gaming, Inc. in Nashville Nevada LLC, a Nevada limited liability company established for that purpose. Mojave Gaming is not a guarantor of the First Mortgage Notes or the Mortgage Notes. The Indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes restrict Elsinore's ability to make investments in certain unrestricted subsidiary entities, including Mojave Gaming. Among other things, the Company would be required by the terms of the Indenture to retain and not contribute to Mojave Gaming an amount of the net proceeds from its equity offerings equal to the Company's aggregate quarterly consolidated net losses since January 1, 1994, as adjusted pursuant to the terms of the debt covenant. In addition, restrictive covenants in the purchase agreement governing the Convertible Notes would prevent the Company in most circumstances from contributing to Mojave Gaming the first $5 million of proceeds from any future financings. The effect of these covenants will be to restrict the Company from using a significant portion of the net proceeds from future equity offerings to fund its investment in Nashville Nevada LLC and, as such, substantially reduces the likelihood of the Company being able to complete the financing for the Nashville Nevada project.

   Elsinore's ability to comply with the financial covenants contained in its debt facilities is and will continue to be dependent upon, among other things, the results of operations of the Four Queens, Spotlight 29 and 7 Cedars. Based on the recent results of operations of these casinos, and the Company's expectation as to its operating results for the remainder of 1995, the Company likely will not be able to comply with certain of these financial covenants when they become effective in mid-1995. See "Probable Failure to Comply with Debt Covenants" below.

   The Company's failure to cure any future debt covenant noncompliance (in certain instances following 30 days notice to cure from the noteholders), if not waived by the holders of the First Mortgage Notes, Mortgage Notes and Convertible Notes, would result in a default under the applicable note facility entitling the respective noteholders to accelerate the payment of principal and accrued interest on the debt. The Company intends to seek appropriate waivers or consents from the holders of its debt securities with respect to any such defaults. However, there is no assurance such waivers or consents would be obtained. Moreover, conditions attached to any grant of such waivers may impose additional restrictions or financial burdens on the Company. If such waivers or consents were not obtained, and the Company's outstanding debt was accelerated, the Company would be required to sell assets or seek protection under bankruptcy laws.

PROBABLE FAILURE TO COMPLY WITH DEBT COVENANTS

   COVERAGE RATIO. The Indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes each requires the Company, commencing June 30, 1995, and as of the last day of each subsequent fiscal quarter, to maintain a Consolidated Fixed Charges Coverage Ratio ("Coverage Ratio") of at least 1.5 to 1, and to furnish the noteholders with an officer's certificate within fifty days after the end of each such quarter setting forth the calculations of this ratio and stating that the Company is in compliance with the covenant. As of the date hereof, the Coverage Ratio of the Company is approximately .55 to 1. Based on the Company's results of operations and its projections for the second quarter of 1995, the Company will not achieve a Coverage Ratio of 1.5 to 1 by June 30, 1995. The Company's failure to cure such debt covenant noncompliance (following thirty days notice to cure from the noteholders), if not waived by such noteholders, would result in a default under the applicable note facility entitling the noteholders to accelerate the debt. While the Company intends to seek appropriate waivers or consents in the event of such noncompliance or default, there is no assurance such waivers or consents would be obtained. See "Debt Covenants" above.

   NET WORTH. In addition, the Indenture governing the First Mortgage Notes requires the Company, commencing with the second quarter of 1995, to furnish the noteholders within fifty (50) days after the end of each fiscal quarter a certificate setting forth the Consolidated Net Worth ("Net Worth") of the Company at the end of such quarter. If the Net Worth at the end of each of any two consecutive fiscal quarters is negative, then the Company will be required to make an irrevocable, unconditional offer to all of the First Mortgage Noteholders to purchase up to $6 million aggregate principal amount of First Mortgage Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest. Such purchase offer must remain open for a period of twenty business days and be completed within five business days thereafter. In addition, the commencement of such purchase offer would constitute an event of default under the purchase agreement governing the Mortgage Notes.

   As of the date hereof, the Company's Net Worth is negative. Based on the recent results of operations and the Company's expectation as to its operating results for the remainder of 1995, the Company believes it is unlikely it will achieve a positive Net Worth by the end of either the second or the third quarter of 1995. In the event the Company's Net Worth remains negative through the third quarter of 1995, and such covenant noncompliance is not waived by the noteholders, the Company would not be able to complete the requisite repurchase of First Mortgage Notes without obtaining additional financing and a waiver of default under the Mortgage Note facility. There is no assurance such financing could be obtained on satisfactory terms or at all. See "Decreased Liquidity" above. While the Company intends to seek appropriate waivers or consents in the event of such noncompliance or default, there is no assurance such waivers or consents would be obtained. See "Debt Covenants" above.

TERMINATION OF SPOTLIGHT 29 MANAGEMENT CONTRACT. Under the Indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes, the loss by the Company of the legal right to operate Spotlight 29, and such loss continuing for more than 90 consecutive days, would constitute an Event of Default, entitling the noteholders to immediately accelerate the applicable debt. Under both debt facilities, the holders of a majority of outstanding notes may consent to the waiver of such an Event of Default. In connection with the Company's efforts to terminate the Spotlight 29 management contract and sever its relationship with the 29 Palms Band, the Company intends to solicit consents from the requisite number of noteholders to the waiver of any Event of Default that would occur as a result of the contract termination. There can be no assurance such waivers would be obtained.

PENDING WARN ACT LITIGATION

   The trial liability phase of the Company's WARN Act litigation concluded in August 1993 and, although no decision has yet been rendered, a decision may be rendered at any time. See "Item 3. Legal Proceedings -- WARN Act Litigation." There is no assurance that the Company will prevail or as to the amount of the damages that might be awarded if the plaintiffs succeed. An adverse decision in this case could have a material adverse effect on the Company. The Company would likely need to obtain additional financing to meet its obligations under any ultimate material judgment against the Company. There is no assurance that such financing would be available.

CONSTRUCTION AND OPERATION OF NEW CASINO PROJECTS

   Spotlight 29 opened on January 14, 1995 and 7 Cedars opened on February 3, 1995. The Company has limited prior experience in operating and managing multiple casinos simultaneously. Construction of

Nashville Nevada is intended to begin as soon as practicable after the necessary financing is obtained. However, major construction projects such as Nashville Nevada entail significant risks, including financing contingencies, shortages of materials, management personnel and skilled labor, engineering, construction, environmental, governmental and regulatory problems, work stoppages, weather interference and unanticipated cost increases, any of which difficulties could further increase the cost of or delay or prohibit the construction of Nashville Nevada. There is no assurance that such construction will occur on schedule or at all, or that the budgeted construction costs will not be exceeded.

UNCERTAINTY OF OPERATING RESULTS OF NEW CASINO PROJECTS

   The Company's historical financial information does not include results from Spotlight 29 and 7 Cedars or Nashville Nevada, if developed. The likelihood of success of these casinos should be considered in light of the expenses, difficulties and delays frequently encountered in the development, opening and management of new casinos, and the competitive and regulatory environment in which they will operate. Since its January 14, 1995 opening, Spotlight 29 has experienced difficulties and delays in achieving profitability. See "Item 1. Business -- Native American Gaming Projects --Spotlight 29 Casino -- Marketing." In addition, there is no assurance that additional losses, difficulties, delays and expenses with respect to managing the new casinos will not continue to adversely affect the results of operations. There can be no assurance, therefore, that either the Spotlight 29 or 7 Cedars or the Nashville Nevada project (if developed) will become profitable.

RISKS ASSOCIATED WITH HOTEL/GAMING BUSINESS

   The Company is subject to the risks inherent in the hotel and gaming businesses. Operating results from gaming activity can vary significantly as a result of a number of factors, including the competitive environment, hotel occupancy rates, weather, and general economic conditions. Licensed gaming operations are subject to substantial government regulation. Additionally, hotel and gaming operations are subject to the imposition of taxes or assessments by regulatory authorities. A significant change in government regulations or any new tax or assessment could have a material adverse effect on the Company's operations. See "Item 1. Business -- Regulations."

RELIANCE ON CERTAIN MARKETS

   The Four Queens derives a large portion of its customers from specific geographic areas including southern California, Arizona, Las Vegas, Hawaii, and the Midwest. Spotlight 29 and 7 Cedars depend heavily on markets in their respective local operating areas. Nashville Nevada, if developed, is expected to depend heavily on the southern California and Arizona markets. Adverse economic conditions or further expansion of gaming in these markets, as a result of regulatory change or otherwise, could also significantly and adversely affect the Company's business. In addition, an increase in fuel costs or transportation prices or a deterioration of relations with tour and travel agents, as they affect travel between the Company's facilities and the markets they serve, or other transportation-related difficulties could also have a material adverse effect on the Company's operations.

                        LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

   The Company's working capital deficit at December 31, 1994 increased to $10,505,000 from $5,300,000 at December 31, 1993. Cash and cash equivalents, including restricted amounts, decreased $23,738,000 to $7,092,000 during the twelve months ended December 31, 1994 (unrestricted cash and cash equivalents were approximately $3,407,000 and current liabilities were approximately $16,709,000 as of December 31, 1994).

   Net cash used by operating activities for the twelve months ended December 31, 1994 was approximately $3,437,000. Major uses of cash during the 1994 fiscal year included payment of $7,446,000 interest on the First Mortgage Notes, capital expenditures of $4,364,000 for the refurbishment of the Four Queens, an investment of $1,122,000 for the Company's participation in the Fremont Street Experience, and capital costs incurred and/or loans made to the respective tribes in conjunction with the development of the Company's Native American casino projects

($7,810,000 for Spotlight 29 and $7,591,000 for 7 Cedars). Approximately $1,730,000 of the cash used in fiscal 1994 was from the proceeds of the private placement of the First Mortgage Notes and Mortgage Notes, with the remainder from available cash.

   In October 1993, the Company completed a private placement of the First Mortgage Notes and warrants to purchase common stock of the Company. The net proceeds of the offering was approximately $57,400,000, approximately $26,700,000 of which was used to repay outstanding bank debt. The remaining $30,700,000 was deposited in segregated accounts pending disbursement for specified project uses. At December 31, 1994, approximately $3,685,000 of these funds remained undisbursed and were available for the following uses: (i) $86,000 to fund the upgrading and refurbishment of the Four Queens, (ii) $2,190,000 to fund loans and other advances for the purpose of financing the construction and development of Spotlight 29 and (iii) $1,409,000 to fund loans and other advances for the purpose of financing the construction and development of 7 Cedars. The Company anticipates that all of the funds will be utilized for the intended purposes by the end of the first quarter of 1995.

   In October 1994, the Company issued $3,000,000 aggregate principal amount of its Mortgage Notes. Substantially all of the net proceeds thereof were used for debt service and working capital purposes, including payment of the October 1994 interest installment due on the First Mortgage Notes. In connection with issuing the Mortgage Notes, the Company paid certain customary fees and expenses of the purchasers and issued to the purchasers an aggregate of 126,050 shares of Common Stock.

   In December 1994, the Company redeemed and retired $3 million principal amount of its First Mortgage Notes, in consideration for which the Company issued to the noteholder 930,000 shares of Common Stock (the "Note Exchange").

   On January 25, 1995, the Company raised approximately $4,000,000 (before deducting offering expenses) pursuant to the Equity Offering. The net proceeds of the Equity Offering enabled the Company to discharge various debt service and other working capital requirements arising during the first quarter of 1995.

   On March 31, 1995, the Company sold through a private placement to six purchasers an aggregate of $1,706,250 principal amount of its Convertible Notes. The Company's net proceeds of the sale will be for working capital purposes relating to the Four Queens and Native American casinos, including, without limitation, the interest payment on the First Mortgage Notes due on April 1, 1995.

LONG-TERM DEBT

   The Company's long term debt consists primarily of the First Mortgage Notes, the Mortgage Notes and the Convertible Notes. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the terms of the First Mortgage Notes and Mortgage Notes. The Convertible Notes have an initial aggregate principal amount of $1,706,250 and bear interest at 7 1/2% per annum, payable in arrears on December 31, 1995, and March 31, June 30, September 30 and December 31, 1996. The Convertible Notes mature on December 31, 1996, with interim mandatory redemptions due on each of March 31, June 30 and September 30, 1996. Optional redemption by the Company is permitted after December 31, 1995 at a price of 107.5% of principal amount. Each Convertible Note may be converted at any time into Common Stock at a price equal to $1.125 per share. The Convertible Notes are secured by a pledge of all outstanding Common Stock of Mojave Gaming, Inc. The Convertible Notes were issued pursuant to the terms of a Note Purchase Agreement, dated as of March 30, 1995, between the Company and each purchaser.

LIQUIDITY

   Currently, the Company's primary source of liquidity is cash flow from the operations of the Four Queens. The Four Queens experienced in 1994 a substantial decrease in gaming revenues, operating results and cash flows (see "Results of Operations" below), which the Company expects will continue at least through the first half of 1995. In addition, the Company's liquidity in 1994 was sufficiently affected by its substantial debt service obligations (see "Financial Condition -- Substantial Leverage and Debt Service Requirements" above) and in 1995 will be further affected by such obligations and by some or all of the following items:

   IRS Installment Agreement: The Company is obligated to pay the IRS $275,000 per month, increasing to $550,000 per month on May 1, 1995 through December 1995, at which time the IRS Assessment will be fully discharged. See "Financial Condition --Liability for Prior Period Tax; IRS Installment Agreement" above.

   Native American Casino Operating Shortfalls: In addition to the $1,060,000 already advanced to the 29 Palms Band through March 30, 1995, the Company is required under the Spotlight 29 management contract and the 7 Cedars management contract to fund working capital shortfalls at either Native American casino. Depending upon Spotlight 29's future results of operations, its ability to obtain sufficient equipment lease financing, and the outcome of the current dispute concerning whether the the Company will terminate the Spotlight 29 management contract, the Company anticipates it may be required to advance additional funds to the 29 Palms Band in 1995.

   Obligations Assumed from Temple: In consideration for certain amendments to the Nashville Nevada LLC operating contract beneficial to Elsinore, the Company has assumed and will complete up to approximately $169,000 of Temple's payment obligations relating to its development of the Mojave Valley Resort. In addition, the Company has agreed to loan Temple up to $150,000 to fund Temple's share of certain pre-construction costs at Nashville Nevada, which loans will be repaid in the event the requisite financing for the project is obtained.

   Nashville Nevada Project Expense: As a condition to its participation in the Nashville Nevada project, Mojave Gaming will be required to make a capital contribution of $10,000,000 to the venture developing Nashville Nevada on or before September 30, 1995. There is no assurance that the Company will be able to obtain the necessary financing for such contribution on commercially acceptable terms, or at all.

   WARN Act Litigation: See "Item 4. Legal Matters. -- WARN Act Litigation" above. The trial in the liability phase in this matter concluded August 11, 1993. Although no decision has yet been rendered, a decision may be issued at any time.

   Other Projects Expense: The Company continues to explore potential expansion opportunities both inside and outside Nevada. However, the Company would need to seek additional debt or equity financing in the event it decides to pursue any such opportunities.

   In 1995, unless the Company's available cash and funds generated from operations significantly increases or the Company is able to extend its debt service and/or delay capital expenditure requirements, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (i) a material adverse judgment is rendered against the Company in the pending WARN Act litigation; (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns or (iv) the Company is unable to obtain from its noteholders the requisite waivers of default in connection with the Company's anticipated termination of the Spotlight 29 management contract or its anticipated noncompliance with other debt covenants in 1995. Without additional financing, the Company believes that it is unlikely it will be able to maintain a level of operating cash flow necessary to satisfy all of its financial obligations in 1995. To meet these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes, Mortgage Notes and Convertible Notes, or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants of the indenture relating to the First Mortgage Notes and of the purchase agreements relating to the Mortgage Notes and the Convertible Notes restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore would be required to sell assets or seek protection under bankruptcy laws.

RESULTS OF OPERATIONS

During 1994, gaming revenues, as well as the number of visitors to Las Vegas, increased at a double digit rate when compared to the same period for 1993. However, the downtown Las Vegas casinos, as a group, experienced slightly decreased casino win during the period even though occupancy at the downtown properties continued to be strong. Management believes that the results of the downtown Las Vegas casinos for 1994 reflect that many of the visitors to downtown Las Vegas spent at least a portion of their visit, and a proportionate share of their gaming and entertainment budgets, at the three recently opened Las Vegas Strip properties.

The Four Queens, not unlike its downtown competition, experienced a decrease in gaming revenues for 1994. In response, during 1994, management implemented several steps designed to improve revenues and contain costs, and the Company continually explores alternatives to improve the Four Queen's competitive position.

The Company expects to benefit from the Fremont Street Experience, which it believes will draw additional visitors to the downtown market. The Fremont Street Experience is currently under construction and is anticipated to be completed in the late Fall or Winter of 1995. Although construction of the Fremont Street Experience has been designed to minimize any impact on the operations of the downtown Las Vegas casinos, there can be no assurance the construction process will not negatively affect the Company's results of operations.

1994 Compared to 1993:
- ---------------------

Total revenue, net of promotional allowances, for 1994 decreased $4,146,000 or 6.2% as compared to 1993. Decreased Casino revenue was the primary contributing factor to the overall decrease in revenues, a portion of which was attributable to the Company's renovation of approximately 300 of the 700 rooms at the Four Queens Hotel and Casino during the first quarter of 1994 and a portion of which was attributable to the discontinuation of a fee-based casino tour operator program in the second quarter of 1994. However, management believes that the primary reason for the decrease in revenue is that a portion of the Four Queen's guests, as well as some of the guests of other downtown Las Vegas properties, spent at least part of their Las Vegas gaming and entertainment budgets at the recently opened properties on the Las Vegas Strip. Management's belief is supported by the fact that, in contrast to the decrease in Casino revenue, hotel occupancy at the Four Queens in 1994 increased to 92.7% from 92.4% for the prior year. The Company expects that this phenomenon of decreased Casino revenue despite steadily high hotel occupancy rates could continue through 1995.

As mentioned above, Casino revenue was affected most significantly and decreased $5,680,000 (10.9%), while Hotel revenue decreased $642,000 (6.5%). Food and Beverage revenue increased marginally by $198,000 (1.6%). Interest and Other revenue increased $1,252,000 primarily because of increased interest income from the investment of a portion of the proceeds of the First Mortgage Notes.

The decrease in Casino revenue from the comparable prior period resulted primarily from a $3,502,000 (10.4%) decrease in gross slot revenue and a $2,372,000 (14.7%) decrease in gross table game revenue. Both the decrease in slot and table games revenue resulted from decreases in volume of play as well as win percentage. Compared to the prior year, coin-in for slots decreased approximately 9.7% and the revenue as a percentage of coin-in decreased one tenth of a percentage point, while table game drop decreased about 7.8% and the revenue as a percentage of drop decreased six tenths of a percentage point.

The decrease in Hotel revenue for 1994 as compared to the same period for 1993 was due in part to approximately 7,800 fewer available room nights being available during the first quarter of 1994 due to refurbishment of the Four Queens and in part to a 1.4% decrease in the average daily rate per occupied room. In an effort to bolster lower Casino revenue, management implemented a special summer room rate to drive-in customers without advance reservations. While contributing to an increase in hotel occupancy in 1994 compared to 1993, the promotion effectively lowered the average daily room rate. Management discontinued the program in September 1994.

Total costs and expenses, excluding interest and depreciation decreased $712,000 (1.2%) for 1994 as compared to 1993. Casino costs and expenses decreased $1,214,000 (7.2%) from the prior year primarily as a result of management's decision to eliminate a fee-based player program, run by a third party, that was no longer deemed profitable. The program was eliminated in April 1994, and resulted in a reduction in expense of approximately $1,047,000 from the prior year.

Food and Beverage costs and expenses increased $906,000 (8.7%) for 1994 compared to 1993 due primarily to increased costs of goods on two loss leaders (prime rib and shrimp cocktail) in an effort to attract additional casino customers and thereby increased the number of meals served in the Four Queens' coffee shop by 5.1% in 1994. As a result of the effort to bolster Casino revenue, Food revenue increased marginally ($280,000) due to the increase in the number of meals served, but was offset to a great extent because the average price of a meal decreased approximately 6.1%. However, the volume increase at lower prices was responsible for an approximately 15.7% increase in the cost of sales. Management's evaluation of this program resulted in an increase in its loss leader pricing in late September 1994 in an effort to meet its objectives. Management will continue to monitor this program and may discontinue or modify it as necessary to achieve its objectives.

Taxes and licenses decreased $204,000 for 1994 as compared to 1993 due primarily to lower gaming taxes as a result of the decrease in Casino revenue compared to the prior year. This decrease was offset partially by increased payroll taxes as a result of added corporate and development company level staff and increased FICA due to tip rate adjustments imposed in January 1994 by the IRS.

Interest expense increased $4,330,000 in 1994, substantially due to the impact of the additional debt incurred in connection with the First Mortgage Notes; the First Mortgage Notes interest rate, which is higher than the rate for the retired bank debt (rates of 12.5% and 8.0%, respectively) that was repaid with a portion of the proceeds of the offering and the amortization of original issue discount associated therewith, and the impact on both periods of accrued interest on prior period tax obligation resulting from an audit by the IRS for the fiscal years ended January 31, 1980 through December 31, 1983 ($885,000 and $1,385,000, respectively).

1993 Compared to 1992:  Total revenues, net of promotional allowances, for the
- ----------------------
year ended December 31, 1993 as compared to the year ended December 31, 1992, increased $2,854,000, or 4.5%, primarily as a result of an increase in Casino revenues which increased $2,717,000 (5.5%). Casino revenue increased primarily due to increases of $3,128,000 (24.7%) in gross Table Game win and $846,000 (2.6%) in gross Slot win that were offset by a $940,000 (68.9%) decrease in Poker revenue. Approximately 56% of the increase in gross Table Game win was attributable to the introduction of a new game, Caribbean Stud Poker, in the first week of April, 1993. The balance of the increase in gross Table Game win resulted from a volume increase (4.6%) as well as an increase in the win percentage (5.8%), while the increase in gross Slot win was due to an increase in the win percentage (2.6%) which was partially offset by a volume decrease (1.7%). Poker revenue decreased as a result of management's decision to close the Four Queens' poker room in February, 1993, to allow the Company to convert casino floor space to accommodate approximately fifty additional slot machines.

Hotel revenues increased $182,000 (1.9%) from the prior year due primarily to the combined effects of an increase in room occupancy that was offset to some extent by a decrease in the average daily room rate. Room occupancy increased to 92.4% for the year ended December 31, 1993 as compared to an occupancy rate of 87.4% for 1992, while the average daily room rate decreased 96 cents per day from the prior year.

Food and Beverage revenues decreased $196,000 (1.5%) for 1993 compared to 1992 due to an increase in food revenue that was more than offset by a decrease in beverage sales. Food sales increased approximately $137,000 (1.7%) due primarily to an increase in volume, while beverage sales decreased $333,000 (6.9%) due to a decrease in the number of drinks served.

Total costs and expenses, excluding Interest and Depreciation, increased $683,000 (1.2%) for 1993 compared to 1992. Operating costs and expenses for the Casino, Hotel and Food and Beverage departments decreased slightly by $339,000 (0.9%). Taxes and Licenses increased by $392,000 and Selling and General & Administrative increased by $635,000.

The decrease in operating costs and expenses of $339,000 was primarily due to increased costs of a fee-based Casino Player program, costs of the Reel Winners Club, increases in cost of sales for Food and Beverage ($215,000) as well as an increase in Payroll expenses ($273,000) in the Casino department primarily as a result of the addition of a new game, Caribbean Stud Poker, in April of 1993, and to a lesser extent an increase in the volume of play. Savings were obtained as a result of management's decision to close the Four Queens' poker room in February, 1993 ($615,000, most of which was payroll related) and the elimination of afternoon entertainment at the Four Queens in January, 1993 ($369,000).

Taxes and Licenses increased to $7,159,000 in 1993, an increase of $392,000 (5.8%) over 1992. Gaming taxes accounted for approximately one half of the increase (about $190,000) due to additional taxes incurred as a result of increased Casino revenues. Most of the remainder of the increase in Taxes and Licenses resulted from a full year's impact in 1993 of an Internal Revenue Service tip program that was implemented in July, 1992.

Selling, General and Administrative ("SG&A") expenses increased $635,000 (5.6%) in 1993. Approximately $708,000 of such increase was due to legal fees incurred as a result of defense costs associated with the WARN Act litigation which increased to $816,000 in 1993 from $108,000 in 1992.

In addition to the competition for customers, the new entrants to the Las Vegas gaming market are also in competition with the Four Queens for its experienced hotel and casino employees. In July, 1993, management, anticipating such competition for its entry level through middle management employees, granted options to purchase a total of 229,500 shares of the Company's common stock to 123 key management and supervisory personnel and in September, 1993, granted additional options to purchase 100 shares of the Company's common stock to each of the remaining 1,056 non-management employees. As of January 31, 1994, the Company's loss of employees as a result of the opening of the new properties on the Las Vegas Strip has been minimal.

Interest related to prior-period tax obligations and income tax expense increased $1,172,000 for the year ended December 31, 1993 primarily reflecting a charge to earnings in the third quarter of 1993 as a result of the Company's estimated tax liability with respect to fiscal years 1980 through 1983. (See
Note 6 to the Notes to Consolidated Financial Statements).

Interest expense increased $1,132,000 (36.2%) in 1993 from the prior year due to the impact of the additional debt incurred in the private placement of First Mortgage Notes which bear a higher interest rate (12.5%) than the interest rate for the bank debt (8.0%) that was repaid with a portion of the proceeds of the private placement, as well as the amortization of original issue discount associated with the First Mortgage Notes.


IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on operations during the past three years. Increases in labor, food and beverage or other operating costs, however, could significantly affect the Company's operations. In the past the Company has generally been able to increase prices sufficiently to offset any increases in operating costs. The potential adverse effects on operations of future price increases must be carefully considered, however, in light of increased competition for the gaming customer.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The Company's Consolidated Financial Statements and Schedules are listed and included under Item 14 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

See note at Item 13 below.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

See note at Item 13 below.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


See note at Item 13 below.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by Items 10, 11, 12 and 13 is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

                                                                                      Page
                                                                                     Number
                                                                                     ------
A.     DOCUMENTS FILED AS PART OF THIS REPORT ON BEHALF OF
       ELSINORE CORPORATION AND SUBSIDIARIES:

(I)    FINANCIAL STATEMENTS:

       Independent Auditors' Report                                                  F-1

       Consolidated Balance Sheets, December 31, 1994 and 1993                       F-2

       Consolidated Statements of Operations, Years Ended
       December 31, 1994, 1993 and 1992                                              F-3

       Consolidated Statements of Stockholders' Equity, (Deficit)
       Years Ended December 31, 1994, 1993 and 1992                                  F-4

       Consolidated Statements of Cash Flows, Years Ended
       December 31, 1994, 1993 and 1992                                              F-5

       Notes to Consolidated Financial Statements                                    F-7


(II)   FINANCIAL STATEMENT SCHEDULES:

       Schedule VIII - Valuation and Qualifying Accounts and
       Reserves                                                                      F-22

       Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.


(III)  EXHIBITS:

 3.1*       Amended and Restated Articles of Incorporation of Elsinore
            Corporation [3.1](1)

 3.2*       Amended and Restated Bylaws of Elsinore Corporation (4)

10.1*       Sublease, dated May 26, 1964, by and between A. W. Ham, Jr. and
            Four Queens, Inc. [10.1](2)

10.2*       Amendment of Sublease, dated June, 15, 1964, by and between A.
            W. Ham, Jr. and Four Queens, Inc. [10.2] (2)

10.3*       Amendment of Sublease, dated February 25, 1965, by and between
            A. W. Ham, Jr. and Four Queens, Inc. [10.3](2)

10.4*       Amendment of Sublease, dated January 29, 1973, by and between
            A. W. Ham, Jr. and Four Queens, Inc. [10.4](2)


                                                                                  Page
                                                                                 Number
                                                                                 ------
10.5*       Supplemental Lease, dated January 29, 1973, by and between   A.
            W. Ham, Jr. and Four Queens, Inc. [10.5](2)

10.6*       Lease Agreement, dated April 25,1972, by and between Bank of
            Nevada and Leon H. Rockwell, Jr., as Trustees of Four Queens,
            Inc. [10.6](2)

10.7*       Lease, dated January 1, 1978, between Findley Company and the
            Company [10.7](2)

10.8*       Ground Lease, dated October 25, 1983, between Julia E. Albers,
            Otto J, Westlake, Guardian, and Four Queens, Inc. [10.8](2)

10.9*       Ground Lease, dated October 25, 1983 between Katherine M.
            Purkiss and Four Queens, Inc. [10.9](2)

10.10* Ground Lease, dated October 25, 1983 between Otto J. Westlake and Four Queens, Inc. [10.10](2)

10.11* Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens, Inc. [10.11](2)

10.12*      Lease Indenture, dated May 1, 1970, by and between Thomas L.
            Carroll, et al. and Four Queens, Inc. [10.12](2)

10.13* Memorandum of Lease, dated January 26, 1973, between President and Board of Trustees of Santa Clara College and Four Queens,
            Inc. [10.13](2)

10.14*      Elsinore Corporation 1991 Stock Option Plan (the "1991 Plan")
            [10.11](1)

10.15*      Form of Option Agreement pursuant to the 1991 Plan. [10.21](2)

10.16*      Form of Director and Officer Indemnity Agreement. [10.16](11)

10.17*      Elsinore Corporation 1993 Long-Term Stock Incentive Plan (the
            "1993 Plan"). [10.23](2)

10.18*      Form of Option Agreement pursuant to the 1993 Plan. [10.24](2)

10.19*      Agreement, dated January 14, 1993, between Jeanne Hood, the
            Company and Four Queens, Inc. [10.25](2)

10.20*      Amended and Restated Elsinore Corporation Senior Executive
            Severance Plan, dated March 15, 1993. [10.26] (2)

10.21*      Form of Amended and Restated Senior Executive Severance
            Agreement. [10.27](2)

10.22*      Agreement, dated April 28, 1992, by and between Four Queens,
            Inc., Jeanne Hood, Edward M. Fasulo and Richard A. LeVasseur.
            [10.28](2)

10.23*      1995 Short Term Incentive Plan for Senior Executive, adopted
            December 16, 1994 [10.23](11)

10.24* Agreement of Limited Partnership, dated January 28, 1993, by and between ELSUB Management Corporation and Native American
            Casino Corporation. [10.30](2)



                                                                                 Page
                                                                                Number
                                                                                ------
10.25*      Incentive Consulting Agreement, dated January 28, 1993, by and among Palm Springs East, L.P. (the "Partnership"), James G.
            Brewer, Donald Wright and Sparkesh Enterprises, Ltd. [10.31](2)

10.26*      Revised Management Agreement for Gaming Activities, dated
            November 11, 1993 by and between Twenty-Nine Palms Band of
            Mission Indians and the Partnership [10.26](5)

10.27* Addendum to Revised Management Agreement for Gaming Activities, dated January 25, 1994, between Twenty-Nine Palms Band of
            Mission Indians and the Partnership [10.27](5)

10.28*      Loan Agreement dated November 11, 1993, by and between Twenty-
            Nine Palms Band of Mission Indians and the Partnership
            [10.28](5)

10.29*      Gaming Project Development and Management Agreement, dated
            September 28, 1993, by and among Olympia Gaming Corporation,
            The Jamestown S'Klallam Tribe and JKT Gaming, Inc., a Tribal
            Corporation organized and chartered by the Jamestown S'Klallam
            Tribe ("JKT Gaming"). [10.29](5)

10.30*      Addendum to Gaming Project and Development Management
            Agreement, dated January 28, 1994 by and among Olympia Gaming
            Corporation, The Jamestown S'Klallam Tribe and JKT Gaming
            [10.30](5)

10.31*      Loan Agreement, dated November 12, 1993 by and among The
            Jamestown S'Klallam Tribe and JKT Gaming [10.31](5)

10.32* First Amendment to Loan Agreement, dated January 28, 1994 by and among The Jamestown S'Klallam Tribe and JKT Gaming
            [10.32](5)

10.33* Purchase Agreement, dated October 8, 1993, among the Company, the Guarantors named therein and the Purchasers named therein.
            [10.1](3)

10.34*      Warrant Agreement, dated as of October 8, 1993, between the
            Company and First Trust National Association, as warrant agent.
            [10.3](3)

10.35*      First Mortgage Notes Registration Rights Agreement, dated as of
            October 8, 1993, among the Company, the Guarantors named therein and the Purchasers named therein. [10.4](3)

10.36*      Warrant Shares Registration Rights Agreement, dated as of
            October 8, 1993, among the Company and the Purchasers named herein. [10.5](3)

10.37*      Amendment No. 1, dated as of April 21, 1994, to Warrant
            Agreement, dated as of October 8, 1993, among the Company and First Trust National Association, as warrant agent [10.2](6)

10.38*      Indenture, dated as of October 8, 1993, by and among Elsinore
            Corporation, the Guarantors named therein and First Trust
            National Association, as trustee, including the form of Series B Note registered on Form S-4 dated January 6, 1994.
            [10.2](3)

10.39*      Escrow and Disbursement Agreement, dated as of October 8,
            1993,

                                                                                Page
                                                                               Number
                                                                               ------
            among the Company, First Trust National Association and First
            Interstate Bank of Nevada, N.A., as escrow agent. [10.6](3)

10.40* Pledge Agreement, as of dated October 8, 1993, from the Company and ELSUB Management Corporation to First Trust National
            Association [10.7](3)

10.41*      Deed of Trust, Assignment of Rents and Security Agreement,
            dated as of October 8, 1993, by and among Four Queens, Inc.,
            Land Title of Nevada,   Inc. and First Trust National Association
            [10.8](3)

10.42* Assignment of Operating Agreements, dated as of October 8, 1993 by Palm Springs East Limited Partnership to First Trust
            National Association. [10.9](3)

10.43* Assignment of Operating Agreements, dated as of October 8, 1993 by Olympia Gaming Corporation to First Trust National
            Association. [10.10](3)

10.44* Supplemental Indenture No. 1, dated as of April 21, 1994, to the Indenture dated as of October 8, 1993, among the Company, the Guarantors named therein and First Trust National
            Association, as trustee. [10.1](6)

10.45*      Operating Agreement of Nashville Nevada LLC. [10.52](9)

10.46*      Amendment No. 1 to Operating Agreement of Nashville Nevada LLC.
            [10.53](9)

10.47*      Hotel/Casino Sublease for Owner-Operator between Mojave Valley
            Resort, Inc. and Mojave Valley Resort Casino Company.
            [10.54](9)

10.48* Installment Agreement (on Form 433-D) dated December 6, 1994 by and between the Company and the Internal Revenue Service.
            [10.55](10)

10.49*      Supplemental Indenture No. 2, dated  December 14, 1994, to the
            Indenture dated as of October 8, 1993 by and among the Company, the Guarantors named therein and First Trust National
            Association, as Trustee. [10.56](10)

10.50*      Amendment no. 1 to Note and Stock Purchase Agreement, dated
            December 14, 1994 by and among the Company, the Guarantors named therein and the Purchasers named therein. [10.57](10)

10.51* First Mortgage Note and Common Stock Exchange Agreement, dated as of December 29, 1994, by and among the Company, Mojave
            Partners, L.P., a Delaware limited partnership, and Edward
            Herrick, an individual.  [10.51](11)

10.52*      Amendment to Agreement, dated January 4, 1994, between Jeanne
            Hood, the Company and Four Queens, Inc. [10.52](11)

10.53*      Employment Agreement, dated December 5, 1994, between Rudy
            Prieto and the Company. [10.53] (11)

10.54* Employment Agreement, dated July 1994, between John Cook and the Company. [10.54.](11)



                                                                                  Page
                                                                                 Number
                                                                                 ------
10.55*      1993 Long Term Stock Incentive Plan, as amended and restated on
            July 1, 1994. [10.55] (11)

10.56       Restated and Amended Elsinore Corporation Senior Executive
            Severance Plan, dated as of March 15, 1993

10.57       Form of Senior Executive Severance Agreement by and between the
            Company and certain senior executives.

10.58 Amendment No. 2 to Operating Agreement of Nashville Nevada, L.L.C., effective as of September 30, 1994, by and among the Company, Mojave
            Gaming, Inc., and Mojave Valley Resort Casino Company, and Nashville
            Nevada, L.L.C.

10.59 Note Purchase Agreement, dated as of March 30, 1995, between the Company and Magnolia Partners, L.P., a Delaware limited partnership.

10.60       Common Stock Registration rights Agreement, dated as of
            March 31, 1995, between the Company and Magnolia Partners, L.P.

10.61 Note Purchase Agreement, dated as of March 30, 1995, between the Company and Mojave Partners, L.P., a Delaware limited partnership.

10.62       Common Stock Registration Rights Agreement, dated as of
            March 31, 1995, between the Company and Mojave Partners, L.P.

10.63 Note Purchase Agreement, dated as of March 30, 1995, between the Company and G & O Partners, L.P., a Delaware limited partnership.

10.64       Note Purchase Agreement, dated as of March 30, 1995, between the
            Company and GroRan LLC1, a Delaware limited liability company.

10.65       Note Purchase Agreement, dated as of March 30, 1995, between the
            Company and Paul Orwicz.

10.66       Note Purchase Agreement, dated as of March 30, 1995, between the
            Company and David Ganek.

10.67       Common Stock Registration Rights Agreement, dated as of
            March 31, 1995, between the Company and G & O Partners, L.P.,
            GroRan LLC1, Paul Orwicz and David Ganek.

10.68       Stock Pledge Agreement, dated March 31, 1995, by and among the
            Company, Magnolia Partners, L.P., Mojave Partners, L.P.,
            G & O Partners, L.P., GroRan LLC1, Paul Orwicz and David Ganek.

21.1        List of Subsidiaries.

23.1        Consent of KPMG Marwick

27          Financial Data Schedule.


*Previously filed with the Securities and Exchange Commission as exhibits to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part of hereof:

  (1)  Annual Report on Form 10-K for the year ended December 31, 1991
  (2)  Annual Report on Form 10-K for the year ended December 31, 1992
  (3)  Current Report on Form 8-K dated October 19, 1993
  (4)  Current Report on Form 8-K dated November 12, 1993
  (5)  Annual Report on Form 10-K for the year ended December 31, 1993
  (6)  Current Report on Form 8-K dated April 28, 1994
  (7)  Registration Statement on Form S-4 filed January 6, 1994
  (8)  Current Report on Form 8-K dated October 24, 1994
  (9)  Registration Statement on Form S-2 filed October 24, 1994
 (10) Amendment No. 2 to Registration Statement on Form S-2 filed December 23, 1994
 (11)  Registration State on Form S-4 filed January 23, 1995

B.  REPORTS ON FORM 8-K:

During the fourth quarter of 1994, the Company filed the following Current Reports on Form 8-K:

   Form 8-K dated October 24, 1994
   Form 8-K dated November 23, 1994
   Form 8-K dated December 6, 1994

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELSINORE CORPORATION
                                       (Registrant)


                                       By:    /s/ Thomas E. Martin
                                          -----------------------------------
                                          THOMAS E. MARTIN, President

Dated: March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 31, 1995.


/s/ Frank L. Burrell, Jr.              /s/ Howard Carlson
- ---------------------------------      ------------------------------
Frank L. Burrell, Jr.                  Howard Carlson
Chairman of the Board of Directors     Director
and Chief Executive Officer


/s/ Edward M. Fasulo                   /s/ Julian H. Levi
- ---------------------------------      ------------------------------
Edward M. Fasulo                       Julian H. Levi
Director                               Director


/s/ Richard A. LeVasseur               /s/ Robert A. McKerroll
- ---------------------------------      -------------------------------
Richard A. LeVasseur                   Robert A. McKerroll
Director                               Director


/s/ Thomas E. Martin                   /s/ James L. White
- ---------------------------------      ---------------------------------
Thomas E. Martin                       James L. White
President and Director                 Treasurer, Chief Financial
(Chief Operating Officer)              Officer and Chief Accounting
                                       Officer

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elsinore Corporation:

We have audited the consolidated financial statements of Elsinore Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, has a working capital deficiency, must obtain waivers from noteholders for debt covenant noncompliance in order to avoid default under terms of the First Mortgage and Mortgage Notes payable, must negotiate the termination of the management contract with and repayment of advances to a Native American tribe, and obtain additional financing to meet its obligations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 14. Additionally, as discussed in Note 7, the Company is involved in certain litigation, the ultimate outcome of which cannot presently be determined. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                         KPMG PEAT MARWICK LLP

Las Vegas, Nevada
March 29, 1995

                     ELSINORE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                            1994        1993
                                                          --------    --------
CURRENT ASSETS:
  Cash and Cash Equivalents                               $  3,407    $  5,114
  Accounts Receivable, Less Allowance for
    Doubtful Accounts of $214 and $200,
    Respectively                                               742         699
  Inventories                                                  396         202
  Prepaid Expenses                                           1,659       1,484
                                                          --------    --------

      Total Current Assets                                   6,204       7,499
                                                          --------    --------

Cash and Cash Equivalents-Restricted (Note 5)                3,685      25,716
Advances to Native American Tribes                          16,952       1,044
Casino Development Costs                                     1,250         948
Investment in Fremont Street Experience (Note 7)             3,000       1,878
Property and equipment, net (Notes 2, 5 & 8)                28,341      27,168
Leasehold acquisition costs, net                             2,354       2,560
Deferred charges and other assets (Note 3)                   5,529       5,110
                                                          --------    --------

                                                          $ 67,315    $ 71,923
                                                          ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts Payable                                        $  2,088    $  2,292
  Prior period income taxes and related interest (Note 6)    5,870       5,035
  Accrued Expenses                                           6,442       5,268
  Current Portion of Long-Term Debt (Note 5)                 2,309         204
                                                          --------    --------

      Total Current Liabilities                             16,709      12,799
                                                          --------    --------

Long Term Debt, Net of Current Maturities (Note 5)          52,081      54,368
Deferred Income Taxes (Note 6)                                 189         189
                                                          --------    --------
                                                            68,979      67,356
Stockholders' (deficit) equity:
 Common stock, $.001 par value per share.
Authorized 100,000,000 shares.  Issued
  13,135,214 and 12,070,017 shares, respectively                13          12
Additional paid in capital                                  61,346      58,149
Accumulated deficit                                        (63,023)    (53,582)
                                                          --------    --------
                                                            (1,664)      4,579
Less: cost of common shares in treasury of 0 and 7,853,
 respectively                                                    -         (12)
                                                          --------    --------
      Net stockholders' (deficit) equity                    (1,664)      4,567
                                                          --------    --------
Commitments and contingencies (Notes 7, 8, 9 and 14).

                                                          $ 67,315    $ 71,923
                                                          ========    ========

                See Notes to Consolidated Financial Statements

                     ELSINORE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1994          1993          1992
                                         ----------    ----------    ----------
REVENUE:
  Casino                                 $   46,270    $   51,950    $   49,233
  Hotel                                       9,234         9,876         9,694
  Food & Beverage                            12,693        12,495        12,691
  Interest and Other                          2,020           768           638
  Promotional Allowances                     (7,511)       (8,237)       (8,258)
      NET REVENUE                            62,706        66,852        63,998
                                         ----------    ----------    ----------

COSTS AND EXPENSES:
  Casino                                     15,665        16,879        17,472
  Hotel                                       9,824        10,096         9,991
  Food and Beverage                          11,272        10,366        10,217
  Taxes and Licenses (Note 10)                6,955         7,159         6,767
  Selling, General and Administrative        11,892        11,980        11,345
  Rent                                        3,313         3,153         3,158
  Depreciation and Amortization               3,990         3,206         3,302
  Interest Related to Prior-Period Tax
    Obligation (Note 6)                         885         1,385           213
  Interest (Note 5)                           9,086         4,256         3,124
                                         ----------    ----------    ----------
      TOTAL COSTS AND EXPENSES               72,882        68,480        65,589
                                         ----------    ----------    ----------

 Loss Before Income Taxes
   and Extraordinary Item                   (10,176)       (1,628)       (1,591)
 Income Tax Expense (Note 6)                      -          (624)        (189)
                                         ----------    ----------    ----------
 Loss Before Extraordinary Item             (10,176)       (2,252)       (1,780)
 Extraordinary Item (Note 12)                   735          (285)            -
                                         ----------    ----------    ----------
 Net Loss                                $   (9,441)   $   (2,537)   $   (1,780)
                                         ==========    ==========    ==========

Loss Per Common and Equivalent Share:
  Loss Before Extraordinary Item         $     (.84)   $     (.19)   $     (.15)
  Extraordinary Item (Note 12)                  .06          (.02)            -
                                         ----------    ----------    ----------
                                         $     (.78)   $     (.21)   $     (.15)
                                         ==========    ==========    ==========

Weighted Average Number of Common and
  Equivalent Shares Outstanding          12,106,778    12,049,430    12,017,164
                                         ==========    ==========    ==========

                See Notes to Consolidated Financial Statements

                     ELSINORE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                             (DOLLARS IN THOUSANDS)

                                     Common Stock        Additional
                               ----------------------     Paid-In       Accumulated     Treasury      Net Stockholders'
                                  Shares      Amount      Capital         Deficit         Stock       Equity (Deficit)
                               ------------   -------   ------------    -----------     --------      -----------------

BALANCE,
  DECEMBER 31, 1991              12,025,017     $ 12      $50,930        $(49,265)        $(79)            $  1,598

NET LOSS                                  -        -            -          (1,780)           -               (1,780)
                                 ----------     ----      -------        --------         ----             --------

BALANCE,
  DECEMBER 31, 1992              12,025,017       12       50,930         (51,045)         (79)                (182)

ISSUANCE OF TREASURY
  STOCK                              45,000        -          (22)              -           67                   45

PROCEEDS FROM ISSUANCE
  OF LONG-TERM DEBT
  ALLOCATED TO STOCK
  PURCHASE WARRANTS
  (NOTE 5)                                -        -        7,241               -            -                7,241

NET LOSS                                  -        -            -          (2,537)           -               (2,537)
                                 ----------     ----      -------        --------         ----             --------

BALANCE,
  DECEMBER 31, 1993              12,070,017       12       58,149         (53,582)         (12)               4,567

ISSUE STOCK PURCHASE
  WARRANTS TO FIRST
  MORTGAGE BONDHOLDERS
  (NOTE 5)                                -        -        1,125               -            -                1,125

ISSUE 17,000 SHARES,
  INCLUDING 7,853 SHARES
  HELD IN TREASURY, UPON
  EXERCISE OF STOCK OPTIONS           9,147        -            3               -           12                   15

ISSUE SHARES AS PARTIAL
  CONSIDERATION FOR DEBT
  (NOTE 5)                          126,050        -          268               -            -                  268

ISSUE SHARES IN EXCHANGE
  FOR FIRST MORTGAGE BONDS
  (NOTE 12)                         930,000        1        1,801               -            -                1,802

NET LOSS                                  -        -            -          (9,441)           -               (9,441)
                                -----------     ----      -------        --------         ----             --------
BALANCE,
  DECEMBER 31, 1994              13,135,214     $ 13      $61,346        $(63,023)        $  -              $(1,664)
                                ===========     ====      =======        ========         ====              =======

                 See Notes to Consolidated Financial Statements

                     ELSINORE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                           December 31,
                                                 ---------------------------------
                                                   1994        1993        1992
                                                 ---------   ---------   ---------

Cash Flows from Operating Activities:
Net Loss                                         $ (9,441)   $ (2,537)    $(1,780)
Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                   3,990       3,206       3,302
    Amortization of Debt Discount
      and Issuance Costs                            1,171         446           -
    Loss on Disposition of Property and
      Equipment                                         -         100           -
    Extraordinary Item on Extinguishment
      of Debt                                        (735)        285           -
  Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                                      (43)       (160)        192
    Decrease (Increase) in Inventories               (194)        124         (71)
    Decrease (Increase) in Prepaid
      Expenses                                       (175)       (107)          4
    Decrease (Increase) in
      Other Assets                                    185        (839)        152
    Increase (Decrease) in Accounts
      Payable                                        (204)       (177)         60
    Increase (Decrease) in
      Prior-Period Income Taxes and
      Related Interest                                835       2,009         118
    Increase in Accrued Expenses                    1,174       1,315       1,393
    Increase in Deferred Income Taxes                   -           -         189
                                                 --------    --------     -------
Net Cash (Used in) Provided by Operating
  Activities                                       (3,437)      3,665       3,559
                                                 --------    --------     -------
Cash Flows from Investing Activities:
  Advances, Native American projects              (15,908)     (1,044)          -
  Casino development costs                           (302)       (690)       (258)
  Investment in Fremont Street Experience          (1,122)     (1,878)          -
  Purchase of property & equipment                 (4,364)     (2,511)       (861)
                                                 --------    --------     -------
    Net Cash Used by Investing Activities         (21,696)     (6,123)     (1,119)
                                                 --------    --------     -------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Long-Term
    Debt                                            3,000      60,208           -
  Debt Issuance Costs                              (1,416)     (3,071)
  Principal Payments on Long-Term Debt               (204)    (31,773)     (3,102)
  Proceeds from Issuance of Common Stock               15          45           -
                                                 --------    --------     -------
  Net Cash Provided by (Used in)
    Financing Activities                            1,395      25,409      (3,102)
                                                 --------    --------     -------
Net Increase (Decrease) in
  Cash and Cash Equivalents                       (23,738)     22,951        (662)

Cash and Cash Equivalents at
  Beginning of Year                                30,830       7,879       8,541
                                                 --------    --------     -------
Cash and Cash Equivalents at
  End of Year (Including Restricted Amounts
  of $3,685 and $25,716 as of
  December 31, 1994 and 1993, Respectively)      $  7,092    $ 30,830     $ 7,879
                                                 ========    ========     =======

                See Notes to Consolidated Financial Statements

                      ELSINORE CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company paid $7,750,000, $2,270,000, and $3,029,000 for interest in 1994,
1993 and 1992, respectively, and $50,000, $20,000 and $95,000 for income taxes in 1994, 1993 and 1992, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

The Company acquired equipment in the amounts of $0, $613,000 and $316,000 in 1994, 1993 and 1992, respectively, which were financed through short-term installment purchase contracts.

The Company reduced equipment and related accumulated depreciation by $1,909,000, $195,000 and $913,000 to reflect the write-off of fully depreciated assets taken out of service during 1994, 1993 and 1992, respectively.

In connection with the Private Placement in 1993 of the Company's 12.5% First Mortgage Notes due 2000 (See Note 5), the Company recorded a discount on the notes and increased additional paid-in capital by $7,241,000, the fair market value of the stock purchase warrants issued with the notes.

In connection with the issuance in 1994 of 750,000 stock purchase warrants, the Company recorded a discount on the notes and increased additional paid-in capital by $1,125,000, the fair market value of the stock purchase warrants issued with the notes.

In connection with the Private Placement in 1994 of the Company's 20.0% Mortgage Notes due 1996, the Company recorded a discount on the notes and increased additional paid-in capital by $268,000.

                 See Notes to Consolidated Financial Statements

                     ELSINORE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Elsinore Corporation and its wholly-owned subsidiaries.

All material intercompany balances and transactions have been eliminated in consolidation.

Accounting for Casino Revenue and Promotional Allowances:

In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of complimentary food, beverages and hotel services furnished to customers is included in the respective revenue classifications and then deducted as promotional allowances. The estimated costs charged to the casino department related to providing complimentaries were as follows:

                        Years Ended December 31,
                       ---------------------------
                        1994      1993      1992
                       -------   -------   -------
                         (Dollars in Thousands)

  Rooms                 $2,179    $2,439    $1,988
  Food & Beverage        5,022     4,898     4,686
                        ------    ------    ------
    Total               $7,201    $7,337    $6,674
                        ======    ======    ======

CASH EQUIVALENTS:

Cash equivalents are comprised of commercial paper and repurchase agreements which are stated at cost, which approximates market, and have a maturity date of three months or less at date of purchase.

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 8 to 40 years. Equipment held under capital lease is recorded at the net present value of minimum lease payments at inception and is amortized over the useful lives of the related assets.

LEASEHOLD ACQUISITION COSTS:

The costs of acquiring leasehold interests are deferred and amortized using the straight-line method over the lesser of the term of the lease or the useful life of the property. Accumulated amortization was $4,485 and $4,278 at December 31, 1994 and 1993, respectively.

AMORTIZATION OF DEBT DISCOUNT AND ISSUANCE COSTS:

Original issue discount is amortized over the life of the related indebtedness using the effective interest method.

Costs associated with the issuance of the debt have been deferred and are being amortized over the life of the related indebtedness using the straight-line method.

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

CASINO DEVELOPMENT COSTS:

Casino development costs consist of costs incurred by the Company in connection with the development of the Palm Springs and Washington Casinos (See Note 7) and legal and other costs incurred to secure the management contracts with the respective Indian Tribes and to obtain necessary federal and state regulatory approvals. Pursuant to the respective management contracts, costs incurred by the Tribes (as defined in the agreements) to construct and develop the casinos will be loaned to the Tribal enterprises in the form of promissory notes. Amounts advanced to the Tribes for the years ended December 31, 1994, and 1993 were $16,952,000 and $1,044,000, respectively. Other casino development costs associated with management of the Native American owned casinos are deferred and are amortized over the five year terms of the related management contracts.

INCOME TAXES:

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1992, prospectively, the Company adopted Statement 109 and there was no cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of operations.

LOSS PER SHARE:

Loss per share has been computed by dividing net loss by the weighted average common shares and common share equivalents outstanding during the year.

RECLASSIFICATION:

Certain items in the 1993 and 1992 financial statements have been reclassified for comparability with the 1994 presentation.

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

2.  PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consists of the following:

                                                      December 31,
                                                -------------------------
                                                    1994          1993
                                                -------------   ---------
                                                 (Dollars in Thousands)

 Land                                               $  1,275     $ 1,275
 Buildings                                            39,041      36,861
 Equipment                                            24,121      23,197
 Construction in Progress                                161         810
                                                    --------     -------
                                                      64,598      62,143
 Less Accumulated Depreciation
  and Amortization                                    36,257      34,975
                                                    --------     -------
                                                    $ 28,341     $27,168
                                                    ========     =======

3.  OTHER ASSETS:

Other assets consist of the following:

                                                         December 31,
                                                    --------------------
                                                      1994         1993
                                                    --------     -------
                                                   (Dollars in Thousands)
 Debt Issuance Costs, Net                           $  3,365     $ 2,966
 Deposits and Other                                    2,164       2,144
                                                    --------     -------
                                                    $  5,529     $ 5,110
                                                    ========     =======

4. ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                         December 31,
                                                    --------------------
                                                      1994         1993
                                                    --------     -------
                                                   (Dollars in Thousands)
 Salaries and Wages                                 $  1,448     $ 1,435
 Payroll Taxes and Related Benefits                      690         876
 Accrued Interest                                      2,063       1,834
 Other                                                 2,241       1,123
                                                    --------     -------
                                                    $  6,442     $ 5,268
                                                    ========     =======

5. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                        December 31,
                                                    --------------------
                                                       1994        1993
                                                    --------     -------
                                                   (Dollars in Thousands)
 12.5% First Mortgage Notes Payable,
   Net of $6,646 Unamortized Discount               $ 50,354     $53,018
   20% Mortgage Notes Payable,
   Net of $313 Unamortized Discount                    2,687           -
 Capital Lease Obligations                             1,349       1,554
                                                    --------     -------
                                                      54,390      54,572
 Less Current Portion                                 (2,309)       (204)
                                                    --------     -------
                                                     $52,081     $54,368
                                                    ========     =======

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

FIRST MORTGAGE NOTES

  On October 8, 1993, the Company completed a private placement of the Company's 12.5% First Mortgage Notes due 2000 (the "First Mortgage Notes") and warrants (the "Warrants") to purchase common stock, par value $.001 per share ("Common Stock"), of the Company. The net proceeds of the offering were approximately $57.4 million. Approximately $26.7 million of the net proceeds were used to repay outstanding bank debt and the remaining $30.7 million was deposited in segregated accounts (the "Escrow Account") pending disbursement pursuant to the terms of an Escrow and Disbursement Agreement, dated as of October 8, 1993, among the Company, First Trust National Association (the "Trustee") and First Interstate Bank of Nevada, N.A., as escrow agent (the "Escrow and Disbursement Agreement"). The amount of $3,685,000 held in the Escrow Account at December 31, 1994 is included in "Cash and Cash Equivalents --Restricted" in the accompanying December 31, 1994 consolidated balance sheet. This amount was available for the following uses: (i) $86,000 to fund the upgrading and refurbishment of the Four Queens Hotel and Casino, (ii) $2,190,000 to fund loans and other advances for the purpose of financing the construction and development of the Spotlight 29 Casino, and (iii) $1,409,000 to fund loans and other advances for the purpose of financing the construction and development of the 7 Cedars Casino. The Company anticipates that all of the funds will be utilized for the intended purposes by the end of the first quarter of 1995. In December 1994, $3,000,000 aggregate principal amount of the First Mortgage Notes were redeemed and retired, in consideration for which the Company issued to the noteholder 930,000 shares of Common Stock. At March 15, 1995, the Warrants had an exercise price of $5.29 per share of Common Stock, will expire on October 8, 1998, and are exercisable for approximately 3,100,340 shares of Common Stock, subject to certain anti-dilution adjustments.

MORTGAGE NOTES

On October 14, 1994, the Company completed a private placement of $3,000,000 aggregate principal amount of its 20% Mortgage Notes due 1996 (the "Mortgage Notes"). Substantially all of the net proceeds thereof were used for debt service and working capital purposes, including payment of the October 1994 interest installment due on the First Mortgage Notes. In connection with issuing the Mortgage Notes, the Company paid certain customary fees and expenses of the purchasers, and issued to the purchasers an aggregate of 126,050 shares of Common Stock. The purchasers also received registration rights under the federal securities laws with respect to such shares, which rights were exercised by the purchasers on March 7, 1995.

TERMS OF SECURITIES

FIRST MORTGAGE NOTES. The First Mortgage Notes have an initial aggregate principal amount of $60 million ($57 million as of December 30, 1994), bear interest at an annual rate of 12.5% and mature on October 8, 2000. The First Mortgage Notes are unconditionally guaranteed (the "FMN Guaranties") as to principal, premium, if any, and interest by all existing material subsidiaries (other than Mojave Gaming) and all future subsidiaries of the Company, unless designated to be unrestricted subsidiaries (the "FMN Guarantors"). The First Mortgage Notes and the FMN Guaranties will, subject to certain exceptions (including the Mortgage Notes, as discussed below), rank pari passu with all existing and future senior indebtedness of the Company and the FMN Guarantors, respectively. The First Mortgage Notes and the FMN Guaranties were issued pursuant to the terms of an Indenture (the "Indenture"), dated as of October 8, 1993 among the Company, the FMN Guarantors and the Trustee.

The Indenture contains certain covenants relating to maintenance of the Native American casino management contracts, maintenance of net worth, and maintenance

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


of the specified fixed charge coverage ratio as well as restrictions on, among other things, the incurrence of additional debt, liens and the payment of dividends. Certain of these covenants (including the net worth and fixed charge coverage ratio maintenance covenants) become effective beginning the quarter after completion of the Company's Native American casino projects, i.e., the second quarter of 1995.

On April 20, 1994, the company reached an agreement with the holders of the First Mortgage Notes to amend the Indenture in order to extend the deadlines by which the Company was required to obtain all federal statutory approvals and to complete construction and open each of the Native American casinos. All requisite regulatory approvals were received from the NIGC and both the Palm Springs Casino and the Washington Casino were completed and opened by the extended deadlines.

As consideration for obtaining the consent of First Mortgage Noteholders to the Indenture amendments, the Company issued to First Mortgage Noteholders warrants (the "Consent Warrants") to purchase an aggregate of 750,000 shares of Common Stock, at an exercise price of $3.25 per share (the "Exercise Price"). The Consent Warrants expire on October 8, 1998. The Company is entitled to redeem the Consent Warrants, unless earlier exercised, at a price equal to their exercise Price per share at any time from and after the 15th business day following the mailing of a notice by the Company to the holders of the Consent Warrants that, from and after April 7, 1996, the closing trading price of the Common Stock has equaled or exceeded 200% of the Exercise Price for any 20 trading days within a period of any 30 consecutive trading days.

The First Mortgage Notes are secured by (i) a pledge of the stock of all of the FMN Guarantors and all future subsidiaries of the Company, in each case subject to obtaining certain required regulatory approvals, and all intercompany notes,
(ii) a first priority security interest in, subject to certain limitations, substantially all of the assets of Four Queens, Inc., other than equipment and other assets financed by third party lenders, (iii) a collateral assignment of all of the Company's rights and interests under the management contracts with respect to the Palm Springs Casino and the Washington Casino, (iv) an exclusive security interest in the segregated account in which the proceeds of the Offering will be held pending disbursement pursuant to the terms of the Escrow and Disbursement Agreement, (v) an exclusive security interest in the segregated account in which the proceeds of certain asset sales will be held pending disbursement pursuant to the terms of the Escrow and Disbursement Agreement, and
(vi) an exclusive security interest in a portion of the segregated account to fund certain lease payments on behalf of Four Queens, Inc. pursuant to the terms of the Escrow and Disbursement Agreement.

The First Mortgage Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 1996, at a premium to the principal amount thereof, declining ratably from 106.25% to par on or after October 1, 1999. Pursuant to the Indenture, the First Mortgage Notes are also redeemable at par, at any time, upon the occurrence of certain gaming regulatory events.

Beginning in the years ending after December 31, 1993, the Company will (subject to certain gaming regulatory requirements) be required to offer to repurchase the portion of the principal amount of the First Mortgage Notes then outstanding equal to 50% of the Company's prior fiscal year Excess Available Cash Flow (as defined in the Indenture), at 101% of the principal amount thereof, plus accrued interest.

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


The Indenture includes other covenants of the Company and the Guarantors including, among other things, insurance, maintenance of net worth, maintenance of fixed charge coverage ratio and limitations on: occurrence of additional indebtedness, liens, change of control, dividends and other restricted payments and investments, transactions with affiliates, consolidations, mergers and sales of assets, restrictions on subsidiary dividends, lines of business and use of proceeds.

MORTGAGE NOTES. The Mortgage Notes have an aggregate principal amount of $3 million and bear interest at 20% per annum, payable quarterly commencing December 31, 1994. The Mortgage Notes will mature on March 31, 1996 with interim mandatory redemptions of $750,000 due on each of June 30, September 30, and December 31, 1995. The Mortgage Notes were issued pursuant to the terms of a Note and Stock Purchase Agreement (the "Purchase Agreement"), dated as of October 11, 1994, among the Company, the Guarantors named therein and the Purchasers named therein. The holders of the Mortgage Notes were granted certain rights under the Purchase Agreement, substantially similar to those of the First Mortgage Noteholders under the Indenture, which would require the Company to repurchase the Mortgage Notes at 101% of their principal amount upon occurrence of certain events.

Like the First Mortgage Notes, the Mortgage Notes are unconditionally guaranteed (the "Subsidiary Guarantees") as to principal, premium, if any, and interest by all existing material subsidiaries (other than Mojave Gaming) and all future subsidiaries of the Company unless designated to be unrestricted subsidiaries (the "Guarantors").

In order to induce the Purchasers to purchase the Mortgage Notes and to secure the Company's and Guarantors' payment and other obligations under the Mortgage Notes and the Purchase Agreement, the Company (or a Guarantor as applicable) granted to the Purchasers (i) a first priority security interest in certain existing and future property of the Company, including the shares of common stock held by the Company in its subsidiaries, the real property of Four Queens and substantially all other property previously pledged (or required to be pledged) as collateral under the Indenture (collectively, the "Purchasers' Security Interest"), (ii) a first priority lien on the proceeds in the accounts established under the First Mortgage Notes disbursement and escrow agreement (the "Purchasers' Lien"), and (iii) an assignment of the income and proceeds from the casino management contracts and other operating agreements relating to the Spotlight 29 Casino and the 7 Cedars Casino projects (the "Purchasers' Assignment"), in addition to certain other rights and remedies under the Purchase Agreement. The Purchasers' Security Interest, Purchasers' Lien and Purchasers' Assignment are senior to the liens under the mortgage that secures the First Mortgage Notes.

The execution, delivery, and performance by the Company and the Guarantors of the Purchase Agreement, including without limitation the sale of the Mortgage Notes, conveyance of the Purchasers' Security Interest, Purchasers' Lien, and Purchasers' Assignment, and issuance of the Subsidiary Guarantees (collectively, the "Mortgage Note Transactions") required a waiver in accordance with the provisions of the Indenture, which waiver was obtained in a timely manner.

AGGREGATE PRINCIPAL MATURITIES

Aggregate principal maturities of long term debt as of December 31, 1994 are as follows:

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



Years Ending December 31,                      (Dollars in Thousands)
- -------------------------                      ----------------------
       1995                                           $ 2,309
       1996                                               795
       1997                                                41
       1998                                                 1
       1999                                                 2
       Thereafter                                      58,201

       Less:  Unamortized Discount                     (6,959)
                                                      -------
                                                      $54,390
                                                      =======

6.   INCOME TAXES:

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary item as a result of the following:

                                              Years Ended December 31,
                                             -------------------------
                                             1994       1993      1992
                                             ----      -----     -----
                                              (Dollars in Thousands)
Computed "Expected" Tax Benefit             $(3,460)   $(554)    $(541)
Effect of Loss Carried Forward                           554       541
Accrual of Revised Estimate of Prior-
 Period Income Taxes                          3,460      624         -
Provision for Future Alternative
 Minimum Taxes                                    -        -       189
                                            -------    -----     -----
                                            $     -    $ 624     $ 189
                                            =======    =====     =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          December 31,
                                                    ----------------------
                                                        1994      1993
                                                        ----    --------
                                                    (Dollars in Thousands)
Deferred Tax Assets:
  Accounts Receivable Principally Due to
    Allowance for Doubtful Accounts                 $     73    $     68
  Accrued Compensation, Principally Due to
    Accrual for Financial Reporting Purposes             530         516
  Progressive Slot Accrual                                45         107
  Interest Accrued on Prior-Period Income Taxes            -           -
  Net Operating Loss Carryforwards                    34,328      30,667
  General Business Credit Carryforward,
    Principally Due to Investment Tax Credit
    Generated in Prior Years                             640         640
  Alternative Minimum Tax (AMT) Credit Carry-
    forward from AMT Paid in Prior Years                 253         253
  Contribution Deduction Carryforward, Principally
    Due to Amounts not Deductible in Prior Periods        50          50
  Tax Loss Due to Sale of New Jersey
    Subsidiaries in Prior Periods                        685         731
                                                    --------    --------

     Total Gross Deferred Tax Assets                  36,604      33,032
       Less Valuation Allowance                      (32,402)    (28,220)
                                                    --------    --------
     Net Deferred Tax Assets                           4,202       4,812
                                                    --------    --------

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


Deferred Tax Liabilities:
  Plant and Equipment, Principally Due to
    Differences in Depreciation                       (4,391)     (4,586)
                                                    --------    --------
  Prepaid Expenses, Principally Due to
    Deduction for Tax Purposes                             -        (415)
                                                    --------    --------
      Total Gross Deferred Tax Liabilities            (4,391)     (5,001)
                                                    --------    --------
      Net Deferred Tax Liability                    $   (189)   $   (189)
                                                    ========    ========

Management has re-evaluated transactions which occurred in prior years and estimated the effects of the IRS examination discussed below and as a result believes the Company's total net operating loss carryforward for tax purposes is approximately $101,000,000 at December 31, 1994. As a result of ownership changes in prior years, Internal Revenue Code Section 382 limits the amount of loss carryforward currently available to offset federal taxable income. At December 31, 1994, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income is approximately $38,000,000. The amount of the loss carryforward which is not limited by Section 382 increases annually by $4,653,000. The loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007.

The Company has general business tax credit carryforwards for federal income tax purposes which have also been adjusted to reflect the IRS examination, of approximately $640,000 which are available to reduce future federal income taxes, if any, through 1999. In addition, the Company has alternative minimum tax credit carryforwards of approximately $253,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The Company and its subsidiaries file a consolidated federal income tax return.

In August 1984, the IRS commenced an examination of the Company's consolidated income tax returns for the fiscal years ended January 31, 1980, 1981 and 1982, and in October 1988 commenced examinations of the fiscal year ended January 31, 1983 and the eleven months ended December 31, 1983. As a result of its examination, the IRS proposed certain adjustments for the fiscal years ended January 31, 1980, 1981 and 1982 regarding the deductibility of pre-opening costs associated with the Atlantis facility (a former Atlantic City New Jersey hotel casino operated by the Company) and utilization of certain investment tax credits regarding the Four Queens and Atlantis facilities. In October 1994, the IRS completed and delivered to the Company a final assessment (the "IRS Assessment") relating to such adjustments and in November 1994, the IRS filed and recorded a Notice of Tax Lien against the Company and its subsidiaries in the amount of the IRS Assessment. The IRS Assessment called for the Company to pay aggregate tax and interest of approximately $5.7 million (exclusive of interest accruing during any period of repayment), in addition to $3.5 million the Company deposited with the IRS in March 1991. The Company has accrued a liability of $5,870,000, as of December 31, 1994 of which approximately $885,000, $2,009,000, and $213,000, was charged to earnings in the years ended December 31, 1994, 1993 and 1992, respectively, for taxes and related interest and the remainder of which was an adjustment to periods prior to 1992. The Company believes that it has available sufficient net operating loss ("NOL") carryforwards to satisfy any tax liabilities with respect to periods subsequent to 1983. On December 6, 1994, the Company and the IRS entered into an installment payment agreement (the "Installment Agreement") pursuant to which the Company paid the IRS $1 million on February 1, 1995, and an additional $275,000 on March 1, 1995, and will pay the balance of the IRS Assessment, plus additional accrued interest, in monthly

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


installments of $275,000 (increasing to $550,000 on May 1, 1995) during the remainder of 1995.

Of the $2,009,000 of prior-period income taxes and related interest charged to earnings in the year ended December 31, 1993, $1,743,000 represents a change in management's estimate of the impact of the aforementioned IRS examinations based upon additional adjustments brought to management's attention in a revenue agent's report received in October 1993. The $1,743,000 is comprised of prior period income taxes of $624,000 and related interest of $1,119,000.

7.  COMMITMENTS AND CONTINGENCIES:

FREMONT STREET EXPERIENCE
- -------------------------

The Company and seven other downtown Las Vegas property owners who together operate ten casinos, have formed the Fremont Street Experience Corporation
(FSEC), a limited liability company of which the Company is a one-sixth owner, to develop a "celestial vault" over Fremont Street which will be resurfaced and closed to through traffic from Main Street to Fourth Street to create a "pedestrian mall" concept. The Company's capital contribution for its one-sixth ownership of FSEC is $3,000,000, and has been contributed as of January, 1994. The project, as well as a 1,600 space parking facility, is under construction with completion expected in late fall or winter of 1995. The investment is accounted for using the cost method.

LEGAL PROCEEDINGS
- -----------------

The Company is a defendant in two consolidated lawsuits pending in the Federal Court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the WARN Act and breach of contract. The Company has vigorously defended the action on, among other grounds, the basis that the Company is not responsible for claims against affiliates and even if the WARN Act does apply as a matter of law to a regulatory-forced closing, such closing, as a matter of fact, was due to unforeseeable business circumstances and accordingly, the notice given was as timely as practicable. The trial concluded August 11, 1993 and no decision has yet been rendered by the court.

On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the 29 Palms Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint seeks injunctive and declaratory relief based upon the tribe's breach of the Spotlight 29 management contract. Plaintiffs allege that the tribe breached the contract when it installed "pull-tab" video gaming machines at the casino without the plaintiffs' consent and without any involvement whatsoever by the plaintiffs in the operation of the machines. The complaint alleges that these actions violated the terms of the contract which give plaintiffs the exclusive right to manage and operate the casino and violated the contract's non-compete provisions. The complaint states that plaintiffs did not, and could not, consent to the installation and operation of the machines at the casino because the State of California has expressed a legal position that, because such machines are Class III gaming devices under the IGRA, their operation on Native American reservations in California is illegal. Moreover, because plaintiffs are subject to regulation by Nevada gaming authorities which require that plaintiffs' conduct conform to the laws of the State of California and the IGRA, plaintiffs' consent to the installation or involvement in the operation of the gaming devices at Spotlight 29 could subject them to disciplinary action by the Nevada gaming

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


authorities. Consequently, plaintiffs filed the complaint to obtain a judicial declaration as to whether "pull-tab" video gaming devices are legal on tribal lands in California and, unless they are declared legal, to enjoin the operation of such devices at Spotlight 29.

In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

In December, 1994, the Cabazon Tribe, which operates a casino on its tribal lands in the vicinity of the 29 Palms Band, filed a lawsuit against the NIGC in the Federal District Court for the District of Columbia and unsuccessfully sought a temporary restraining order to enjoin completion of Spotlight 29. The Company believes the suit, which alleged violation by the NIGC of certain environmental law standards, is wholly without merit and will not be litigated further by the Cabazon Tribe.

At December 31, 1994, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. While the amounts claimed in some instances are substantial and ultimate liability with respect to such claims cannot be determined, management is of the opinion that the resolution of all pending matters will not have a material adverse effect upon the Company's financial statements taken as a whole.

LIABILITY FOR PRIOR PERIOD TAX; IRS INSTALLMENT AGREEMENT

In October 1994, the IRS completed and delivered to the Company a final assessment (the "IRS Assessment") relating to certain adjustments to the Company's taxable income for the fiscal years ended January 31, 1980, through December 31, 1983 (which the IRS had under audit). In November 1994, the IRS filed and recorded a Notice of Tax Lien against the Company and its subsidiaries in the amount of the IRS Assessment. The IRS Assessment called for the Company to pay aggregate tax and interest of approximately $5.7 million (exclusive of interest accruing during any period of repayment), in addition to $3.5 million the Company deposited with the IRS in March 1991. In the third quarter of 1994, the Company recorded an additional liability of $377,000 necessary to cover the full amount of tax and interest identified in the IRS Assessment. The issuance of the IRS Assessment and the Notice of Tax Lien contravened Elsinore's covenant under its debt facilities to timely pay its tax liabilities and not to incur additional liens under its debt facilities; the debt covenant noncompliance was waived by the noteholders on December 2, 1994.

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


On December 6, 1994, the Company and the IRS entered into an installment payment agreement (the "Installment Agreement") pursuant to which the Company paid the IRS $1 million on February 1, 1995, and an additional $275,000 on March 1, 1995, and will pay the balance of the IRS Assessment, plus additional accrued interest, in monthly installments of $275,000 (increasing to $550,000 on May 1, 1995) during the remainder of 1995. Elsinore applied a portion of the proceeds from the Equity Offering toward its initial payment under the Installment Agreement. However, the proceeds from the Equity Offering will not be sufficient to enable the Company to both fully pay the IRS Assessment and fully meet its debt service and capital expenditure requirements in 1995. The Company anticipates, based upon its recent results of operations, that additional financing will be required in order for the Company to perform under the IRS Installment Agreement and satisfy its other working capital requirements in 1995. There is no assurance that such additional financing, if any, will be sufficient to fully perform under the Installment Agreement, or that the IRS will not levy upon the Company's property or take other action to enforce the tax lien. Such action by the IRS would violate the Company's debt covenants under the First Mortgage Notes and Mortgage Notes.

NATIVE AMERICAN CASINO PROJECTS

PALM SPRINGS. The Company, through its wholly owned subsidiary, Elsub Management Corporation, is the general partner with a 90% interest in Palm Springs East Limited Partnership, a limited partnership that has a management contract with the Twenty-nine Palms Band of Mission Indians to manage a casino facility (the "Palm Springs Casino") of approximately 74,000 square feet located on tribal land near Palm Springs, California. This facility cost approximately $10 million to construct and opened January 14, 1995. Funds for construction of the facility were secured through the issuance of the 12.5% First Mortgage Notes due 2000 (See Note 5). As of December 31, 1994, approximately $2,190,000 of such funds were in an escrow account and were restricted as to their use for the construction of the Palm Springs Casino facility (See Note 5).

WASHINGTON STATE. The Company, through its wholly owned subsidiary, Olympia Gaming Corporation ("Olympia Gaming"), has a management contract with the Jamestown S'Klallam Tribe for the management of a casino facility (the "Washington Casino") of approximately 54,000 square feet located on tribal land on the northeast portion of the Olympic Peninsula, 70 miles northwest of Seattle, Washington. This facility cost approximately $9 million to construct and opened February 3, 1995. Funds for the construction of the facility were secured through the issuance of the 12.5% First Mortgage Notes due 2000 (See
Note 5). As of December 31, 1994, $1,409,000 of such funds were in an escrow account and were restricted as to their use for the construction of the Washington Casino facility (See Note 5).

MOJAVE VALLEY RESORT AND NASHVILLE NEVADA

Mojave Valley Resort is being developed by J.F. Temple Development ("Temple"), a developer of resorts in the Palm Springs area, as a master-planned resort featuring up to seven casino/hotels, two championship golf courses, a marina, facilities for up to 1,300 recreational vehicles, commercial facilities and approximately 4,000 units of single and multi-family housing. The resort will be located on land leased from the Fort Mojave Tribe along the Colorado River at the southern tip of Nevada, six miles south of Laughlin. Elsinore and Temple have agreed to develop and own up to four casino/hotels at Mojave Valley Resort. Elsinore will manage each property developed under this agreement. Subject to obtaining the necessary debt and equity financing for the project, the first casino/hotel planned to open will be the Nashville Nevada, which is expected to feature approximately 500 hotel rooms and 32,500 square feet of gaming space, including approximately 1,050 slot machines, as well as restaurants and other

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


nongaming amenities. The total project cost of Nashville Nevada is expected to be approximately $65.5 million. If the necessary financing can be arranged, construction of Nashville Nevada is expected to begin as soon as practicable thereafter. Upon obtaining the necessary project financing for Nashville Nevada, the Company will acquire option rights from Temple to develop up to three additional casino/hotel projects on tribal lands at the Mojave Valley Resort (the "Development Option").

Temple and the Company have agreed in March 1995 to extend until September 30, 1995, the date by which the Company must complete its $10 million capital contribution and obtain the remaining $55.5 million of non-recourse debt financing for the Nashville Nevada project. In consideration for such extension, the Company will assume Temple's obligation to pay approximately $47,000 in current property taxes, an additional $47,000 in property taxes in the event the Nashville Nevada project financing is not in place by September 15, 1995, and $75,000 in lease payments relating to the Mojave Valley Resort; in addition, the Company will loan to Temple up to approximately $150,000 to enable Temple to pay its requisite share of pre-effective date expenses regarding the Nashville Nevada project, which loan Temple will be obligated to repay if financing for the project is completed. There is no assurance, however, that the Company or Temple will be able to obtain the equity or debt financing necessary to commence construction of the project by the extended deadline or at all. Accordingly, there is significant uncertainty whether the Nashville Nevada project will be completed or option rights to develop additional projects at the Resort will be obtained.

8.  LEASES:

All non-cancelable leases have been classified as capital or operating leases. At December 31, 1994, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                           December 31,
                                     ------------------------
                                        1994          1993
                                     -----------   ----------
                                      (Dollars in Thousands)

  Building                              $ 2,051     $  2,051
  Equipment                               1,972        1,972
                                        -------     --------
                                          4,023        4,023
  Less Accumulated Amortization          (1,642)      (1,355)
                                        -------     --------
                                        $ 2,381     $  2,668
                                        =======     ========

Amortization of assets leased under capital leases is included with depreciation and amortization expense in the Consolidated Statements of Operations.

The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1994:

                                             Capital   Operating
                                             Leases     Leases
                                           ---------   ----------
                                           (Dollars in Thousands)
  Years Ending December 31,

     1995                                    $   255    $ 3,706

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

     1996                                        242      3,710
     1997                                        231      3,573
     1998                                        179      2,737
     1999                                        178      2,292
     Thereafter                                5,897    102,280
                                             -------   --------
  Total Minimum Lease Payments                 6,982   $118,298
                                                       ========
   Less: Amount Representing Interest
      (at imputed rates ranging
      from 12.5% to 15.0%)                    (5,633)
                                             -------
    Present Value of Net
      Minimum Capital Lease Payments         $ 1,349
                                             =======

9.  BENEFIT PLANS:

Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees, of whom there were 37, 39 and 67 individuals at December 31, 1994, 1993 and 1992, respectively. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1994, 1993 and 1992 totaled $103,000, $96,000 and $101,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

On October 1, 1990, the Company instituted a savings plan qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining unit. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $150,000, $145,000 and $140,000 for 1994, 1993 and
1992, respectively. There were 465, 460 and 465 participants in the savings plan as of December 31, 1994, 1993 and 1992, respectively.

In 1991, the Board of Directors adopted, and the stockholders approved, the Elsinore Corporation 1991 Stock Option Plan (the "1991 Plan"). The Board reserved 600,000 shares of common stock for issuance thereunder. The 1991 Plan provides for the grant of non-statutory options to purchase common stock to salaried officers and key employees of the Company and its corporate subsidiaries. The exercise price for options granted under the 1991 Plan may not be less than the fair market value of the stock on the date of grant.

On March 15, 1993, the Board of Directors adopted and the stockholders approved, the Elsinore Corporation 1993 Long-Term Stock Incentive Plan (the "1993 Plan") and reserved 600,000 shares of common stock for issuance thereunder. On April 8, 1994, the Board of Directors adopted and the shareholders approved an increase of the number of shares reserved under the 1993 Plan to 1,200,000 shares. The 1993 Plan provides for awards of restricted shares, stock units, options or stock

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


appreciation rights to all employees of the Company and its subsidiaries. Non-statutory stock options granted under the 1993 Plan generally vest in equal annual increments over a three-year period.

The following table summarizes option activity through December 31, 1994:

                                                                                                           Aggregate
                              Shares Available             Options                 Average Exercise          Value
                                  for Grant              Outstanding               Price Per Share         Combined
                            ---------------------   ----------------------       -------------------         Plans
                             1991 Plan/1993 Plan     1991 Plan/1993 Plan         1991 Plan/1993 Plan      -----------
Balance at
  December 31, 1991          444,000           -     156,000            -         $1.000       $    -     $  156,000

Shares Reserved                    -           -           -            -              -            -              -
Options Granted              (17,000)          -      17,000            -          0.875            -         14,875
Options Exercised                  -           -           -            -              -            -              -
Options Cancelled             34,000           -     (34,000)           -          1.000            -        (34,000)
                            --------    --------     -------    ---------         ------       ------     ----------

Balance at
  December 31, 1992          461,000           -     139,000            -          0.985            -        136,875

Shares Reserved                    -     600,000           -            -              -            -              -
Options Granted             (476,000)   (626,700)    476,000      626,700          2.760        4.291      4,003,138
Options Exercised                  -           -     (45,000)           -          1.000            -        (45,000)
Options Cancelled             26,500      39,900     (26,500)     (39,900)         2.688        4.279       (241,963)
                            --------    --------     -------    ---------         ------       ------     ----------
Balance at
  December 31, 1993           11,500      13,200     543,500      586,800          2.456        4.292      3,853,050

Shares Reserved                    -     600,000           -            -              -            -              -
Options Granted              (11,500)   (817,900)     11,500      817,900          5.375        2.687     $2,198,224
Options Exercised                  -           -     (17,000)           -          0.875            -        (14,875)
Options Cancelled                  -      64,100           -      (64,100)             -        5.224       (334,858)
                            --------    --------     -------    ---------         ------       ------     ----------
   Balance at
     December 31, 1994             0    (140,600)    538,000    1,340,600         $2.623       $3.268     $5,701,541
                            ========    ========    ========    =========         ======       ======     ==========

At December 31, 1994, options to purchase 1,878,600 shares were outstanding including 1,340,600 under the 1993 Plan for a total of 1,980,000 authorized (subject to shareholder approval at the 1995 Annual Shareholders Meeting) for issuance under such plan. Of such number, 464,596 were exercisable. Through December 31, 1994, 62,000 options had been exercised.

On March 15, 1993, the Company adopted an Amended and Restated Senior Executive Severance Plan (the "Severance Plan") and, pursuant thereto, severance agreements with eight employees of the Company have been executed. The severance agreements provide (subject to certain limitations) that the covered employees will receive two times their annual base salaries in the event of their involuntary termination within two years after a change of control (as defined in the Severance Plan and related agreements). Pursuant to the severance agreements, the Company has also agreed, under certain circumstances, to pay the covered employees, a cash payment equal to the difference (if positive) between the "fair market value" (as defined in the Severance Plan) of the Company's common stock and the exercise price of options to purchase common stock held by such employees.

                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


10.  TAXES AND LICENSES, OTHER THAN INCOME TAXES:

Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                      Operating Departments
                      ---------------------
                     (Dollars in Thousands)

                                 Food and
              Casino    Hotel    Beverage    Other     Total
              ------    -----    --------    -----     -----

  1994        $ 4,710  $   474     $   535   $ 1,236   $ 6,955
              =======  =======     =======   =======   =======

  1993        $ 5,028  $   457     $   464   $ 1,210   $ 7,159
              =======  =======     =======   =======   =======

  1992        $ 4,748  $   440     $   418   $ 1,161   $ 6,767
              =======  =======     =======   =======   =======


11.  TRANSACTIONS WITH RELATED PARTIES:

Attorney fees were paid to a firm of which a former director of the Company is a partner in the approximate amounts of $6,000, $507,000 and $87,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

In 1994, approximately $91,000 in fees were paid to two executive officers and one former executive officer of the Company in conjunction with an agreement that assigned the rights to the MULTIPLE ACTION "registered trademark" blackjack patent to the Company. In 1993, such fees amounted to approximately $54,600 to the three individuals.

12.  EXTRAORDINARY ITEM:

On October 8, 1993, the Company repaid the outstanding principal balance and accrued interest thereon of its mortgage notes payable (See Note 5). The Company recognized an extraordinary loss of $285,000 as a result of the write-off of unamortized debt issuance costs. Income taxes are not applicable to this extraordinary item.

On December 29, 1994, $3 million of the original $60 million principal amount of First Mortgage Notes was repurchased by the Company and retired in exchange for the issuance to the noteholder of 930,000 shares of Common Stock of the Company. The Company recorded an extraordinary gain of $735,000 as a result of this debt retirement. Income taxes are not applicable to this extraordinary item.

13.  SELECTED QUARTERLY DATA (UNAUDITED):

Summarized unaudited interim and annual financial data for the years ended December 31, 1994, 1993 and 1992 follow (In Thousands, Except Per Share Data):

                                                                      Quarter Ended                        Year Ended
                                               --------------------------------------------------------    -----------
                                                 3/31/94        6/30/94        9/30/94        12/31/94      12/31/94
                                               -----------    -----------    -----------    -----------    -----------
Revenues                                       $    15,490    $    16,199    $    15,782    $    15,235    $    62,706
Income (Loss) Before Income Taxes


                      ELSINORE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  And Extraordinary Item                            (2,040)        (2,113)        (2,927)        (3,096)       (10,176)
Income Tax Benefit (Expense)                             -              -              -              -              -
Income (Loss) Before Extraordinary Item             (2,040)        (2,113)        (2.927)        (3,096)       (10,176)
Extraordinary Item:
  Gain on Extinguishment of Debt                         -              -              -            735            735
Net Income (Loss)                                   (2,040)        (2,113)        (2,927)        (2,361)        (9,441)
Per Common Share and Equivalent Share:
Income (Loss) Before Extraordinary Item              (0.17)         (0.18)         (0.24)         (0.25)         (0.84)
Net Income (Loss)                                    (0.17)         (0.18)         (0.24)         (0.19)        ( 0.78)
                                               ===========    ===========    ===========    ===========    ===========
Weighted Average Common and Common
  Equivalent Shares Outstanding                 12,062,164     12,066,648     12,079,164     12,217,729     12,106,778
                                               ===========    ===========    ===========    ===========    ===========
                                                                      Quarter Ended                        Year Ended
                                               --------------------------------------------------------    -----------
                                                 3/31/93        6/30/93        9/30/93        12/31/93      12/31/93
                                               -----------    -----------    -----------    -----------    -----------
Revenues                                       $    16,477    $    17,210    $    16,893    $    16,272    $    66,852
Income (Loss) Before Income Taxes
  And Extraordinary Item                               525          1,250           (594)        (2,809)        (1,628)
Income Tax Benefit (Expense)                           (28)           (65)          (646)           115           (624)
  Income (Loss) Before Extraordinary Item              497          1,185         (1,240)        (2,694)        (2,252)
Extraordinary Item:
  Loss on Extinguishment of Debt                         -              -              -           (285)          (285)
Net Income (Loss)                                      497          1,185         (1,240)        (2,979)        (2,537)
Per Common and Equivalent Share:
  Income (Loss) Before
   Extraordinary Item                                 0.04           0.10          (0.10)         (0.22)         (0.19)
  Net Income (Loss)                                   0.04           0.10          (0.10)         (0.25)         (0.21)
                                               ===========    ===========    ===========    ===========    ===========
Weighted Average Common and Common
Equivalent Shares Outstanding                   12,017,164     12,404,315     12,062,164     12,062,164     12,049,430
                                               ===========    ===========    ===========    ===========    ===========
                                                                     Quarter Ended                         Year Ended
                                               --------------------------------------------------------    -----------
                                                 3/31/92        6/30/92        9/30/92        12/31/92      12/31/92
                                               -----------    -----------    -----------    -----------    -----------
Revenues                                       $    15,655    $    15,912    $    16,432    $    15,989    $    63,998
Income (Loss) Before Income Taxes                       91            244            280         (2,206)        (1,591)
Income Tax Benefit (Expense)                             -              -              -           (189)          (189)
Net Income (Loss)                                       91            244            280         (2,395)        (1,780)
Per Common and Equivalent Share:
  Net Income (Loss)                                   0.01           0.02           0.02          (0.20)         (0.15)
                                               ===========    ===========    ===========    ===========    ===========

Weighted Average Common and Common
  Equivalent Shares Outstanding                 12,017,164     12,017,164     12,017,164     12,017,164     12,017,164
                                               ===========    ===========    ===========    ===========    ===========

14.  FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

Recent and Expected Losses from Existing Operations

   FOUR QUEENS. Elsinore's historical financial information primarily reflects the operations of the Four Queens. Although the Company historically has generated positive cash flow from operations, the Company has experienced net losses in the last four years. In 1994, the results of operations of the Four Queens were adversely affected by, among other things, increased competition due to the opening of three large casino/hotels on the Las Vegas Strip and, to a lesser extent, the refurbishment program at the Four Queens. At December 31, 1994, the Company's working capital deficit had increased to $10.5 million. The results of operations of the Four Queens have continued to be negatively affected since December 31, 1994 and the Company anticipates this will be the case at least through the first half of 1995.

   SPOTLIGHT 29 CASINO. Spotlight 29 opened to the public on January 14, 1995. During the first six weeks of Spotlight 29's operations, insufficient revenues were generated to cover the casino's operating expenses. This shortfall is believed by the Company to be attributable in part to the marketing plan of Spotlight 29 taking longer to implement than expected, and from competition from other Native American gaming facilities in Southern California that continue to operate electronic gaming machines without an approved compact with the State of California in violation of applicable federal law. Pursuant to its obligations under the Spotlight 29 management contract, the Company through March 17 lent $10 million for the casino's construction and advanced $1.0 million in the form of loans to Spotlight 29 to fund its working capital shortfall. Based on the trend of the Casino's first six weeks of operations, the Company anticipates that, in the event the Company continues to manage Spotlight 29, it will be required to make additional contributions during the balance of 1995 to the casino to fund working capital shortfalls. In addition, there is no assurance that Spotlight 29 will not continue to experience negative cash flow in subsequent quarters or, if such operating losses do continue, that the Company will have sufficient working capital to fund any additional cash advances that would be required under the management contract.

     In late February, in response to the Company's written objection to the placement of any Class III gaming devices on Spotlight 29 premises, the 29 Palms Band advised the Company that, as the owner of Spotlight 29, the tribe would install such devices if doing so was in the tribe's best interest and that the tribe believed this position did not conflict with the terms of the management contract. In early March, 1995, the 29 Palms Band caused approximately 70 gaming devices to be installed at Spotlight 29 and such devices currently are in operation.

     The Company opposes these activities by the 29 Palms Band and has notified the Nevada State Gaming Control Board ("Nevada Board") and the NIGC that it will not participate in conduct that contravenes the IGRA. On March 6, 1995, the Company served on the 29 Palms Band a notice and demand that the operations of the Class III devices without the Company's consent and compliance with applicable federal law violates the management contract and that such activity must immediately cease. Following the tribe's failure to remove the gaming devices, the Company on March 16, 1995 filed suit in the United States District Court for the Central District of California to enjoin their operation.

     In March, 1995, the Nevada Board conducted hearings into matters surrounding the operation of Class III gaming devices at Spotlight 29. The Company's failure to abide by a directive of the Nevada Board could subject the Company to disciplinary action, including without limitation, the imposition of fines or the suspension or revocation of the Company's Nevada gaming license.

     In addition to filing its March 16, 1995, suit against the 29 Palms Band for injunctive and declaratory relief, the Company has informed the 29 Palms Band that unless the tribe's operation of the Class III devices at Spotlight 29 promptly ceases, the Company will pursue efforts to disengage from the Spotlight 29 management contract based upon the tribe's material and continuing breach of the contract provisions. Termination of the management contract will require negotiation of an arrangement permitting the orderly transfer of operations to the tribe or another manager, obtaining any necessary approvals of the NIGC, and providing acceptable terms regarding the buyout of the Company's interest in the contract as well as the tribe's repayment of the $10 million loan and other advances made by the Company. In addition, since cessation of the Company's right to manage Spotlight 29 would constitute an event of default under the Company's debt facilities, termination of the management contract will require obtaining appropriate consents or waivers from the holders of the First Mortgage Notes and Mortgage Notes.

   7 CEDARS CASINO. In February 1995, during its first three weeks of operations, 7 Cedars generated a net loss for the casino. Although the Company anticipates that gaming revenues at 7 Cedars will increase in the second and third quarters of 1995, as a result of a greater influx of tourists to the Olympic Peninsula during the spring and summer months, there is no assurance that 7 Cedars will generate increased gaming revenues or that the casino will become profitable.

LIQUIDITY

   Currently, the Company's primary source of liquidity is cash flow from the operations of the Four Queens. The Four Queens experienced in 1994 a substantial decrease in gaming revenues, operating results and cash flows, which the Company expects will continue at least through the first half of 1995. In addition, the Company's liquidity in 1994 was significantly affected by its substantial debt service obligations and in 1995 will be further affected by such obligations and by some or all of the following items:

   IRS Installment Agreement: The Company is obligated to pay the IRS $275,000 per month, increasing to $550,000 per month on May 1, 1995 through December 1995, at which time the IRS Assessment will be fully discharged. The Company has paid the IRS $1,000,000 on February 1, 1995 and an additional $275,000 on March 1, 1995.

   Native American Casino Operating Shortfalls: In addition to the approximately $1 million already advanced to the 29 Palms Band through March 17, 1995, the Company is required under the Spotlight 29 management contract and the 7 Cedars management contract to fund working capital shortfalls at either Native American casino. Depending upon Spotlight 29's future results of operations, its ability to obtain sufficient equipment lease financing, and the outcome of the current dispute concerning whether the Company will terminate the Spotlight 29 management contract, the Company anticipates it may be required to advance additional funds to the 29 Palms Band in 1995.

   Obligations Assumed from Temple: In consideration for certain amendments to the Nashville Nevada LLC operating contract beneficial to Elsinore, the Company has assumed and will complete up to approximately $169,000 of Temple's payment obligations relating to its development of the Mojave Valley Resort. In addition, the Company has agreed to loan Temple up to $150,000 to fund Temple's share of certain pre-construction costs at Nashville Nevada, which loans will be repaid in the event the requisite financing for the project is obtained.

   Nashville Nevada Project Expense: As a condition to its participation in the Nashville Nevada project, Mojave Gaming will be required to make a capital contribution of $10,000,000 to the venture developing Nashville Nevada on or before September 30, 1995. There is no assurance that the Company will be able to obtain the necessary financing for such contribution on commercially acceptable terms, or at all.

   WARN Act Litigation: The trial in the liability phase in this matter concluded August 11, 1993. Although no decision has yet been rendered, a decision may be issued at any time.

   In 1995, unless the Company's available cash and funds generated from operations significantly increases or the Company is able to extend its debt service and/or delay capital expenditure requirements, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (i) a material adverse judgment is rendered against the Company in the pending WARN Act litigation; (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns or (iv) the Company is unable to obtain from its noteholders the requisite waivers or consents in connection with the Company's termination of the Spotlight 29 management contract or its other anticipated debt covenant noncompliance. Without additional financing, the Company believes that it is unlikely it will be able to maintain a level of operating cash flow necessary to satisfy all of its financial obligations in 1995. To meet these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes and Mortgage Notes, or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants of the indenture relating to the First Mortgage Notes and of the purchase agreement relating to the Mortgage Notes restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore would be required to sell assets or seek protection under bankruptcy laws.

    In addition to the Equity Offering completed in January, 1995 and the Convertible Note offering expected to be funded by March 31, 1995, the Company intends to complete additional financing transactions to provide the capital required to discharge its remaining working capital requirements in 1995. In addition, the Company intends to raise the $10 million it is required to contribute to the Nashville Nevada project by completing one or more additional equity offerings by September 30, 1995.

                                                                   SCHEDULE VIII

                     ELSINORE CORPORATION AND SUBSIDIARIES
                                SCHEDULE VIII -
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (000'S OMITTED)

                                BALANCE AT                OTHER CHANGES   BALANCE AT
                               BEGINNING OF   ADDITIONS    ADD (DEDUCT)      END OF
 CLASSIFICATION                   PERIOD       AT COST       DESCRIBE        PERIOD
- -------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
- -----------------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                         $   200       $    40         $26 (A)        $   214
ACCUMULATED AMORTIZATION
EXPENSE DEDUCTED FROM LEASEHOLD
ACQUISITION COSTS                  4,278           207           -              4,485

YEAR ENDED DECEMBER 31, 1993:
- ----------------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                             180            82          62 (A)            200

ACCUMULATED AMORTIZATION EXPENSE
DEDUCTED FROM LEASEHOLD
ACQUISITION COSTS                  4,071           207           -              4,375

YEAR ENDED DECEMBER 31, 1992:
- -----------------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                             104           135          59 (A)            180

ACCUMULATED AMORTIZATION EXPENSE
DEDUCTED FROM LEASEHOLD
ACQUISITION COSTS                  3,865           206           -              4,071


(A)   WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS