Form 10-Q
period 1995-03-31
ELSINORE CORP
filed 1995-05-15
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from to


   Commission file Number    1-7831



                    ELSINORE CORPORATION

   (Exact Name of Registrant as Specified in its Charter)


            Nevada                                        88 0117544

   (State or Other Jurisdiction                        (IRS Employer
    of Incorporation or Organization)               Identification No.)


             202 FREMONT STREET, LAS VEGAS, NEVADA          89101

             (Address of Principal Executive Offices)      (Zip Code)


   Registrant's Telephone Number (Including Area Code): 702/385-4011


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                       YES X          NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

       Common                  May 5, 1995                  15,635,218

            ELSINORE CORPORATION AND SUBSIDIARIES
                         FORM 10-Q
            FOR THE QUARTER ENDED MARCH 31, 1995



                           INDEX


   PART I.  FINANCIAL INFORMATION:                                 PAGE

        Item 1.     Consolidated Financial Statements:

                    Balance Sheets at March 31, 1995 and
                    December 31, 1994                                 3

                    Statements of Operations for the Three
                    Months Ended March 31, 1995 and 1994              4

                    Statements of Cash Flows for the Three
                    Months Ended March 31, 1995 and 1994              5

                    Notes to Financial Statements                     6


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                       10


   PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                13

        Item 5.     Other Information                                13

        Item 6.     Exhibits and Reports of Form 8-K                 13


   SIGNATURES                                                        14

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

              Elsinore Corporation and Subsidiaries
                   Consolidated Balance Sheets
               March 31, 1995 and December 31, 1994
                      (Dollars in Thousands)

                              ASSETS
                                                    March 31,     December 31,
                                                      1995             1994

 Current Assets:                                    (UNAUDITED)
   Cash and cash equivalents                          $  6,893       $  3,407
   Accounts receivables, less allowance for
     doubtful accounts of $187 and $214,
     respectively                                          466            742
   Notes receivable and advances from Native
     American Tribes, current portion                    2,250           -
   Inventories                                             262            396
   Prepaid expenses                                      1,709          1,659
       Total current assets                             11,580          6,204

Cash and cash equivalents - restricted                    -             3,685
Notes and other loans receivable from Native
  American Tribes, excluding current portion            20,431         16,952
Casino development costs                                   241          1,250
Investment in Fremont Street Experience                  3,000          3,000
Property and equipment, net                             27,622         28,341
Leasehold acquisition costs, net of accumulated
  amortization of $4,536 and $4,485,
  respectively                                           2,302          2,354
Deferred charges and other assets                        6,103          5,529

                                                      $ 71,279       $ 67,315

      Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                    $  1,993       $  2,088
  Prior period income taxes and related interest         5,053          5,870
  Accrued expenses                                       9,716          6,442
  Current portion of long-term debt                      3,473          2,309
       Total current liabilities                        20,235         16,709

Long-term debt, excluding current portion
  and unaccreted discount                               52,909         52,081
Deferred income taxes                                      189            189
       Total liabilities                                73,333         68,979

Shareholders' deficit:
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,635,218 and 13,135,214
    shares, respectively                                    16             13
  Additional paid in capital                            65,085         61,346
  Accumulated deficit                                  (67,155)       (63,023)
       Total shareholders' deficit                     ( 2,054)        (1,664)
Commitments and contingencies (note 4)
                                                      $ 71,279       $ 67,315
 See notes to consolidated financial statements.
                               -3-
              ELSINORE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Month Periods Ended March 31, 1995 and 1994
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)


                                           1995              1994
Revenues:
 Casino                               $    10,758        $    11,622
 Hotel                                      2,442              2,258
 Food and beverage                          3,259              3,184
 Interest and other                           694                394
 Promotional allowances                    (1,892)            (2,061)


                                           15,261             15,397
Costs and Expenses:
 Casino                                     3,632              4,093
 Hotel                                      2,363              2,378
 Food and beverage                          2,916              2,542
 Taxes and licenses                         1,820              1,792
 Selling, general and administrative        2,889              2,632
 Rent                                         966                820
 Casino development costs                   1,037               -
 Depreciation and amortization              1,019                922
 Interest, prior period tax obligation        458                 90
 Interest                                   2,293              2,168
                                           19,393             17,437
     Loss before income taxes              (4,132)            (2,040)

 Income taxes                                -                  -
     Net loss                         $    (4,132)       $    (2,040)



Loss per common and equivalent share  $     (0.28)       $     (0.17)



Weighted average number of common
  and equivalent shares outstanding    14,801,884         12,062,164

See notes consolidated financial statements.

              ELSINORE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Three Month Periods Ended March 31, 1995 and 1994
                      (Dollars in Thousands)
                           (UNAUDITED)

                                                 1995             1994
Cash flows from operating activities:
  Net loss                                     $ (4,132)         $ (2,040)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                 1,019               922
    Accretion of discount on long-term debt         308               259
    Casino development costs                      1,037              -
    Change in assets and liabilities:
      Accounts receivable                           276               140
      Inventories                                   134               (17)
      Prepaid expenses                              (50)               54
      Deferred charges and other assets            (734)               83
      Accounts payable                              (95)             (635)
      Prior period taxes and related interest      (817)               90
      Accrued expenses                            3,274            (1,137)
        Total adjustments                         4,354              (241)
          Cash provided by (used in)
            operating activities                    220            (2,281)

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                              (5,729)             (697)
  Investment in Fremont Street Experience          -               (1,122)
  Capital expenditures                              (54)           (2,313)
          Cash used in investing activities      (5,783)           (4,132)

Cash flows from financing activities:
  Issuance of 7.5% convertible notes, due 1996    1,706             -
  Direct costs of convertible notes issuance        (62)            -
  Principal repayments of long-term debt            (22)              (50)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions                                   4,020             -
  Other direct costs of common stock issuance      (278)            -
          Cash provided by (used in)
            financing activities                  5,364               (50)

Decrease in cash and cash equivalents              (199)           (6,463)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $3,685 and $25,716 at December 31, 1994
  and 1993, respectively)                         7,092            30,830

Cash and cash equivalents at end of period
  (Including restricted amounts of $0 and
  $20,542 at March 31, 1995 and 1994,
  respectively)                                $  6,893          $ 24,367


See notes to consolidated financial statements.

           ELSINORE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1995 AND 1994
                       --UNAUDITED--


   1.     Summary of Significant Accounting Policies:

   The condensed consolidated financial statements include the accounts of Elsinore Corporation (the "Company") and its wholly owned subsidiaries, namely Four Queens, Inc. ("Four Queens"), Four Queens Experience Corporation, Elsub Management Corporation, Pinnacle Gaming Corporation and Olympia Gaming Corporation. The consolidated condensed financial statements also include the accounts of an approximate 85% interest in a limited partnership, Palm Springs East Limited Partnership. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.

   Certain items in the March 31, 1994 financial statements have been reclassified for comparability with the March 31, 1995 presentation.

   2.     Long-Term Debt:

   On March 31, 1995, the Company completed the private placement of $1,706,250 of the Company's 7.5% Convertible Subordinated Notes due December 31, 1996 (convertible notes). The convertible notes, convertible into the Company's common stock at $1.125 per share subject to certain antidilution provisions, are payable in equal quarterly installments commencing March 31, 1996. Interest is also payable quarterly, commencing December 31, 1995.


   3.     Common Stock Offering:

   On January 25, 1995, the Company completed a public offering of 2,500,000 shares of the Company's common stock for $1.75 per share. Net proceeds to the Company after payment of underwriting discounts and commissions and other direct costs of the offering was approximately $3,742,000.

   4.     Commitments and Contingencies:

   Palm Springs, California Casino Project. On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, (collectively the "Company") filed a complaint against the 29 Palms Band of Mission Indians (the "Tribe") in the United States District Court for the Central District of California. The complaint sought injunctive and declaratory relief based upon the Tribe's breach of the Spotlight 29 management contract. Plaintiffs alleged that the Tribe breached the contract when it installed "pull-tab" video gaming machines at the casino managed by the Company without the Company's consent and without any involvement whatsoever by the Company in the operation of the machines. The complaint alleged that these actions violated the terms of the contract which gives the Company the exclusive right to manage and operate the casino and violated the contract's non-compete provisions. The complaint stated that the Company did not, and could not, consent to the installation and operation of the machines at the casino because the State of California has expressed a legal position that, because such machines are Class III gaming devices under the IGRA, their operation on Native American reservations in California was illegal. Moreover, because the Company is subject to regulation by Nevada gaming authorities which require that the Company's conduct conform to the laws of the State of California and the IGRA, the Company's consent to the installation or involvement in the operation of the gaming devices at the Spotlight 29 Casino could subject it to disciplinary action by the Nevada gaming authorities. Consequently, the Company filed the complaint to obtain a judicial declaration as to whether "pull-tab" video gaming devices are legal on tribal lands in California and, unless they are declared legal, to enjoin the operation of such devices at the Spotlight 29 Casino.

   On April 2, 1995, the Company was requested by the Tribe to provide additional working capital advances to the Spotlight 29 Casino. The Company demanded that as a condition of satisfying the Tribe's request for additional operating capital, the Tribe execute promissory notes for all working capital advances and loans to date and also for the additional sums requested, waive its sovereign immunity relative to enforcement of such promissory notes and resume negotiation of the terms of an agreement terminating the relationship between the Company and the Tribe. On April 13, 1995, the Tribe refused to comply with these demands. On April 14, 1995, the Company ceased the funding of working capital to the Spotlight 29 Casino in view of the alleged breach of the management contract and loan agreement by the Tribe.

   On April 17, 1995, the Company's employees, assigned to the Spotlight 29 Casino, were ordered from and physically escorted off the premises of the Spotlight 29 Casino. The Company does not have any employees or representatives at the Spotlight 29 Casino and the Tribe has de facto discharged the Company as manager of the Spotlight 29 Casino.

   On April 19, 1995, the Company issued a demand letter to the Tribe declaring a complete breach of the management contract and loan agreement as well as claiming damages exceeding $12.5 million. On April 20, 1995, the Company withdrew as moot the motion for a preliminary injunction scheduled for hearing on April 24, 1995, and dismissed without prejudice the Federal Court action. If the Company is unable to obtain a negotiated resolution of the dispute with the Tribe, the Company intends to pursue civil litigation for the referenced damages in the appropriate judicial forum.

   In light of the Company's disassociation with the operations of the Spotlight 29 Casino, management determined to write off, during the three month period ended March 31, 1995, the unamortized balance of casino development costs incurred for the project of $1,037,000.

   Because of the uncertainty regarding both the future operational success of the Spotlight 29 Casino and the Tribe's ability to respond to monetary damages, management is unable to predict, at this time, the ultimate outcome of the dispute.

   Legal Proceedings. See above for a discussion regarding the Company's dispute with the 29 Palms Band of Mission Indians.

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

   At March 31, 1995, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. While the amounts claimed in some instances are substantial and ultimate liability with respect to such claims cannot be determined, management is of the opinion that the resolution of all pending matters will not have a material adverse effect upon the Company's financial statements taken as a whole.



   5.     Financial Condition, Liquidity and Going Concern

   Losses from Existing Operations

   Four Queens Hotel and Casino. In 1994, the results of operations of the Four Queens Hotel and Casino were adversely effected by, among other things, increased competition due to the opening of three large casino/hotels on the Las Vegas Strip in late 1993 and, to a lesser extent, the refurbishment program at the Four Queens. During the three month period ended March 31, 1995, the results of operations have continued to be negatively effected, principally due to the traffic disruption caused by the construction of the Fremont Street Experience attraction and related infrastructure improvements. The Company anticipates the Four Queens operating results will not improve until the fourth quarter of 1995, when the major contruction activities related to the Fremont Street Experience are complete.

   Spotlight 29 Casino. During the period from the January 14, 1995 opening of Spotlight 29 Casino through the cessation of the Company's involvement with those operations on April 17, 1995 (see note 4), the casino incurred substantial operating losses. These losses, principally resulting from the negative impact of two competing tribal casinos significant expansion of their illegal Class III gaming operations, necessitated the Company to provide working capital advances through March 31, 1995 of approximately $1.1 million. As previously discussed in note 4, the Company intends to pursue a negotiated settlement to recover the aggregate $12.5 million loaned to the Tribe plus accrued interest thereon, or failing that settlement, to pursue legal action to effect recovery of such amounts.

   7 Cedars Casino. During the period from its opening on February 3, 1995 through March 31, 1995, the 7 Cedars Casino anticipated and incurred a cumulative net loss. Although the Company anticipates gaming revenues at the casino will increase in the second and third quarters of 1995 as a result of a greater influx of tourists to the Olympic Peninsula during the late spring and summer months, there is no assurance 7 Cedars Casino will generate increased gaming revenues or will become profitable.

   Liquidity

   The Company's liquidity in 1994 and during the three months ended March 31, 1995 was significantly affected by its substantial debt service obligations and will be further affected during the remainder of 1995 by such obligations and by some or all of the following items:

   IRS Installment Agreement: The Company is obligated to pay the IRS $550,000 per month through December 1995, at which time the IRS Assessment will be fully discharged. The Company has paid the IRS $2,100,000 as of May 2, 1995.

   7 Cedars Casino Operating Shortfalls: The Company is required under the 7 Cedars management contract to fund any working capital shortfalls. While the Company expects gaming revenues to increase in the late spring and summer of 1995, there can be no assurances such working capital funding will not be required.

   Obligations Assumed from Temple: In consideration for certain amendments to the Nashville Nevada LLC operating contract beneficial to Elsinore, the Company has agreed to advance up to approximately $169,000 of Temple's payment obligations relating to its development of the Mojave Valley Resort. In addition, the Company has agreed to loan Temple up to $150,000 to fund Temple's share of certain pre-construction costs at Nashville Nevada, which loans will be repaid in the event the requisite financing for the project is obtained.

   Nashville Nevada Project Expense: As a condition to its participation in the Nashville Nevada project, Mojave Gaming will be required to make a capital contribution of $10,000,000 to the venture developing Nashville Nevada on or before September 30, 1995. There is no assurance the Company will be able to obtain the necessary financing for such contribution on commercially acceptable terms, or at all.

   WARN Act Litigation: The trial in the liability phase in this matter concluded August 11, 1993. Although no decision has yet been rendered, a decision may be issued at any time.

   For the remainder of 1995, unless the Company's available cash and funds generated from operations significantly increases, the Company is able to extend its debt service and/or delay capital expenditure requirements, or a sufficient portion of the outstanding loans to the 29 Palms Band of Mission Indians is received, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (i) a material adverse judgment is rendered against the Company in the pending WARN Act litigation; (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns; or (iv) the Company is unable to obtain from its noteholders the requisite waivers or consent in connection with the Company's termination of the Spotlight 29 Casino management contract or its other anticipated debt covenant noncompliance.
   Without additional financing, the Company believes that it is unlikely it will be able to maintain a level of operating cash flow necessary to satisfy all of its financial obligations for the remainder of 1995. To meet these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes and the Mortgage Notes, or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants of the indenture relating to the First Mortgage Notes and of the purchase agreement relating to the Mortgage Notes restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore may be required to reduce or delay planned capital expenditures, curtail or eliminate investment and expansion plans, sell assets or seek protection under bankruptcy laws.

           ELSINORE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



   Item 2:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations

   This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.


   FINANCIAL CONDITION

              Liquidity and Capital Resources

   Working Capital

   The Company's working capital deficit at March 31, 1995 decreased to $8,655,000 from $10,505,000 at December 31, 1994. Cash and cash equivalents, including restricted amounts of $3,685,000 at December 31, 1994 decreased $199,000 during the three months ended March 31, 1995. Major uses of cash during the period included capital costs incurred and/or loans made to the respective tribes aggregating $5,729,000 in conjunction with completion and opening of the Spotlight 29 Casino and 7 Cedars Casino projects.

   On January 25, 1995, the Company raised approximately $4,020,000 net of underwriting discounts and commissions, but before deducting other direct offering costs in consideration for the issuance of 2,500,000 shares of Common Stock. The net proceeds have been used for debt service and other working capital purposes as of the date of this report.

   On March 31, 1995, the Company sold, through a private placement to six purchasers, an aggregate of $1,706,250 principal amount of its 7.5% Convertible Subordinated Notes. The net proceeds have been used for debt service and other working capital purposes as of the date of this report.

   Liquidity

   Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino and management fees and loan principal and interest payments from the 7 Cedars Casino in Washington State. The substantial decrease in gaming revenues, operating results and cash flows experienced by the Four Queens in 1994 continued through the three month period ended March 31, 1995 principally resulting from traffic disruption caused by construction of the Fremont Street Experience attraction and related downtown infrustructure improvements.

   Now while during the period from its opening on February 3, 1995 through March 31, 1995, 7 Cedars Casino incurred a cumulative net loss, the operation was marginally profitable in the month of March 1995. Although the Company anticipates gaming revenues will increase in the late spring and summer of 1995 as the greater influx of tourists to the Olympia Peninsula adds to its local population customer base, there is no assurance that 7 Cedars Casino will generate increased gaming revenues or will become profitable.

   Now, in addition to the impact of impaired results of operations, the Company's liquidity in 1994 was sufficiently affected by its substantial debt service obligations and for the remainder of 1995 will be further affected by such obligations and by some or all of the following items:

   IRS Installment Agreement: The Company has a remaining obligation to pay the IRS $550,000 per month through December 1995, at which time the IRS Assessment will be fully discharged. The Company has paid the IRS $2,100,000 as of May 2, 1995.

   Native American Casino Operating Shortfalls: See notes to Consolidated Financial Statements.

   Obligations Assumed from Temple: In consideration for certain amendments to the Nashville Nevada LLC operating contract beneficial to Elsinore, the Company has agreed to advance up to approximately $169,000 of Temple's payment obligations relating to its development of the Mojave Valley Resort. In addition, the Company has agreed to loan Temple up to $150,000 to fund Temple's share of certain pre-construction costs for Nashville Nevada, which loans will be repaid in the event the requisite financing for the project is obtained.

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

   For the remainder of 1995, unless the Company's available cash and funds generated from operations significantly increases or the Company is able to extend its debt service and/or delay capital expenditure requirements or a significant portion of the outstanding loans to the 29 Palms Band of Mission Indians is received, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (i) a material adverse judgment is rendered against the Company in the pending WARN Act litigation; (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns; or (iv) the Company is unable to obtain from its noteholders the requisite waivers of default in connection with the Company's anticipated termination of the Spotlight 29 Casino Management Contract or its anticipated noncompliance with other debt covenants in 1995 (see below). Without additional financing, the Company believes that it is unlikely it will be able to maintain a level or operating cash flow necessary to satisfy all of its financial obligations in 1995. To met these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes, Mortgage Notes and Convertible Notes or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants under the Company's debt facilities restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore would be required to sell assets or seek protection under bankruptcy laws.

   Probable Failure to Comply With Debt Covenants

   Coverage Ratio. The indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes each requires the Company, commencing June 30, 1995, and as of the last day of each subsequent fiscal quarter, to maintain a Consolidated Fixed Charges Coverage Ratio ("Coverage Ratio") of at least 1.5 to 1, and to furnish the noteholders with an officer's certificate within fifty days after the end of each such quarter setting forth the calculations of this ratio and stating that the Company is in compliance with the covenant. As of the date hereof, the Coverage Ratio of the Company is approximately .55 to 1. Based on the Company's results of operations and its projections for the second quarter of 1995, the Company will not achieve a Coverage Ratio of 1.5 to 1 by June 30, 1995. The Company's failure to cure such debt covenant noncompliance (following thirty days notice to cure from the noteholders), if not waived by such noteholders, would result in a default under the applicable note facility entitling the noteholders to accelerate the debt. While the Company intends to seek appropriate waivers or consents in the event of such noncompliance or default, there is not assurance such waivers or consents would be obtained.

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

   Termination of Spotlight 29 Casino Management Contract. Under the Indenture governing the First Mortgage Notes and the purchase agreement governing the Mortgage Notes, the loss by the Company of the legal right to operate Spotlight 29 Casino, and such loss continuing for more than 90 consecutive days, would constitute an Event of Default, entitling the noteholders to immediately accelerate the applicable debt. Under both debt facilities, the holders of a majority of outstanding notes may consent to the waiver of an Event of Default. In connection with the Company's efforts to terminate the Spotlight 29 Casino Management Contract and sever its relationship with the 29 Palms Band of Mission Indians, the Company intends to solicit consents from the requisite number of noteholders to the waiver of any event of default that would occur as a result of the contract termination. There can be no assurance such waivers would be obtained.

           ELSINORE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

   Three months ended March 31, 1995 and 1994

   Revenues

   Total revenues, net of promotional allowances, decreased $136,000 (0.9%). However, Casino revenues, decreased $864,000 (7.4%), primarily due to the combined effects of visits by downtown guests and patrons to recently opened properties on the Las Vegas Strip and disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements. Promotional allowances, which are subtracted from gross revenues, decreased $169,000 (8.2%) for the same reasons.

   The decrease in Casino revenues, from the comparable prior period, consisted of a $618,000 (13.3%) decrease in table game revenue and a $246,000 (3.5%) decrease in slot revenue. Both the decreases in table games and slot revenue resulted from decreases in volumes of play. Win percentages improved slightly for both slots and table games during the 1995 quarter.

   In contrast to the decrease in Casino revenues, Hotel revenue increased $184,000 (8.1%) in 1995 primarily because of increased room occupancy. (The Four Queens refurbishment program reduced available room nights by about 7,800 during the 1994 quarter).

   Food and beverage revenues increased by $75,000 (2.4%) primarily due to an increase in hotel guests and related number of meals served that was offset to some degree by the value pricing of meals. Interest and other income increased $300,000 primarily because of interest earned on notes receivable and advances arising from Native American casino development.

   Costs and Expenses

   Total costs and expenses, excluding interest, depreciation and casino development costs decreased $329,000 (2.3%). Casino costs and expenses decreased $461,000 (11.3%) primarily as a result of the combined effects of management's decision to eliminate in April 1994, a fee-based player program, run by a third party, that was no longer deemed profitable and reduced casino payroll expenses ($278,000) that was offset to some extent by increased expenses of the Reel Winners Club. Hotel expenses were comparable with the 1994 quarter.

   Food and beverage expenses increased $374,000 (14.7%). Food cost of goods sold increased $215,000 (24.8%) and food payroll costs increased $129,000 (13.8%), primarily because of service to increased food patrons related to the combined effects of the use of two loss leaders (prime rib and shrimp cocktail) in an effort to attract additional casino customers and operations of the two new specialty restaurants in 1995, which did not open until the second quarter of 1994. Other food expenses were up slightly, while beverage expenses were slightly less during 1995.

   Taxes and licenses were slightly higher in 1995 with higher payroll taxes partially offset by lower gaming taxes. Selling, general and administrative expenses increased $257,000 (9.8%) from 1994 primarily due to payroll costs of added corporate administrative and development company level staff.

   Casino development costs of $1,037,000, which were to be amortized over the initial 60 months of the management contract, have been charged to expense during the quarter ending March 31, 1995, because of the Company's efforts to disengage from the Spotlight 29 Casino Management Contract, primarily because of the tribe's operation of Class III devices at Spotlight 29 Casino.

   Rent expenses increased $146,000 (17.8%) primarily because of an increase in gaming equipment leased under operating leases.

   Depreciation and amortization increased $97,000 (10.5%) primarily because of amortization of debt issue costs related to long-term debt and to a lesser extent because of increased depreciation as a result of capital expenditures.

   Interest on prior period tax obligations increased $368,000 primarily because of accruals at higher effective rates during the quarter. Interest expense, excluding interest on prior period income taxes, increased $178,000 primarily because of interest on the $3,000,000 face amount of 20% mortgage notes issued in October 1994.

            ELSINORE CORPORATION AND SUBSIDIARIES

                     OTHER INFORMATION


   PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings:

                    Disclosed in Note 4 of the Condensed Consolidated Financial Statements in Part 1 and is incorporated by reference herein.

        Item 5.     Other Information:

                    Described in Notes 4 and 5 of the Condensed
            Consolidated Financial Statements in Part 1 and is incorporated by reference herein.

        Item 6.     Exhibits and Reports of Form 8-K:

                    (b) Form 8-K dated February 28, 1995.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                               ELSINORE CORPORATION
                                                   (Registrant)




                                         By:   /s/ Thomas E. Martin
                                             THOMAS E. MARTIN, President
                                             and Chief Executive Officer



                                         By:   /s/ Gary R. Acord
                                            GARY R. ACORD, Sr. Vice
                                            President and Chief Financial
                                            Officer





   Dated:         May 12, 1995