Form 10-Q
period 1995-06-30
ELSINORE CORP
filed 1995-08-15
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

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

                       YES X          NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

       Common               August 10, 1995                  15,635,218

           ELSINORE CORPORATION AND SUBSIDIARIES
                              FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1995



                           INDEX


   PART I.  FINANCIAL INFORMATION:                                 PAGE

        Item 1.     Consolidated Financial Statements:

                    Balance Sheets at June 30, 1995 and
                      December 31, 1994                               3

                    Statements of Operations for the Three
                      Months Ended June 30, 1995 and 1994             4

                    Statements of Operations for the Six
                      Months Ended June 30, 1995 and 1994             5

                    Statements of Cash Flows for the Six
                      Months Ended June 30, 1995 and 1994             6

                    Notes to Financial Statements                     7


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                       13


   PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                18

        Item 5.     Other Information                                18

        Item 6.     Exhibits and Reports of Form 8-K                 18


   SIGNATURES                                                        19

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

              Elsinore Corporation and Subsidiaries
                   Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994
                      (Dollars in Thousands)


                                                     June 30,     December 31,
                                                       1995             1994
                              Assets
 Current Assets:                                    (UNAUDITED)
   Cash and cash equivalents                          $  1,550       $  3,407
   Accounts receivable, less allowance for
     doubtful accounts of $204 and $214,
     respectively                                          672            742
   Notes and other loans receivable from Native
     American Tribes, current portion                    2,250           -
   Inventories                                             242            396
   Prepaid expenses                                      1,813          1,659
       Total current assets                              6,527          6,204

Cash and cash equivalents - restricted                    -             3,685
Notes and other loans receivable from Native
  American Tribes, net of current portion               20,894         16,952
Casino development costs                                   241          1,250
Investment in Fremont Street Experience                  3,117          3,000
Property and equipment, net                             26,836         28,341
Leasehold acquisition costs, net of accumulated
  amortization of $4,588 and $4,485,
  respectively                                           2,251          2,354
Deferred charges and other assets                        5,962          5,529

                                                      $ 65,828       $ 67,315

              Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                    $  4,732       $  2,088
  Prior period income taxes and related interest         3,871          5,870
  Accrued expenses                                       5,525          6,442
  Current portion of long-term debt                         47          2,309
       Total current liabilities                        14,175         16,709

Long-term debt, net of current portion
  and unaccreted discount                               56,663         52,081
Deferred income taxes                                      189            189
       Total liabilities                                71,027         68,979

Shareholders' deficit:
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,635,218 and 13,135,214
    shares, respectively                                    16             13
  Additional paid in capital                            65,085         61,346
  Accumulated deficit                                  (70,300)       (63,023)
       Total shareholders' deficit                     ( 5,199)        (1,664)
Commitments and contingencies (note 4).
                                                      $ 65,828       $ 67,315

See accompanying notes to consolidated financial statements.


              Elsinore Corporation and Subsidiaries
              Consolidated Statements of Operations
         Three Month Periods Ended June 30, 1995 and 1994
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)


                                           1995              1994
Revenues:
 Casino                               $     9,799        $    11,819
 Hotel                                      2,331              2,318
 Food and beverage                          3,003              3,119
 Interest and other                           551                321
 Promotional allowances                    (1,652)            (1,795)

                                           14,032             15,782

Costs and Expenses:
 Casino                                     3,293              3,532
 Hotel                                      2,388              2,540
 Food and beverage                          2,666              2,800
 Taxes and licenses                         1,549              1,691
 Selling, general and administrative        2,774              3,274
 Rent                                         977                839
 Depreciation and amortization              1,019                935
 Interest, prior period tax obligation        194                114
 Interest                                   2,317              2,170

                                           17,177             17,895

     Loss before income taxes              (3,145)            (2,113)

 Income taxes                                -                  -

     Net loss                         $    (3,145)       $    (2,113)



 Loss per common and equivalent share $     (0.20)       $     (0.18)


Weighted average number of common
  and equivalent shares outstanding    15,635,218         12,066,648


   See accompanying notes to consolidated financial statements.



















              Elsinore Corporation and Subsidiaries
              Consolidated Statements of Operations
          Six Month Periods Ended June 30, 1995 and 1994
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)



                                           1995              1994
Revenues:
 Casino                               $    20,557        $    23,441
 Hotel                                      4,773              4,576
 Food and beverage                          6,262              6,303
 Interest and other                         1,245                715
 Promotional allowances                    (3,544)            (3,856)

                                           29,293             31,179

Costs and Expenses:
 Casino                                     6,925              7,625
 Hotel                                      4,751              4,918
 Food and beverage                          5,582              5,342
 Taxes and licenses                         3,369              3,483
 Selling, general and administrative        5,663              5,906
 Rent                                       1,943              1,659
 Casino development costs                   1,037               -
 Depreciation and amortization              2,038              1,857
 Interest, prior period tax obligation        652                204
 Interest                                   4,610              4,338

                                           36,570             35,332

     Loss before income taxes              (7,277)            (4,153)

 Income taxes                                -                  -

     Net loss                         $    (7,277)       $    (4,153)



 Loss per common and equivalent share $     (0.48)       $     (0.34)



Weighted average number of common
  and equivalent shares outstanding    15,220,853         12,064,418


   See accompanying notes to consolidated financial statements.

              Elsinore Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
          Six Month Periods Ended June 30, 1995 and 1994
                      (Dollars in Thousands)
                           (UNAUDITED)

                                                 1995             1994
Cash flows from operating activities:
  Net loss                                     $ (7,277)         $ (4,153)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                 2,038             1,857
    Accretion of discount on long-term debt         649               552
    Write-off of casino development costs         1,037              -
    Change in assets and liabilities:
      Accounts receivable                            70               167
      Inventories                                   154               (30)
      Prepaid expenses                             (154)             (169)
      Deferred charges and other assets            (789)              149
      Accounts payable                            2,644              (314)
      Prior period taxes and related interest    (1,999)              217
      Accrued expenses                             (917)              668
        Total adjustments                         2,733             3,097
          Cash provided by (used in)
            operating activities                 (4,544)           (1,056)

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                              (6,192)           (2,725)
  Investment in Fremont Street Experience          (117)           (1,122)
  Capital expenditures                              (40)           (3,427)
          Cash used in investing activities      (6,349)           (7,274)

Cash flows from financing activities:
  Issuance of 7.5% convertible notes, due 1996    1,706             -
  Direct costs of convertible notes issuance        (62)            -
  Principal repayments of long-term debt            (35)             (102)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions                                   4,020                 8
  Other direct costs of common stock issuance      (278)            -
  Debt issuance costs                              -                 (503)
          Cash provided by (used in)
            financing activities                  5,351              (597)

Decrease in cash and cash equivalents            (5,542)           (8,927)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $3,685 and $25,716 at December 31, 1994
  and 1993, respectively)                         7,092            30,830

Cash and cash equivalents at end of period
  (Including restricted amounts of $0 and
  $17,321 at June 30, 1995 and 1994,
  respectively)                                 $ 1,550          $ 21,903


   See accompanying notes to consolidated financial statements.

           ELSINORE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1995 AND 1994
                              --UNAUDITED--


   1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The condensed consolidated financial statements include the accounts of Elsinore Corporation (the "Company") and its wholly owned subsidiaries, namely Four Queens, Inc. ("Four Queens"), Four Queens Experience Corporation, Elsub Management Corporation, Pinnacle Gaming Corporation and Olympia Gaming Corporation. The consolidated condensed financial statements also include the accounts of Palm Springs East limited Partnership, in which the Company has a 90% ownership interest. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

   Certain items in the June 30, 1994 financial statements have been reclassified for comparability with the June 30, 1995 presentation.

   2.     LONG-TERM DEBT:

   On March 31, 1995, the Company completed the private placement of $1,706,250 of the Company's 7.5% Convertible Subordinated Notes due December 31, 1996 (convertible notes). The convertible notes, convertible into the Company's common stock at $1.125 per share subject to certain antidilution provisions, are payable in two equal quarterly installments commencing September 30, 1996. Interest is also payable quarterly, commencing December 31, 1995.

   On June 30, 1995, the Company obtained from its noteholders waivers of certain noncompliance with the Company's covenants under the debt facilities governing its 12.5% First Mortgage Notes due 2000 ("First Notes") and its 20% Mortgage Notes due 1996 ("Mortgage Notes"). The debt covenant noncompliance would have arisen from the Company's inability to achieve by June 30, 1995, and thereafter maintain a positive Consolidated Net Worth and a Consolidated Fixed Charges Coverage Ratio of 1.5 to 1, and from the Company's dispute regarding management of the Spotlight 29 Casino in Palm Springs, California.

   Effective June 30, 1995, the Company amended certain terms and provisions of the Indenture governing the First Notes and the Note and Stock Purchase Agreement governing the Mortgage Notes. The amendments
   (I) eliminated through the fiscal year 1997 the requirement that the Company maintain a Consolidated Fixed Charges Coverage Ratio and reduced the size of such ratio the Company will be required to maintain from fiscal year 1998 through the maturity date of each series of notes, (ii) imposed a new debt covenant requiring the Company to have Consolidated EBITDA of at least $5 million for the six month period ending June 30, 1996 and at least $7.5 million for the nine month period ending September 30, 1996, and (iii) deleted from


                ELSINORE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1995 AND 1994
                           --UNAUDITED--

   the default provisions any references to the Palm Springs Casino. In addition, the amendment to the Mortgage Notes eliminated the mandatory quarterly redemptions of principal commencing on June 30, 1995, and extended the Mortgage Notes maturity date from March 31, 1996 until March 31, 2000. Pursuant to the Mortgage Note amendment, the mortgage notes may be put by the holders thereof on a semi-annual basis commencing March 31, 1996, but may not be called by the Company prior to maturity.

   As additional consideration given by the Company to the noteholders for the waivers and amendments described above, the Company obtained on June 30, 1995, from each holder of its 7.5% Convertible Subordinated Notes due December 31, 1996 ("Convertible Notes") a Waiver of Compliance and Agreement to Amend Promissory Note ("Convertible Notes Waiver"). Pursuant to the Convertible Notes Waiver, the Company's mandatory redemptions of principal due on each of March 31, 1996 and June 30, 1996 were eliminated and the amount of its mandatory redemptions of principal due on each of September 30, 1996 and December 31, 1996 was proportionately increased.

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

               ELSINORE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1995 AND 1994
                           --UNAUDITED--

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

   On April 19, 1995, the Company issued a demand letter to the Tribe declaring a complete breach of the management contract and loan agreement as well as claiming damages exceeding $12.5 million. On April 20, 1995, the Company withdrew as moot the motion for a preliminary injunction scheduled for hearing on April 24, 1995, and dismissed without prejudice the Federal Court action. By letter dated May 16, 1995, the Tribe delivered to the Company a "Notice to Terminate Management Agreement". The notice asserted material breaches of the contract and requested payment of approximately $1.5 million to cover working capital shortfalls by June 16, 1995 or the Tribe would terminate the management agreement. In the opinion of management, the contract had previously been breached by the Tribe which excused all performance by the Company.

   If the Company is unable to obtain a negotiated resolution of the dispute with the Tribe, the Company intends to pursue civil litigation for the referenced damages in the appropriate judicial forum.

   In light of the Company's disassociation with the operations of the Spotlight 29 Casino, management determined to write off, during the three month period ended March 31, 1995, the unamortized balance of casino development costs incurred for the project of $1,037,000 and ceased the accrual of interest on all loans and working capital advances. Because of the uncertainty regarding both the future operational success of the Spotlight 29 Casino and the Tribe's ability to respond to monetary damages, management is unable to predict, at this time, the ultimate outcome of the dispute.

   LEGAL PROCEEDINGS. See above for a discussion regarding the Company's dispute with the 29 Palms Band of Mission Indians.

   The Company is a defendant in two consolidated lawsuits pending in the Federal Court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act ("WARN Act") and

               ELSINORE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1995 AND 1994
                          --UNAUDITED--

   breach of contract. The Company has vigorously defended the action on, among other grounds, the basis that the Company is not responsible for claims against affiliates and even if the WARN Act does apply as a matter of law to a regulatory-forced closing, such closing, as a matter of fact, was due to unforeseeable business circumstances and accordingly, the notice given was as timely as practicable. The trial concluded August 11, 1993.

   On June 30, 1995, the Court issued an Order For Verdict Upon Liability Issues ("Order") which concluded that the Company had no liability under the WARN Act claim but was liable in the consolidated case involving breach of contract. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court which could be forthcoming at any time. Until such Findings of Fact are entered the Company is not able to make a determination concerning the extent of its ultimate exposure or whether an appeal of the decision is appropriate.

   At June 30, 1995, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. While the amounts claimed in some instances are substantial and ultimate liability with respect to such claims cannot be determined, management is of the opinion that the resolution of all pending matters will not have a material adverse effect upon the Company's financial statements taken as a whole.

   5.     FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN:

   LOSSES FROM EXISTING OPERATIONS

   FOUR QUEENS HOTEL AND CASINO. During the six month period ended June 30, 1994, the results of operations of the Four Queens Hotel and Casino were adversely effected by, among other things, increased competition due to the opening of three large casino/hotels on the Las Vegas Strip in late 1993 and, to a lesser extent, the refurbishment program at the Four Queens. During the six month period ended June 30, 1995, the results of operations have continued to be negatively effected, primarily due to the traffic disruption caused by the construction of the Fremont Street Experience attraction and related infrastructure improvements.

   The Company anticipates the Four Queens operating results will not improve until the fourth quarter of 1995, when the major construction activities related to the Fremont Street Experience are complete.

   SPOTLIGHT 29 CASINO. During the period from the January 14, 1995 opening of Spotlight 29 Casino through the cessation of the Company's involvement with those operations on April 17, 1995 (see note 4), the casino incurred substantial operating losses. These losses, principally resulting from the negative impact of two competing tribal casinos' significant expansion of their illegal Class III gaming operations, necessitated the Company to provide working capital advances through April 14, 1995 of approximately $1.2 million. As previously discussed in note 4, the Company intends to pursue a negotiated settlement to recover the aggregate $12.5 million loaned to the Tribe plus accrued interest thereon, or failing that settlement, to pursue legal action to effect recovery of such amounts.


           ELSINORE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1995 AND 1994
                       --UNAUDITED--

   7 CEDARS CASINO. During the period from its opening on February 3, 1995 through June 30, 1995, the 7 Cedars Casino anticipated and incurred a cumulative net loss and an attendant decrease in working capital. Although the Company anticipated that gaming revenues at the casino would increase in the late spring and summer of 1995 as a result of increased tourist visitation to the Olympic Peninsula, gaming revenues, in fact, decreased during the months of May and June 1995 versus April 1995. Management believes the decreases are the result of reduced local population visitation resulting from competing outdoor activities, the opening of a competing Native American Casino in May 1995 and certain road and bridge improvement projects that have disrupted visitation patterns to the casino and lower than expected visitation by tourists. In June 1995, the Company implemented certain cash containment measures to bring the casino's cost structure more in line with customer volume. There is no assurance that 7 Cedars Casino will generate increased gaming revenues or have the capacity to reduce costs to become profitable.

   Pursuant to its management agreement regarding the 7 Cedars Casino, the Company is obligated to fund a reserve for "working capital" in the amount of $500,000 for the 7 Cedars Casino. If the present negative operating trend continues, the Company will be called upon to provide additional working capital to the casino during the remainder of 1995. The term "Working Capital" is not defined in the management agreement. The Company believes the parties did not intend to apply a working capital definition based on generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the management agreement and which, in practice, has never been followed. If such a definition were applied, the Company would be required to significantly, increase its working capital advances to the 7 Cedars Casino. The Company is seeking to clairfy this matter with the Tribe.

   LIQUIDITY

   The Company's liquidity in 1994 and during the six month period ended June 30, 1995 was significantly affected by its substantial debt service obligations and will be further affected during the remainder of 1995 by such obligations and by some or all of the following items:

   IRS INSTALLMENT AGREEMENT: Pursuant to an installment payment agreement dated May 31, 1995, the Company is obligated to pay the IRS $275,000 per month through December 1995 and then $550,000 per month from January 1996 until the IRS Assessment is fully discharged, in April 1996. The Company has paid the IRS $2,700,000 as of July 28, 1995, of which $2,650,000 was paid during 1995.

   7 CEDARS CASINO OPERATING SHORTFALLS: See discussion above under Losses From Existing Operations: 7 Cedars Casino.

   OBLIGATIONS ASSUMED FROM TEMPLE: In consideration for certain amendments to the Nashville Nevada LLC operating contract beneficial to Elsinore, the Company has agreed to advance up to approximately $169,000 of Temple's payment obligations relating to its development of the Mojave Valley Resort. In addition, the Company has agreed to




              ELSINORE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1995 AND 1994
                         --UNAUDITED--


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

   WARN ACT LITIGATION: The trial in the liability phase in this matter concluded August 11, 1993. On June 30, 1995, the Court issued an Order For Verdict Upon Liability Issues ("Order") which concluded that the Company had no liability under the WARN Act claim but was liable in the consolidated case involving breach of contract. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court which could be forthcoming at any time. Until such Findings of Fact are entered the Company is not able to make a determination concerning the extent of its exposure or whether an appeal of the decision is appropriate.

   For the remainder of 1995, unless the Company's available cash and funds generated from operations significantly increases, the Company is able to extend its debt service requirements, or a sufficient portion of the outstanding loans to the 29 Palms Band of Mission Indians is received, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (I) a material adverse judgment is rendered against the Company in the pending WARN Act litigation (See preceding discussion of Warn Act Litigation); or
   (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns. Without additional financing, the Company believes that it is unlikely it will be able to maintain a level of operating cash flow necessary to satisfy all of its financial obligations for the remainder of 1995. To meet these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes and the Mortgage Notes, or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants of the indenture relating to the First Mortgage Notes and of the purchase agreement relating to the Mortgage Notes restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore may be required to sell assets or seek protection under bankruptcy laws.







               ELSINORE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



   AMERICAN STOCK EXCHANGE FINANCIAL GUIDELINES:
   The Company does not currently fully satisfy the financial condition and operating results guidelines for continued listing on the the American Stock Exchange and there can be no assurance that the listing will be continued.

   Item 2:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations

   This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.


                              FINANCIAL CONDITION

   LIQUIDITY AND CAPITAL RESOURCES

   WORKING CAPITAL

   The Company's working capital deficit at June 30, 1995 decreased to $7,648,000 from $10,505,000 at December 31, 1994. Cash and cash equivalents, including restricted amounts of $3,685,000 at December 31, 1994 decreased $5,542,000 during the six months ended June 30, 1995. Major uses of cash during the period included payments of $2,650,000 applied to prior period income taxes and related interest and loans aggregating $6,192,000 advanced to tribes in conjunction with completion and opening of the Spotlight 29 Casino and the 7 Cedars Casino projects.

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

   LIQUIDITY

   Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino and management fees and loan principal and interest payments from the 7 Cedars Casino in Washington State. The substantial decrease in gaming revenues, operating results and cash flows experienced by the Four Queens in 1994 continued through the six month period ended June 30, 1995 principally resulting from traffic disruption caused by construction of the Fremont Street Experience attraction and related downtown infrastructure improvements.




                ELSINORE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

   During the period from its opening on February 3, 1995 through June 30, 1995, 7 Cedars Casino incurred a cumulative net loss and an attendant decrease in working capital. Although the Company anticipated that gaming revenues would increase in the late spring and summer of 1995 as a result of increased tourist visitation to the Olympia Peninsula, gaming revenues, in fact, decreased during the months of May and June 1995 versus April 1995. Management believes the decreases are the result of reduced local population visitation resulting from competing outdoor activities, the opening of a competing Native American Casino in May 1995 and certain road and bridge improvement projects that have disrupted visitation patterns to the casino and lower than expected visitation by tourists. In June 1995, the Company implemented certain cash containment measures to bring the casino's cost structure more in line with customer volume. There is no assurance that 7 Cedars Casino will generate increased gaming revenues or have the capacity to reduce costs to become profitable.

   In addition to the impact of impaired results of operations, the Company's liquidity during the six month period ended June 30, 1995 was sufficiently affected by its substantial debt service obligations and for the remainder of 1995 will be further affected by such obligations and by some or all of the following items:

   IRS INSTALLMENT AGREEMENT: The Company is obligated to pay the IRS $275,000 per month through December 1995 and then $550,000 per month from January 1996 until the IRS Assessment is fully discharged, during April 1996. The Company has paid the IRS $2,700,000 through July 28, 1995, of which $2,650,000 was paid during 1995.

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

   WARN ACT LITIGATION: The trial in the liability phase in this matter concluded August 11, 1993. On June 30, 1995, the Court issued an Order For Verdict Upon Liability Issues ("Order") which concluded that the Company had no liability under the WARN Act claim but was liable in the consolidated case involving breach of contract. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court which could be forthcoming at any time.




                  ELSINORE CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


   Until such Findings of Fact are entered the Company is not able to make a determination concerning the extent of its exposure or whether an appeal of the decision is appropriate.

   For the remainder of 1995, unless the Company's available cash and funds generated from operations significantly increases, the Company is able to extend its debt service requirements, or a sufficient portion of the outstanding loans to the 29 Palms Band of Mission Indians is received, the Company will need to obtain additional working capital in order to satisfy its payment obligations during the year. Moreover, the need for additional capital may be further increased in the event that (I) a material adverse judgment is rendered against the Company in the pending WARN Act litigation (See preceding discussion of Warn Act Litigation); or
   (ii) there is any significant decline in the Company's results of operations; (iii) the development and opening of the Fremont Street Experience is materially delayed or is subject to material cost overruns. Without additional financing, the Company believes that it is unlikely it will be able to maintain a level of operating cash flow necessary to satisfy all of its financial obligations for the remainder of 1995. To meet these obligations, the Company anticipates it will have to raise additional working capital, refinance or extend repayment of its outstanding debt, obtain from the noteholders additional waivers of default or covenant noncompliance under the First Mortgage Notes and the Mortgage Notes, or a combination of the foregoing. There is no assurance that any of these alternatives could be effected on satisfactory terms. In particular, certain covenants of the indenture relating to the First Mortgage Notes and of the purchase agreement relating to the Mortgage Notes restrict the ability of the Company and its subsidiaries to incur additional indebtedness or to secure such indebtedness and may impair the Company's ability to obtain additional debt financing. If these alternatives prove to be unavailable, Elsinore may be required to, sell assets or seek protection under bankruptcy laws.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1995 AND 1994

   REVENUES
   Total revenues, net of promotional allowances, decreased $1,750,000 (11.1%). However, casino revenues, decreased $2,020,000 (17.1), primarily due to disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements and lower than expected hold percentages in table games. Promotional allowances, which are subtracted from gross revenues, decreased $143.000 (8.0%) for the same reasons.

   The decrease in casino revenues, from the comparable prior period, consisted of a $1,415,000 (34.4%) decrease in table game revenues and a $605,000 (7.8%) decrease in slot revenues. The decrease in table games revenues is about equally attributable to unfavorable volume and win variances, especially Craps, while the decrease in slot revenues is almost entirely due to decreased volumes of play.




                ELSINORE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

   Hotel revenues for the 1995 period were slightly higher than 1994. Food and beverage revenues decreased by $116,000 (3.7%) reflecting the lower volume of customer traffic in the casino during the 1995 quarter. Interest and other income increased $230,000 primarily because of interest earned on notes receivable and advances arising from the 7 Cedars Casino project.

   COSTS AND EXPENSES

   Total costs and expenses, excluding interest, depreciation and casino development costs decreased $1,029,000 (7.0%). Casino costs and expenses decreased $239,000 (6.8%) primarily as a result of the combined effects of reduced casino payroll expenses resulting from cost containment programs and the decrease in casino volume. Hotel expenses decreased 152,000 (6.0%) due to reduced payroll and other operating expenses.

   Food and beverage expenses decreased $134,000 (4.8%) in line with decreased food and beverage revenues.

   Taxes and licenses decreased $142,000 (8.4%) primarily due to lower gaming taxes as a result of lower gaming revenues. Selling, general and administrative expenses decreased $500,000 (15.3%) from 1994 primarily due to reductions of payroll costs, outside services and other expenses of the administrative and development departments.

   Rent expenses increased $138,000 (16.4%) primarily because of an increase in gaming equipment leased under operating leases.

   Depreciation and amortization increased $84,000 (9.0%) primarily because of amortization of debt issue costs related to long-term debt and to a lesser extent because of increased depreciation as a result of capital expenditures.

   Interest on prior period tax obligations increased $80,000 primarily because of accruals at higher effective rates during the quarter. Interest expense, excluding interest on prior period income taxes, increased $147,000 primarily because of interest on the $3,000,000 face amount 20% mortgage notes issued in October 1994.

   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

   REVENUES

   Total revenues, net of promotional allowances, decreased $1,886,000 (6.0%). However, casino revenues, decreased $2,884,000 (12.3%), primarily due to the disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements and lower than expected hold percentages in table games. Promotional allowances, which are subtracted from gross revenues, decreased $312,000 (8.1%) for the same reasons.

   The decrease in casino revenues, from the comparable prior period, consisted of a $2,033,000 (23.2%) decrease in table game revenues and a $851,000 (5.8%) decrease in slot revenues. The decreases in





               ELSINORE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

   table games revenues resulted from decreases in both volumes of play and win percentages. The decrease in slot revenues resulted primarily from decreases in volumes of play.

   In contrast to the decrease in casino revenues, hotel revenues increased $197,000 (4.3%) in 1995 primarily because of increased room occupancy. (The Four Queens refurbishment program reduced available room nights by about 7,800 during the 1994 March quarter).

   Food and beverage revenues decreased by $41,000 (0.7%) primarily due to a decrease in beverage revenues which was mostly offset by increased food revenues. Interest and other income increased $530,000 primarily because of interest earned on notes receivable and advances arising from Native American casino development.

   COSTS AND EXPENSES

   Total costs and expenses, excluding interest, depreciation and casino development costs decreased $700, 000 (2.4%). Casino costs and expenses decreased $700,000 (9.2%) primarily as a result of reduced casino payroll expenses resulting from cost containment programs and the decrease in casino volume. Hotel expenses decreased 167,000 (3.4%).

   Food and beverage expenses increased $240,000 (4.5%). Food cost of goods sold increased $131,000 (6.8%) and food payroll costs increased $167,000 (8.9%), primarily because of the combined effects of the use of two loss leaders (prime rib and shrimp cocktail) in an effort to attract additional casino customers and the operations of the two new specialty restaurants, which did not open until the second quarter of 1994. Beverage expenses were slightly less during 1995.

   Taxes and licenses increased 114,000 (3.3%) in 1995 with higher payroll taxes partially offset by lower gaming taxes expenses.
   Selling, general and administrative expenses decreased $243,000 (4.1%) from 1994 primarily as a result of reduced payroll expenses resulting from cost containment programs.

   Casino development costs of $1,037,000 (which were to be amortized over the initial 60 months of the management contract), were charged to expense during the quarter ending March 31, 1995, because of the Company's disengagement from management of the Spotlight 29 Casino operation, described more fully elsewhere herein.

   Rent expenses increased $284,000 (17.1%) primarily because of an increase in gaming equipment leased under operating leases.

   Depreciation and amortization increased $181,000 (9.7%) primarily because of amortization of debt issue costs related to long-term debt and to a lesser extent because of increased depreciation as a result of capital expenditures.

   Interest on prior period tax obligations increased $448,000 primarily because of accruals at higher effective rates during the quarter. Interest expense, excluding interest on prior period income taxes, increased $272,000 primarily because of interest on the $3,000,000 face amount, 20% mortgage notes, issued in October 1994.

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

        Item 6.     Exhibits and Reports of Form 8-K:

               (a) Letter From Court and "Order For Verdict
                   Upon Liability Issues" relating to
                   WARN Act litigation.

               (b) Form 8-K dated July 7, 1995.

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





   Dated:         August 14, 1995