Form 10-Q
period 1995-09-30
ELSINORE CORP
filed 1995-11-16
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

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

                       YES  X            NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

       Common                October 30, 1995               15,891,793



             ELSINORE CORPORATION AND SUBSIDIARIES
                         FORM 10-Q
            FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                           INDEX


   PART I.  FINANCIAL INFORMATION:                                 PAGE

        Item 1.     Consolidated Financial Statements:

                    Balance Sheets at September 30, 1995 and
                      December 31, 1994                               3

                    Statements of Operations for the Three-
                      Month Periods Ended September 30, 1995 and
                      1994                                            4

                    Statements of Operations for the Nine-
                      Month Periods Ended September 30, 1995 and
                      1994                                            5

                    Statements of Cash Flows for the Nine-
                      Month Periods Ended September 30, 1995 and
                      1994                                            6

                    Notes to Consolidated Financial Statements        7


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                       12


   PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                17

        Item 5.     Other Information                                17

        Item 6.     Exhibits and Reports on Form 8-K                 17


   SIGNATURES                                                        18



















PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

              Elsinore Corporation and Subsidiaries
                   Consolidated Balance Sheets
             September 30, 1995 and December 31, 1994
                      (Dollars in Thousands)

                                                  September 30,   December 31,
                                                       1995             1994
                                            (UNAUDITED)
                              Assets
 Current Assets:
   Cash and cash equivalents                          $  2,266       $  3,407
   Accounts receivable, less allowance for
     doubtful accounts of $221 and $214,
     respectively                                        1,028            742
   Inventories                                             206            396
   Prepaid expenses                                      1,286          1,659
       Total current assets                              4,786          6,204

Cash and cash equivalents - restricted                    -             3,685
Notes and other loans receivable from Native
  American Tribes                                       19,340         16,952
Casino development costs                                  -             1,250
Investment in Fremont Street Experience                  3,450          3,000
Property and equipment, net                             26,173         28,341
Leasehold acquisition costs, net of accumulated
  amortization of $4,640 and $4,485,
  respectively                                           2,199          2,354
Deferred charges and other assets                        4,262          5,529

                                                      $ 60,210       $ 67,315

              Liabilities and Shareholders' Deficit
Current liabilities:
  Current portion of long-term debt                         47          2,309
  Prior period income taxes and related interest         3,586          5,870
  Accounts payable                                    $  5,504       $  2,088
  Accrued interest                              3,899          2,063
  Accrued expenses                                       4,140          4,379
       Total current liabilities                        17,176         16,709

Long-term debt, net of current portion
  and unaccreted discount                               56,741         52,081
Deferred income taxes                                      189            189
       Total liabilities                                74,106         68,979

Shareholders' deficit:
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 and 13,135,214
    shares, respectively                                    16             13
  Additional paid-in capital                            65,309         61,346
  Accumulated deficit                                  (79,221)       (63,023)
       Total shareholders' deficit                     (13,896)        (1,664)
Commitments and contingencies (note 7).
                                                      $ 60,210       $ 67,315
   See accompanying notes to consolidated financial statements.


               Elsinore Corporation and Subsidiaries
               Consolidated Statements of Operations
         Three-Month Periods Ended September 30, 1995 and 1994
            (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)


                                           1995              1994
Revenues:
 Casino                               $     9,689        $    11,374
 Hotel                                      2,183              2,287
 Food and beverage                          2,709              3,205
 Interest and other                           627                413
 Promotional allowances                    (1,452)            (1,834)

                                           13,756             15,445

Costs and Expenses:
 Casino                                     3,164              3,604
 Hotel                                      2,470              2,578
 Food and beverage                          2,554              2,976
 Taxes and licenses                         1,649              1,822
 Selling, general and administrative        2,792              2,790
 Write-down of loan receivable from
  Native American Tribe (note 3)          4,258            -
 Casino development costs (note 3)        1,049            -
 Rent                                       1,082                823
 Depreciation and amortization                995                995
 Interest                                   2,400              2,292
 Interest, prior period income tax
  obligation                                  264                491

                                           22,677             18,371

     Loss before income taxes              (8,921)            (2,926)

 Income taxes                                -                  -

     Net loss                         $    (8,921)       $    (2,926)



 Loss per common and equivalent share $     (0.56)       $     (0.24)


Weighted average number of common
  and equivalent shares outstanding    15,877,849         12,079,164


   See accompanying notes to consolidated financial statements.











              Elsinore Corporation and Subsidiaries
              Consolidated Statements of Operations
        Nine-Month Periods Ended September 30, 1995 and 1994
           (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)



                                           1995               1994
Revenues:
 Casino                               $    30,246        $    34,815
 Hotel                                      6,956              6,863
 Food and beverage                          8,971              9,508
 Interest and other                         1,872              1,128
 Promotional allowances                    (4,996)            (5,690)

                                           43,049             46,624

Costs and Expenses:
 Casino                                    10,089             11,229
 Hotel                                      7,221              7,496
 Food and beverage                          8,136              8,318
 Taxes and licenses                         5,018              5,305
 Selling, general and administrative        8,455              8,696
 Rent                                       3,025              2,482
 Write-down of loan receivable from
  Native American Tribe (note 3)          4,258            -
 Casino development costs (note 3)          2,086               -
 Depreciation and amortization              3,033              2,852
 Interest                                   7,010              6,630
 Interest, prior period income tax
  obligation                                  916                695

                                           59,247             53,703

     Loss before income taxes             (16,198)            (7,079)

 Income taxes                                -                  -

     Net loss                         $   (16,198)       $    (7,079)



 Loss per common and equivalent share $     (1.05)       $     (0.59)



Weighted average number of common
  and equivalent shares outstanding    15,383,988         12,069,387


   See accompanying notes to consolidated financial statements.

              Elsinore Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
         Nine-Month Periods Ended September 30, 1995 and 1994
                      (Dollars in Thousands)
                           (UNAUDITED)
                                                  1995              1994
Cash flows from operating activities:
  Net loss                                     $(16,198)         $ (7,079)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization              3,033             2,852
    Accretion of discount on long-term debt       1,021               854
    Write-off of loans receivable from Native
     American Tribes                           4,258           -
    Write-off of casino development costs         2,086              -
    Change in assets and liabilities:
      Accounts receivable                          (286)               42
      Inventories                                   190               (33)
      Prepaid expenses                              373               (50)
      Deferred charges and other assets            (207)               97
      Accounts payable                            3,416               193
      Payment of prior period income taxes
       and related interest                      (3,200)              -
      Accrual of interest on prior period
       income taxes                                 916              695
      Accrued interest                         1,836          2,168
      Accrued expenses                             (239)              592
        Total adjustments                        13,197             7,410
          Cash provided by (used in)
            operating activities                 (3001 )              331

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                              (6,646)           (7,520)
  Investment in Fremont Street Experience          (350)           (1,122)
  Capital expenditures                              (40)           (4,223)
          Cash used in investing activities      (7,036)          (12,865)

Cash flows from financing activities:
  Issuance of 7.5% convertible notes, due 1996    1,706             -
  Direct costs of convertible notes issuance        (62)            -
  Principal repayments of long-term debt            (35)             (152)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions                                   4,020                 8
  Other direct costs of common stock issuance      (278)            -
  Debt issuance costs                              (140)             (585)
          Cash provided by (used in)
            financing activities                  5,211              (729)

Decrease in cash and cash equivalents            (4,826)          (13,263)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $3,685 and $25,716 at December 31, 1994
  and 1993, respectively)                         7,092            30,830

Cash and cash equivalents at end of period
  (Including restricted amounts of $0 and
  $13,726 at September 30, 1995 and 1994,
  respectively)                                 $ 2,266          $ 17,567


   See accompanying notes to consolidated financial statements.
            ELSINORE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1995 andn 1994
                        --UNAUDITED--


   1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The consolidated financial statements include the accounts of Elsinore Corporation (the "Company") and its wholly owned subsidiaries, namely Four Queens, Inc. ("Four Queens"), Four Queens Experience Corporation, Elsub Management Corporation, Pinnacle Gaming Corporation, Olympia Gaming Corporation and Mojave Gaming, Inc.
   The consolidated financial statements also include the accounts of Palm Springs East limited Partnership, in which the Company has a 90% general partership interest, and Nashville Nevada, LLC, in which the Company has a 70% membership interest. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

   Certain items in the September 30, 1994 financial statements have been reclassified for comparability with the September 30, 1995 presentation.

   2.     ELSINORE CORPORATION BANKRUPTCY FILING:

   On October 31, 1995, the Company and certain subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding. On November 10, 1995, Olympia Gaming Corporation filed the same Voluntary petition in the same court.

   In connection with the filing of the petition, the Company has been informed by the American Stock Exchange that trading has been halted indefinitely pending clarification of the outcome of the bankruptcy proceedings.

   3.     NATIVE AMERICAN CASINO OPERATIONS:

   SPOTLIGHT 29 CASINO. Since March 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation and Palm Springs East Limited Partnership, of which Elsub is the general partner (collectively the "Company"), and the Twenty-Nine Palms Band of Mission Indians (the"Tribe") have been involved in a dispute regarding, among other things, the terms of a management contract (the"Contract") under which the Company had the exclusive right to manage and operate the Spotlight 29 Casino, owned by the Tribe, located near Palm Springs, California (the"Casino").


            ELSINORE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEME
                 September 30, 1995 AND 199
                        --UNAUDITED--

   On April 17, 1995, the Company was ousted as manager of the Casino and on April 19, 1995, the Company issued a demand letter to the Tribe declaring a breach of the Contract and a related loan agreement under which the Company had lent approximately $12.5 million to the

   Tribe for construction of the Casino and for working capital contributions. The demand letter claimed damages in the full amount of the funds which had been advanced to the Tribe.

   On May 16, 1995, in response to the Company's demand, the Tribe delivered to the Company a "Notice to Terminate Management
   Agreement." The notice asserted material breaches of the Contract and requested payment of approximately $1.5 million by June 16, 1995 to cover working capital shortfalls or the Contract would be terminated.

   On October 31, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada).

   The Company has been involved in protracted negotiations with the Tribe for a settlement of the respective claims asserted by the parties since the events described above and believes that a resolution of the dispute is possible which could recover a substantial portion of the Company's investment over time. There can be no assurance that a settlement agreement can be reached with the Tribe or that the bankruptcy court will approve the final settlement. However, based upon the progress to date of the aforementioned negotiations, in September 1995 the Company wrote-down to $9,000,000 the aggregate amount advanced to the Tribe and accrued interest thereon.

   7 CEDARS CASINO. Elsinore Corporation, through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively the "Company"), has a Gaming Project Development and Management Agreement (the "Contract") to operate the 7 Cedars Casino which is located on the Olympic Peninsula in the state of Washington and is owned by the Jamestown S'Klallam Tribe. In addition, the Company lent $9 million to the Tribe for construction of the casino pursuant to the Contract.

   Under the terms of the Contract, the Company is obligated to establish a reserve fund for "working capital", which is not defined, in the amount of $500,000 for operation of the Casino. The Company believes the parties did not intend to apply a "working capital" definition based on generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the Casino has incurred a cumulative net loss and an attendant decrease in working capital which has been substantial.

   On November 1, 1995, the Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the Tribe as defined by the Contract in the
   aggregate amount of $100,000 and requested immediate payment.   In
   addition, the Tribe demanded that sufficient monies be paid to enable

            ELSINORE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEME
                 September 30, 1995 AND 199
                        --UNAUDITED--

   all current gaming project expenses to be paid and the working capital reserve to be maintained at the required funding level. The Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to their interpretation of the Contract. On November 13, 1995, the Company received a letter from the Tribe dated November 9, 1995 asserting that the Contract had been terminated as a result of the Company's failure to make the payments which had been demanded.

   On November 10, Olympia Gaming filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada. (Las Vegas, Nevada).

   Based upon the cumulative net loss incurred for 7 Cedars Casino, management determined to write-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000 in September 1995.

   MOJAVE VALLEY RESORT PROJECT. As a condition to its participation in the Mojave Valley Resort project, a joint venture between Mojave Gaming, Inc. ("Mojave Gaming"), a wholly owned subsidiary of Elsinore Corporation and Mojave Valley Resort Casino Company, an affiliate of Temple Development Company, to develop a master planned casino resort on land leased from the Fort Mojave Indian Tribe, Mojave Gaming was required to make a capital contribution to the venture by September 30, 1995. The contribution was not made and therefore, the contract terminated. Based upon the foregoing, management determined to write-off approximately $807,000, representing all capitalized costs incurred for the project, in September 1995.

   4.     PRIOR PERIOD INCOME TAXES AND RELATED INTEREST:
   Pursuant to an installment payment agreement dated May 31, 1995, the Company is obligated to pay the IRS $275,000 per month through December 1995 and then $550,000 per month from January 1996 until the IRS Assessment is fully discharged. The Company has paid the IRS $3,250,000 as of September 30, 1995.

   5.     LONG-TERM DEBT:
   On March 31, 1995, the Company completed the private placement of $1,706,250 of the Company's 7.5% Convertible Subordinated Notes due December 31, 1996 (convertible notes). The convertible notes are convertible into the Company's common stock at $1.125 per share subject to certain antidilution provisions.

   As additional consideration given by the Company to the convertible noteholders for certain waivers and amendments described below, the Company obtained on June 30, 1995, from each holder of the Convertible Notes, a Waiver of Compliance and Agreement to Amend Promissory Note("Convertible Notes Waiver"). Pursuant to the Convertible Notes Waiver, the Company's mandatory redemptions of principal due on each of March 31, 1996 and June 30, 1996 were eliminated and the amount of its mandatory redemptions of principal due on each of September 30,1996 and December 31, 1996 was

            ELSINORE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEME
                 September 30, 1995 AND 199
                        --UNAUDITED--

   proportionately increased. Interest is payable quarterly, commencing December 31, 1995.

   On September 6, 1995, the holders of Convertible Notes with a face amount of $281,250, effected the conversion of the notes and accrued interest thereon into 256,575 shares of the Company's common stock.

   On June 30, 1995, the Company obtained from its noteholders, waivers of certain noncompliance with the Company's covenants under the debt facilities governing its 12.5% First Mortgage Notes due 2000 ("First Notes") and its 20% Mortgage Notes due 1996 ("Mortgage Notes"). The debt covenant noncompliance would have arisen from the Company's inability to achieve by June 30, 1995, and thereafter maintain a positive Consolidated Net Worth and a Consolidated Fixed Charges Coverage Ratio of 1.5 to 1, and from the Company's dispute regarding management of the Spotlight 29 Casino near Palm Springs, California.

   Effective June 30, 1995, the Company amended certain terms and provisions of the Indenture governing the First Notes and the Note and Stock Purchase Agreement governing the Mortgage Notes. The amendments (I) eliminated through the fiscal year 1997 the requirement that the Company maintain a positive consolidated net worth and Consolidated Fixed Charges Coverage Ratio and reduced the size of such ratio the Company will be required to maintain from fiscal year 1998 through the maturity date of each series of notes, (ii) imposed a new debt covenant requiring the Company to have Consolidated EBITDA of at least $5 million for the six month period ending June 30, 1996 and at least $7.5 million for the nine month period ending September 30, 1996, and (iii) deleted from the default provisions any references to the Palm Springs Casino. In addition, the amendment to the Mortgage Notes eliminated the mandatory quarterly redemptions of principal commencing on June 30, 1995, and extended the Mortgage Notes maturity date from March 31, 1996 until March 31, 2000. Pursuant to the Mortgage Note amendment, the mortgage notes may be put by the holders thereof on a semi-annual basis commencing March 31, 1996, but may not be called by the Company prior to maturity.

   6.     COMMON STOCK OFFERING:

   On January 25, 1995, the Company completed a public offering of 2,500,000 shares of the Company's common stock for $1.75 per share. Net proceeds to the Company after payment of underwriting discounts and commissions and other direct costs of the offering was approximately $3,742,000.

   7.     COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS. Reference is made to the Legal Proceedings section of the Company's Form 10-K report for the year ended December 31, 1994.

   On October 31, 1995, the Company and certain subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the
   District of Nevada (Las Vegas, Nevada). The file number in the case is 95-24685-RCJ with Judge Robert C. Jones presiding.

            ELSINORE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEME
                 September 30, 1995 AND 199
                        --UNAUDITED--

   Thomas Hyland, a professional card counter and blackjack player, filed a complaint on August 23, 1995 in Federal District Court in Camden, New Jersey, No. 95CV2236 (JEI), against the Company and virtually every other casino company in the United States. The complaint alleges violations of the antitrust, consumer fraud and fair credit reporting laws by the defendants in illegally conspiring to prevent Mr. Hyland and other professional card counters from playing blackjack in their respective casinos. The complaint alleges that the defendants share information concerning card counters and then act in concert to implement an industry wide policy in banning them at the blackjack tables.

   Management believes that the claims are without merit and do not believe that the lawsuit will have a material adverse effect on the Company's financial statements.

   See note 3 for a discussion regarding the Company's disputes with the 29 Palms Band of Mission Indians and the Jamestown S'Klallam Tribe.

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

   On June 30, 1995, the Court issued an Order For Verdict Upon Liability Issues ("Order") which concluded that the Company had no liability under the WARN Act claim but was liable in the consolidated case involving breach of contract. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court which could be forthcoming at any time. Until such Findings of Fact and Conclusions of Law are entered the Company is not able to make a determination concerning the extent of its ultimate exposure or whether an appeal of the decision is appropriate.

   At September 30, 1995, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. While the amounts claimed in some instances are substantial and ultimate liability with respect to such claims cannot be determined, management is of the opinion that the resolution of all pending matters will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

   8.     FINANCIAL CONDITION AND LIQUIDITY:

   LOSSES FROM EXISTING OPERATIONS

   FOUR QUEENS HOTEL AND CASINO. During the nine-month period ended September 30, 1994, the results of operations of the Four Queens Hotel and Casino were adversely effected by, among other things,
            ELSINORE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEME
                 September 30, 1995 AND 199
                        --UNAUDITED--

   increased competition due to the opening of three large casino/hotels on the Las Vegas Strip in late 1993 and, to a lesser extent, the refurbishment program at the Four Queens. During the nine-month period ended September 30, 1995, the results of operations have continued to be negatively effected, primarily due to the traffic disruption caused by the construction of the Fremont Street Experience attraction and related infrastructure improvements.

   The Company anticipates the Four Queens operating results will not improve until after the opening of the Fremont Street Experience project at the end of November 1995.

   SPOTLIGHT 29 CASINO. During the period from the January 14, 1995 opening of Spotlight 29 Casino through the cessation of the Company's involvement with those operations on April 17, 1995, the casino incurred substantial operating losses. These losses, principally resulting from the negative impact of two competing tribal casinos' significant expansion of their illegal Class III gaming operations, necessitated the Company to provide working capital advances through April 14, 1995 of approximately $1.2 million (See Note 3 for discussion regarding the Company's settlement negotiations with the Tribe).

   7 CEDARS CASINO. During the period from its opening on February 3, 1995 through September 30, 1995, the 7 Cedars Casino incurred a significant cumulative net loss and an attendant decrease in working capital. Although the Company anticipated that gaming revenues at the casino would increase in the late spring and summer of 1995 as a result of increased tourist visitation to the Olympic Peninsula, gaming revenues, in fact, decreased during the summer months of 1995. Management believes the decrease is the result of reduced local population visitation resulting from competing outdoor activities, the opening of a competing Native American Casino in May 1995, certain road and bridge improvement projects that have disrupted visitation patterns to the casino and, finally, substantially lower than expected visitation by tourists. During the summer 1995, the Company implemented certain cash containment measures and commencing November 13, 1995, reduced the days of operation to Wednesday through Sunday to bring the casino's cost structure more in line with customer volume. There is no assurance that 7 Cedars Casino will generate increased gaming revenues or have the capacity to further reduce costs to become profitable (See Note 3 for discussion regarding the Company's obligation to fund working capital to 7 Cedars Casino).

   LIQUIDITY

   The Company's liquidity in 1994 and during the nine-month period ended September 30, 1995 was significantly affected by its substantial debt service obligations. For the remainder of 1995, the Company should experience less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filings and arising under certain





                  ELSINORE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   executory contracts entered into prior to the filing of the bankruptcy petition and the opening of the Fremont Street
   Experience. These events may be offset, however, by the normal, seasonal declines experienced during the latter part of the fourth quarter.

   Item 2:    Management's Discussion and Analysis of Financial

              Condition and Results of Operations

   This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                              FINANCIAL CONDITION

   LIQUIDITY AND CAPITAL RESOURCES

   WORKING CAPITAL

   The Company's working capital deficit at September 30, 1995 increased to $12,390,000 from $10,505,000 at December 31, 1994. Cash and cash equivalents, including restricted amounts of $3,685,000 at December 31, 1994 decreased $4,826,000 during the nine months ended September 30, 1995. Major uses of cash during the period included payments of $3,200,000 applied to prior period income taxes and related interest, and loans aggregating $6,646,000 advanced to Native American Tribes in conjunction with completion and opening of the Spotlight 29 and the 7 Cedars Casino projects.

   On January 25, 1995, the Company raised approximately $4,020,000 net of underwriting discounts and commissions, but before deducting other direct offering costs in consideration for the issuance of 2,500,000 shares of Common Stock. The net proceeds have been used for debt service and other working capital purposes.

   On March 31, 1995, the Company sold, through a private placement to six purchasers, an aggregate of $1,706,250 principal amount of its 7.5% Convertible Subordinated Notes. The net proceeds have been used for debt service and other working capital purposes.

   LIQUIDITY

   Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. The substantial decrease in gaming revenues, operating results and cash flows experienced by the Four Queens in 1994 continued through the nine-month period ended September 30, 1995, principally resulting from traffic disruption caused by construction of the Fremont Street Experience attraction and related downtown infrastructure improvements.

   During the period from its opening on February 3, 1995 through September 30, 1995, 7 Cedars Casino incurred a significant cumulative net loss and an attendant decrease in working capital. Although the Company anticipated that gaming revenues would increase in the late spring and summer of 1995 as a result of increased tourist visitation to the Olympia Peninsula, gaming revenues, in fact, decreased during the Summer months of 1995. Management believes the decrease is the
                 ELSINORE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   result of reduced local population visitation resulting from competing outdoor activities, the opening of a competing Native American Casino in May 1995, certain road and bridge improvement projects that have disrupted visitation patterns to the casino, and finally, substantially lower than expected visitation by tourists. During the summer of 1995, the Company implemented certain cash containment measures and commencing November 13, 1995, reduced the days of operation to Wednesday through Sunday to bring the casino's cost structure more in line with customer volume.

   There is no assurance that 7 Cedars Casino will generate increased gaming revenues or have the capacity to further reduce costs to become profitable (See Note 3 to Consolidated financial statements for discussion regarding the Company's obligation to fund working capital to the 7 Cedars Casino).

   In addition to the impact of impaired results of operations, the Company's liquidity during the nine-month period ended September 30, 1995 was significantly affected by its substantial debt service obligations.

   For the remainder of 1995, the Company should experience less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and the opening of the Fremont Street Experience. These events may be offset, however, by the normal, seasonal declines experienced during the latter part of the fourth quarter.

   RESULTS OF OPERATIONS

   THREE-MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

   REVENUES
   Total revenues, net of promotional allowances, decreased $1,690,000 (10.9%). Casino revenues, decreased $1,685,000 (14.8%), primarily due to disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements and lower than expected hold percentages in table games. Promotional allowances, which are subtracted from gross revenues, decreased $382,000 (20.8%) for the same reasons.

   The decrease in casino revenues, from the comparable prior period, consisted of a $917,000 (24.0%) decrease in table game revenues and a $768,000 (10.2%) decrease in slot revenues. The decrease in table games revenues is primarily attributable to unfavorable volume variances and to a lesser extent unfavorable win variances, except for Craps, while the decrease in slot revenues is entirely due to decreased volumes of play. Hotel revenues for the 1995 period decreased $104,000 (4.5%). Food and beverage revenues decreased by $496,000 (15.5%) reflecting the lower volume of customer traffic in the casino during the 1995 quarter. Interest and other income increased $214,000 primarily because of interest earned on notes receivable and advances arising from the 7 Cedars Casino project.



                 ELSINORE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   COSTS AND EXPENSES

   Total costs and expenses, excluding interest, depreciation and write-down of loans receivable from Native American Tribes and casino development costs decreased $882,000 (6.0%). Casino costs and expenses decreased $440,000 (12.2%) primarily as a result of the combined effects of reduced casino payroll expenses resulting from cost containment programs and the decrease in casino volume. Hotel expenses decreased 108,000 (4.2%) due to reduced payroll and other operating expenses.

   Food and beverage expenses decreased $422,000 (14.2%) in line with decreased food and beverage revenues.

   Taxes and licenses decreased $173,000 (9.5%) primarily due to lower gaming taxes as a result of lower gaming revenues. Selling, general and administrative expenses were comparable to the 1994 period.

   Rent expenses increased $259,000 (31.5%) primarily because of an increase in gaming equipment leased under operating leases.

   Depreciation and amortization were comparable to the 1994 period.

   Interest on prior period income tax obligations decreased $227,000 primarily because of repayments of a portion of the liability during 1995. Interest expense, excluding interest on prior period income taxes, increased $108,000 primarily because of interest on the $3,000,000 face amount 20% mortgage notes issued in October 1994 and the 7.5% Convertible Subordinated Notes issued in March 1995.

   During the three-month period ended September 30, 1995, the Company created a reserve of $4,258,000 for loans receivable from Native American Tribes and wrote-off $1,049,000 of casino development costs related to Native American Casino projects (for additional information, see Note 3 to consolidated financial statements.)

   NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

   REVENUES

   Total revenues, net of promotional allowances, decreased $3,575,000 (7.7%). Casino revenues, decreased $4,569,000 (13.1%), primarily due to the disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements and lower than expected hold percentages in table games. Promotional allowances, which are subtracted from gross revenues, decreased $694,000 (12.2%) for the same reasons.

   The decrease in casino revenues, from the comparable prior period, consisted of a $2,950,000 (27.5%) decrease in table game revenues and a $1,619,000 (7.3%) decrease in slot revenues. The decreases in table games revenues resulted from decreases in both volumes of play and win percentages. The decrease in slot revenues resulted principally from decreases in volumes of play.

   Hotel revenues increased slightly due to a small increase in average room rate which was partially offset by a small decrease in

                 ELSINORE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   occupancy. Food and Beverage revenues decreased $537,000 (5.6%) reflecting the lower volume of customer traffic during the period. Interest and other income increased $744,000 primarily because of interest earned on notes receivable arising from Native
   American Casino and loans projects.

   COSTS AND EXPENSES

   Total costs and expenses, excluding interest, depreciation and write-down of loans from Native American Tribes and casino development costs decreased 1,582,000 (3.6%). Casino costs and expenses decreased $1,140,000 (10.2%) primarily as a result of reduced casino payroll expenses resulting from cost containment programs and the decrease in casino volume. Hotel expenses decreased 167,000 (3.4%).

   Food and beverage expenses decreased $275,000 (3.7%) due to cost Containment programs.

   Taxes and licenses decreased 287,000 (5.4%) in 1995 with higher payroll taxes offset by lower gaming taxes expenses.
   Selling, general and administrative expenses decreased $241,000 (2.8%) from 1994 primarily as a result of reduced payroll expenses resulting from cost containment programs.

   Rent expenses increased $543,000 (21.9%) primarily because of an increase in gaming equipment leased under operating leases.

   Depreciation and amortization increased $181,000 (6.3%) primarily because of amortization of debt issue costs related to long-term debt and to a lesser extent because of increased depreciation as a result of capital expenditures.

   Interest on prior period income tax obligations increased $221,000 primarily because of accruals at higher effective rates during the period. Interest expense, excluding interest on prior period income taxes, increased $380,000 primarily because of interest on the $3,000,000 face amount 20% mortgage notes, issued in October 1994 and because of interest on the 7.5% Convertible Subordinated Notes issued in March of 1995.

   During the nine-month period ended September 30, 1995, the Company Created a reserve of $4,258,000 for loans receivable from Native American Tribes and wrote-off $2,086,000 of casino development costs related to Native American Casino projects (for additional information, see Note 3 to consolidated financial statements.)

           ELSINORE CORPORATION AND SUBSIDIARIES
                     OTHER INFORMATION


   PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings:

               Disclosed in Note 7 of the Consolidated Financial
               Statements in Part 1 and is incorporated by reference herein.

        Item 5.     Other Information:

               Described in Notes 7 of Consolidated Financial
               Statements in Part 1 and is incorporated by reference herein.

        Item 6.     Exhibits and Reports of Form 8-K:

               (a) Form 8-K dated November 7, 1995

               (b) Letter from Jamestown S'Klallam Tribe dated
               November 1, 1995

               (c) Letter from Jamestown S'Klallam Tribe dated
               November 9, 1995

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





   Dated: November 15, 1995