Form 10-K
period 1995-12-31
ELSINORE CORP
filed 1996-04-01
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                       Form 10-K

      X  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1995

         Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

             Commission File Number 1-7831


                  ELSINORE CORPORATION
     (Exact name of registrant as specified in its charter)

               NEVADA                              88-0117544
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)            Identification No.)

      202 FREMONT STREET, LAS VEGAS, NEVADA        89101
            (Address of principal executive offices)  (Zip Code)

                       (702) 385-4011
     (Registrant's telephone number, including area code)


     Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class   Name of Stock Exchange on Which Registered
          COMMON STOCK        AMERICAN STOCK EXCHANGE

     Securities Registered Pursuant to Section 12(g) of the Act:
                          NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES   X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 29, 1996 there were 15,891,793 shares of common stock issued and outstanding.



     Total number of sequentially numbered pages _______
     Exhibit Index begins at sequential page number ________



                   TABLE OF CONTENTS


     PART I                                                    Page

          Item 1.   Business
          Item 2.   Properties
          Item 3.   Legal Proceedings
          Item 4.   Submission of Matters to a
                         Vote of Security-Holders

     Part II

          Item 5.   Market for Registrant's Common Equity
                         and Related Shareholder Matters
          Item 6.   Selected Financial Data
          Item 7.   Management's Discussion and
                         Analysis of Financial Condition
                          and Results of Operations
          Item 8.   Financial Statements and
                         Supplementary Data
          Item 9.   Changes in and Disagreements
                         with Accountants
                          on Accounting and Financial Disclosure

     PART III

          Item 10.  Directors and Executive Officers
                         of the Registrant
          Item 11.  Executive Compensation
          Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management
          Item 13.  Certain Relationships and
                         Related Transactions

     PART IV

          Item 14.       Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K

          SIGNATURES
                         PART I



     ITEM 1.  BUSINESS


            SUMMARY AND RECENT DEVELOPMENTS

          Elsinore Corporation ("Elsinore" or the "Company") owns, operates and develops casinos and casino/hotels in the United States. The Company owns and operates its principal property, the Four Queens Hotel and Casino (the "Four Queens") in downtown Las Vegas, Nevada. The Company has also assisted in the development and management of two casinos on Native American land; the Spotlight 29 Casino, located near Palm Springs, California, which opened on January 14, 1995, and the 7 Cedars Casino, located on the Olympic Peninsula in Washington State, which opened February 3, 1995. In addition, the Company has also participated in a venture formed with an intention to develop up to five casino/hotels as part of the Mojave Valley Resort on the Colorado River six miles south of Laughlin, Nevada. Due to developments during 1995, however, the Company's primary business now is concentrated on the operation of the Four Queens.

          To assist in management's expansion strategy which began in 1993, the Company borrowed $60 million through the issuance of its 12.5% First Mortgage Notes due 2000 ("1993 First Mortgage Notes") in October 1993 and an additional $3 million through the issuance of its 20% Mortgage Notes due 1996 ("1994 Mortgage Notes") in October 1994. The net proceeds of these offerings were used to repay existing indebtedness and interest, refurbish major portions of the Four Queens, invest in a downtown redevelopment project, and develop and construct the two Native American gaming projects.

          In January 1995, the Company completed an underwritten public offering of 2.5 million shares of its common stock (the "Equity Offering"). At that time, the Company believed the net proceeds of the Equity Offering (approximately $4 million before deducting the Company's offering expenses), together with cash on hand and cash generated from operations, would be sufficient to satisfy the Company's working capital requirements through the first quarter of 1995. However, principally as a result of the unanticipated poor initial performance of the Spotlight 29 Casino following its opening, the Company was required to obtain additional financing through the sale of $1,706,250 aggregate principal amount of its 7.5% Convertible Subordinated Notes due December 31, 1996 (the "Convertible Notes"). The private placement of Convertible Notes was completed on March 31, 1995.

          Chapter 11 Proceedings. On October 31, 1995, Elsinore and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada) (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding. On November 10, 1995, Olympia Gaming Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition in the same Court. The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. The Company believes that no single factor led directly to the filing of the Elsinore related bankruptcy cases; but rather, the Company believes a combination of several factors led to the need to seek Chapter 11 relief.

          The reorganization process is expected to result in the cancellation and/or restructuring of substantial debt obligations of the Company. The Company anticipates that the reorganization process will not result in the elimination of the interests of its common stockholders; however, it is anticipated that the interest of the current common stockholders in the Company will be substantially reduced.

          Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Company had the exclusive right to file a plan of reorganization from October 31, 1995 through February 28, 1996. On February 28, 1996, Elsinore and its subsidiaries filed a plan of reorganization with the Bankruptcy Court. The Company has until at least April 28, 1996 to solicit acceptances of the plan. The plan of reorganization must be approved by the Bankruptcy
     Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan pursuant to Section 1129(b) of the Bankruptcy Code, assuming certain tests are satisfied. See "Item 1. Business--Chapter 11 Proceedings--Plan of Reorganization."

          There can be no assurance that the plan of reorganization submitted by the Company will be confirmed. There also can be no assurance that, with or without a plan of reorganization, the Company can generate sufficient cash to sustain operations. If at any time the Creditors Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move the Bankruptcy Court to compel liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise.

          The bankruptcy process has provided an opportunity for Elsinore to respond to changes in the industry and redirect its strategy to become more competitive. In addition, the bankruptcy process affords the Company an opportunity to eliminate or renegotiate certain pre-petition debt to a more manageable level resulting in greater financial flexibility.

          The Four Queens; The Fremont Street Experience. Based principally on results at the Four Queens, the Company's earnings before interest, income taxes, depreciation and amortization, (and before the provision for losses recognized on loans receivable from Native American Tribes, the write-off of casino development costs and expenses recognized as a result of the reorganization proceedings in 1995) dropped in 1995 to $1.4 million, from $3.8 million in 1994. Although occupancy rates at the Four Queens remained above 88% in 1995, gaming revenues declined approximately 13.6% from the prior year. The Company believes this decline is primarily due to disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements as well as the continued impact of themed mega-casinos on the Las Vegas Strip such as the MGM Grand, Luxor, and Treasure Island, each of which opened in the fourth quarter of 1993. The Company believes that customers of the downtown casino/hotels who would normally spend substantially all of their gaming and entertainment budget at downtown casinos are being drawn to and spent a portion of their budgets at these new Strip properties, resulting in a loss of revenue to downtown casinos.

          The Company, however, anticipates that the Four Queens and the other downtown casinos will benefit from the opening of the Fremont Street Experience. The Fremont Street Experience is a cooperative undertaking among the downtown casinos to create a feature attraction along Fremont Street in downtown Las Vegas.
     The Fremont Street Experience has transformed four blocks of Fremont Street into a covered pedestrian mall, connecting the Four Queens and nine other major entertainment venues that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms. The Fremont Street Experience features a 10-story celestial vault, sound effects and a high tech light show which add to the neon signs and marquees for which the downtown area is already famous. As part of the Fremont Street Experience, a new 1,500-space parking garage has been constructed. The Company believes that the Fremont Street Experience will become a major attraction in the Las Vegas area and will result in additional patronage in the downtown market.

          Based on the observation of downtown gaming revenue patterns in 1989-1991, the period during which two other themed mega-resort casinos, the Mirage and Excalibur, opened on the Las Vegas Strip, and on the opening of the Fremont Street Experience in December 1995, the Company believes that gaming revenues at the Four Queens and at downtown casinos generally will increase, driven principally by a greater number of gaming and hotel patrons in the downtown market. However, there is no assurance that patronage or gaming revenues at downtown casinos or the Four Queens will increase.

          Spotlight 29 Casino. Since March 1995, Elsinore, its wholly owned subsidiary, Elsub Management Corporation ("Elsub") and Palm Springs East Limited Partnership ("Palm Springs East"), of which Elsub is the general partner, and the Twenty-Nine Palms Band of Mission Indians (the "Twenty-Nine Palms Band") have been involved in a dispute regarding, among other things, the terms of a management contract (the "Spotlight 29 Contract") under which Palm Springs East had the exclusive right to manage and operate the Spotlight 29 Casino, owned by the Twenty-Nine Palms Band, located near Palm Springs, California.

          As a result of this dispute, on April 17, 1995, the Company was ousted as manager of the Spotlight 29 Casino and on April 19, 1995, the Company issued a demand letter to the Twenty-Nine Palms Band declaring a breach of the Spotlight 29 Contract and a related loan agreement under which Palm Springs East had lent approximately $12.5 million to the Twenty-Nine Palms Band for construction of the Spotlight 29 Casino and for working capital contributions. The demand letter claimed damages in the full amount of the funds which had been advanced to the Twenty-Nine Palms Band.

          On May 16, 1995, in response to the Company's demand, the Twenty-Nine Palms Band delivered to the Company "Notice to Terminate Management Agreement." The notice asserted material breaches of the Spotlight 29 Contract and requested payment of approximately $1.5 million by June 16, 1995 to cover working capital shortfalls or the Spotlight 29 Contract would be terminated.

          On October 31, 1995, Elsinore, Palm Springs East and Elsub filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Since that time, the Company has continued in its protracted negotiations, which began in the spring of 1995, with the Twenty-Nine Palms Band for a settlement of the respective claims asserted by the parties. Based upon the progress of those negotiations at the time, in September 1995 the Company wrote-down to $9,000,000 the aggregate amount advanced to the Band and accrued interest thereon. As of March 29, 1995, the Company believes that a settlement with the Twenty-Nine Palms Band is imminent. Under the proposed settlement, the Company would recover $9,000,000 plus interest at 10-12% over a period not to exceed seven years. Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29, the fact that there can be no assurance that a settlement agreement will ultimately be reached with the Twenty-Nine Palms Band, nor that the Bankruptcy Court and NIGC will approve such settlement, management determined to provide an allowance for loss in the amount of $9,000,000 against the aggregate receivable as of December 31, 1995. See "Item 1. Business -- Native American Gaming Projects -- Spotlight 29 Casino" for further detail.

          7 Cedars Casino. Elsinore, through its wholly-owned subsidiary, Olympia Gaming Corporation ("Olympia"), entered a Gaming Project Development and Management Agreement (the "7 Cedars Contract") to operate the 7 Cedars Casino located on the Olympic Peninsula in the state of Washington and owned by the Jamestown S'Klallam Tribe (the "S'Klallam Tribe"). In addition, the Company lent, in the aggregate, $9 million to the S'Klallam Tribe for construction of the casino pursuant to the 7 Cedars Contract.

          Under the terms of the 7 Cedars Contract, the Company is obligated to establish a reserve fund for "working capital," a term which is not defined in the 7 Cedars Contract, in the amount of $500,000 for operation of the 7 Cedars Casino. The Company believes the parties did not intend to apply a "working capital" definition based on generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the 7 Cedars Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the 7 Cedars Casino incurred a cumulative net loss and an attendant decrease in working capital which has been substantial.


          On November 1, 1995, the S'Klallam Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the S'Klallam Tribe as defined by the 7 Cedars Contract in the aggregate amount of $100,000 and requested immediate payment. In addition, the S'Klallam Tribe demanded that sufficient monies be paid to enable all current gaming project expenses to be paid and the working capital reserve to be maintained at the required funding level. The S'Klallam Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to their interpretation of the 7 Cedars Contract. On November 13, 1995 the Company received a letter from the S'Klallam Tribe dated November 9, 1995 asserting that the 7 Cedars Contract had been terminated as a result of the Company's failure to make the payments which had been demanded.

          On November 10, 1995, Olympia filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada).

          As a result of significantly lower than projected gaming revenues, 7 Cedars has incurred substantial operating losses since its opening. Based upon the cumulative net loss incurred for the 7 Cedars Casino and because the Company's $9 million loan to the S'Klallam Tribe is payable solely from the 7 Cedars earnings, management determined to write-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000 in September 1995 and in December 1995 provided an allowance for loss against the $9,000,000 outstanding balance of the project loan and accrued interest thereon.

          Mojave Valley Resort. As a condition to its participation in the Mojave Valley Resort project, a joint venture between Mojave Gaming, Inc. ("Mojave Gaming"), a wholly owned subsidiary of Elsinore, and Mojave Valley Resort Casino Company, an affiliate of Temple Development Company, to develop a master planned casino resort on land leased from the Fort Mojave Indian Tribe, Mojave Gaming was required to make a capital contribution to the venture by September 30, 1995. The contribution was not made and, therefore, the contract was terminated. Based on the foregoing, in September 1995, management determined to write-off approximately $807,000, representing all capitalized costs incurred for the project.

          Changes in Management. Effective April 1, 1995, Gary R. Acord joined the Company's management team as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Acord was managing partner of the Las Vegas office of KPMG Peat Marwick LLP, where he specialized in serving gaming industry clients both within and outside Nevada and led the firm's International Gaming Practice. Mr. Acord replaced James L. White in the CFO position. In addition, Richard A. LeVasseur, who has served as a Director and a Senior Vice President of the Company, left the Company effective April 1, 1995. The Company did not replace Mr. LeVasseur's officer or director positions. Also, Edward M. Fasulo, who has served as a Director and Senior Vice President of the Company, left the Company effective July 1, 1995. The Company did not replace Mr. Fasulo and, accordingly, the size of the Board of Directors was reduced from seven to five members to reflect their departures.

          During the first quarter of 1995, Frank L. Burrell, Jr. informed the Board of Directors that he did not wish to be a candidate for reelection as Chief Executive Officer at the Company's annual shareholders' meeting held on May 11, 1995. Mr. Burrell nominated Thomas E. Martin to succeed him as Chief Executive Officer effective May 11, 1995. Mr. Burrell has remained Chairman of the Board of the Company. Effective May 11, 1995, when Mr. Martin became Chief Executive Officer, Rodolfo E. Prieto assumed the role of Chief Operating Officer of the Company. Effective November 30, 1995, Mr. Prieto resigned his positions with the Company and his duties were assumed by Mr. Martin. Also, effective January 12, 1996, Ernest East, Vice President, General Counsel and Secretary, resigned his positions with the Company.

          Pursuant to a Stipulation between the Company and an unofficial committee representing a majority of the holders of the 1993 First Mortgage Notes (the "Bondholders Committee"), certain individuals within the Company's senior management, including Messrs. Burrell, Acord and Martin, may be replaced following confirmation of a plan of reorganization. However, the provisions of the Stipulation with regards to changes in the Company's management have not been approved by the Bankruptcy Court and are required to be so approved. If the Bankruptcy Court approves these provisions of the Stipulation, Messrs. Burrell, Martin and Acord will receive severance equal to one year's salary (payable over 6 to 12 months) following the termination of their employment with the Company. The Bankruptcy Court has indicated that these matters will be addressed at the Plan confirmation hearing, which has not yet been scheduled.

                 CHAPTER 11 PROCEEDINGS

     Initiation of Chapter 11 Proceedings.

          On October 31, 1995, Elsinore and certain of its subsidiaries (Four Queens, Inc., Four Queens Experience Corporation, Elsub Management Corporation, and Palm Springs East Limited Partnership) filed voluntary petitions in the United
     States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada) (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On November 10, 1995, Elsinore's subsidiary, Olympia Gaming Corporation, also filed a voluntary petition in the Bankruptcy Court seeking reorganization under Chapter 11. The Company is continuing to manage its business affairs as a debtor-in-possession under the supervision of the Bankruptcy Court. The
     Bankruptcy Court has entered orders providing the reorganization of Elsinore and its subsidiaries will be jointly administered.
     The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding.

          The Company believes that no single factor led directly to the filing of the Elsinore related bankruptcy cases; but rather, that a combination of several factors led to the need to seek Chapter 11 relief.

          In October 1994, the IRS delivered to Elsinore a final assessment relating to certain adjustments to taxable income taken by Elsinore for fiscal years ending January 31, 1980 through December 31, 1983. The Company was advised and believed that there would be no liability for taxes in these years above the $3.5 million payment which was deposited with the IRS in 1991. However, the IRS assessment called for Elsinore to pay approximately $5.7 million, in addition to $3.5 million deposited in 1991. A tax lien was recorded by the IRS in November 1994. In December of 1994, Elsinore and the IRS entered into an agreement whereby the assessment was to be paid in monthly installments over the course of a year. In the nine months prior to the filing of its bankruptcy petition, Elsinore paid approximately $3.5 million to the IRS. The Company believes that these payments contributed greatly to the liquidity problems faced by Elsinore prior to commencing its bankruptcy case.

          Second, as discussed more thoroughly below, Elsinore developed and managed the Spotlight 29 Casino, a Class II gaming facility operated on the tribal land owned by the Twenty-Nine Palms Band approximately twenty miles east of Palm Springs, California. In March of 1995, in order to compete with other casinos in the area, the Twenty-Nine Palms Band installed Class III electronic gaming machines at the Spotlight 29 Casino. In March of 1995, as well as today, there is no express state or federal authorization for the use of Class III gaming devices at the Spotlight 29 Casino. The installation of these Class III devices was brought to the attention of the Nevada Gaming Authorities and Elsinore was informed that the Nevada Gaming Authorities viewed the installation of the devices as a violation of California and Federal gaming law and expressed concerns regarding Elsinore's continued association with the Twenty-Nine Palms Band. See "Item 1. Business--Regulations--Proceedings Before Nevada Gaming Authorities." The Company attempted to persuade the Twenty-Nine Palms Band to discontinue use of the Class III devices at the Spotlight 29 Casino, but they refused.
     In view of the position taken by the Nevada Gaming Authorities, the Company withdrew as manager of the Spotlight 29 Casino and commenced action against the Twenty-Nine Palms Band. The Company and the Twenty-Nine Palms Band have been, and continue to be, engaged in negotiations to settle the dispute. As of March 29, 1996, the Company believes that a settlement of this dispute is imminent; however, there can be no assurances that such a settlement will be reached or that the Bankruptcy Court or the National Indian Gaming Commission would approve any settlement that is reached. In addition, there can be no assurance that the Twenty-Nine Palms Band will perform all of its obligations under the contemplated settlement. See "Item 1. Business--Native American Gaming Projects--Spotlight 29 Casino." The Company believes that the resulting non-payment of principal and interest on the project loan and management fees in 1995 together with the approximately $1.2 million in working capital deficiencies funded by the Company prior to its disassociation with the Spotlight 29 Casino contributed to the Company's financial difficulties leading up to the bankruptcy filings.

          Third, as discussed more thoroughly below, principally due to the unanticipated negative impact of the opening of two Native American casinos in the general vicinity of the 7 Cedars Casino and the lower than expected propensity to gamble on the part of summer tourists visiting the Olympic Peninsula, revenues at the 7 Cedars Casino was much lower than projected during 1995. See "Item 1. Business--Native American Gaming Projects--7 Cedars Casino." The Company believes that the resulting operating losses and consequent inability of 7 Cedars to payback project loan interest and principal and management fees contributed to the Company's financial difficulties leading up to the bankruptcy filings.

          Fourth, construction of the Fremont Street Experience and related infrastructure improvements significantly disrupted traffic flow into and around the Four Queens. As a result, patronage and business at the Four Queens was down while the Fremont Street Experience was under construction. Originally, the Fremont Street experience was scheduled to open by September, 1995. However, a decision to significantly upgrade the quality of the light show delayed the opening of the Fremont Street Experience to December 1995. The Company believes that this delay prolonged the drag on business at the Four Queens. See "Item 1. Business--The Four Queens Hotel and Casino."

          Fifth, the loan agreements between Elsinore and the holders of the 1993 First Mortgage Notes and the 1994 Mortgage Notes contain a number of financial and restrictive covenants. Among others, these loan agreements require Elsinore to maintain its management contract with the Twenty-Nine Palms Band, to maintain certain net worth and fixed charge coverage ratios, and to avoid placement of any additional liens against assets of the Company which had been pledged to the holders of the 1993 First Mortgage Notes and the 1994 Mortgage Notes. The dispute between the Company and the Twenty-Nine Palms Band, and the IRS assessment and tax lien, violated certain covenants in these loan agreements. In the summer of 1995, Elsinore obtained one time waivers of these loan covenant defaults from the holders of the 1993 First Mortgage Notes and the 1994 Mortgage Notes.

          Finally, after satisfying its debt service obligations on the 1993 First Mortgage Notes and the 1994 Mortgage Notes in the spring of 1995, the Company became aware of its inability to pay the next installment due at the beginning of October to both the holders of the 1993 First Mortgage Notes and the 1994 Mortgage Notes without some form of additional financing. The Company sought a consensual, out-of-court restructuring of its obligation to the holders of the 1993 First Mortgage Notes. Although good faith negotiations occurred, the Company and the 1993 First Mortgage Noteholders were unable to reach an agreement. In October 1995, the Company defaulted on its payments owing on the 1993 First Mortgage Notes and the 1994 Mortgage Notes and a voluntary petition was filed on October 31, 1995 to permit Elsinore (and its subsidiaries) to obtain financial relief.

          The reorganization process is expected to result in the cancellation and/or restructuring of substantial debt obligations of the Company. The Company anticipates that the reorganization process will not result in the elimination of the interests of its common stockholders; however, it is anticipated that the interests of the current common stockholders will be substantially reduced.

          Plan of Reorganization. Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of the plan of reorganization unless the respective claimants agree to different treatment. The Company expects that such claims, in the aggregate, will be material.

          During the course of the bankruptcy proceedings, an unofficial committee of a majority of the holders of the 1993 First Mortgage notes was formed (the "Bondholders Committee"). Beginning in approximately December 1995, the Company and the Bondholders Committee participated in settlement negotiations in an effort to consensually resolve their concerns in the case. The result of these negotiations was an agreed upon conceptual framework for a plan of reorganization, which was thereafter embodied in a Stipulation.

          From the date the petitions were filed (October 31, 1995) through February 28, 1996, the Company had the exclusive right to file a plan of reorganization. On February 28, 1996, the Company did file a plan of reorganization (the "Plan") consistent with the terms of its settlement with the Bondholders Committee and the Company has at least until April 28, 1996 to solicit acceptances of that Plan. The solicitation period may be extended by the Bankruptcy Court upon a showing of cause after notice and a hearing, although no assurance can be given that any extensions will be granted if requested by the Company. Any plan of reorganization must be approved by the Bankruptcy Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the Plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan pursuant to Section 1129(b) of the Bankruptcy Code, assuming certain tests are satisfied. The Company cannot predict whether the Plan will be approved. The Plan provides for a substantial reduction of the interests of its common stockholders.

          The Plan provides for the continuation of the Company as a going concern. Pursuant to the Plan, holders of the 1994 Mortgage Notes will retain their $3 million in outstanding principal plus accrued interest and will be paid at an interest rate of 10% per annum or other appropriate interest rate approved by the Bankruptcy Court. The IRS, which asserts a claim of approximately $2,985,000 million, would be paid in accordance with the Bankruptcy Code or in such other manner as otherwise agreed by the IRS. Also, as part of the Plan, $1,500,000 will be placed in a pool for payment to unsecured creditors over a two-year period.

          In addition, the old common stock interests in Elsinore will be canceled pursuant to the Plan and Elsinore, as reorganized, will issue new common stock (the "New Common Stock"). Under the terms of the Plan, eighty percent (80%) of the New Common Stock will be distributed in the following proportions: holders of the 1993 First Mortgage Notes would receive 87.5% in consideration for a reduction of their claim from approximately $60 million to $30 million; the Company's convertible subordinated noteholders, who currently assert claims for approximately $1.5 million, would receive 2.5%; current Elsinore common stockholders would receive approximately 10%; and the remaining 20% of the New Common Stock will be issued through a rights offering to raise $5,000,000 to assist in funding the Plan. Pursuant to the terms of the Plan, the entire amount of the rights offering initially will be made available for subscription to the 1993 First Mortgage noteholders, the convertible subordinated noteholders and the current common stockholders in the percentages enumerated above as part of the balloting process for the Plan.

          There can be no assurance that the Plan will be confirmed. There also can be no assurance that, with or without a plan of reorganization, the Company can generate sufficient cash to sustain operations. If at any time the Creditors Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move the Bankruptcy Court to compel liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that the Company is forced to sell its assets and liquidate, unsecured creditors and equity holders may not receive any value for their claims or interests.

          Pursuant to a Stipulation between the Company and the Bondholders Committee, members of senior management for Elsinore and Four Queens, Inc. will be replaced on or prior to the date a plan of reorganization is confirmed. As a result, the Company anticipates that Messrs. Burrell, Martin and Acord will no longer be employed by the Company after a plan of reorganization is
     confirmed.   Messrs. Burrell, Martin and Acord are parties to
     agreements with the Company which, among other things, provide them with the equivalent of two years' salary upon their severance from the Company. However, under the Stipulation with the Bondholders Committee, Messrs. Burrell, Martin and Acord will receive severance equal to one year's salary (payable over 6 to 12 months) following the termination of their employment with the Company. The Bankruptcy Court must, however, first approve these provisions of the Stipulation and it has indicated that it will address these provisions of the Stipulation at the plan confirmation hearing.

            THE FOUR QUEENS HOTEL AND CASINO

     The Four Queens

          Elsinore, through its wholly owned subsidiary, Four Queens, Inc., owns and operates the Four Queens Hotel and Casino (the "Four Queens"), located on the corner of Fremont Street and Casino Center Boulevard in downtown Las Vegas. The property has been in operation since 1966. The property is accessible via Interstate 15 and Interstate 515 and markets to a local population of approximately one million residents and over 29 million visitors a year to Las Vegas.

          In 1994, the Company completed a $5 million refurbishment of the Four Queens, which has gaming space of 32,000 square feet.
     The casino is currently equipped with approximately 1,057 slot machines, 23 blackjack tables, four craps tables, one pai gow poker table, two Caribbean Stud Poker tables, two Let-It-Ride tables, two roulette wheels,a Big Six wheel, a keno game and a sports book. The hotel has 690 guest rooms and suites in two towers. The Four Queens features four full-service restaurants, three cocktail lounges and one entertainment lounge. As part of the refurbishment, meeting space in the Four Queens was doubled to almost 15,000 square feet in 1993. The Four Queens also has parking facilities which can accommodate 560 cars.

          Based principally on results at the Four Queens, the Company's earnings before interest, taxes, depreciation and amortization (and before the provision for losses recognized on loans receivable from Native American Tribes, the write-off of casino development costs and expenses recognized as a result of the reorganization proceedings in 1995)dropped in 1995 to $1.4 million, from $3.8 million in 1994. Although the occupancy rate at the Four Queens remained above 88% in 1995, gaming revenues declined approximately 13.6% from the prior year. The Company believes that this decline is primarily due to disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements as well as the continuing impact of three themed mega-casinos opening on the Las Vegas Strip during the fourth quarter of 1993.

     Operations

          The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens for the years ended December 31, 1995, 1994 and 1993.

                                            1995     1994     1993
                                            (Dollars in Thousands)

     Casino(1)                             $39,964  $46,270  $51,950
     Hotel(2)                                9,564    9,234    9,876
     Food & Beverage(2)                     12,136   12,693   12,495
     Other(3)                                1,983    2,020      768

                                            63,647   70,217   75,089
     Less: Promotional Allowances           (6,674)  (7,511)  (8,237)

                                           $56,973  $62,706  $66,852

     (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

     (2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.

     (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances and miscellaneous other income (including net royalties of $185,000 in 1995, $243,000 in 1994, and $136,000 in 1993
               from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

          The following table summarizes the primary aspects of the Company's operations at the Four Queens.

     Casino:
       Floor area (square foot)                             32,296
       Slot machines                                         1,057
       Blackjack tables                                         23
       Craps tables                                              4
       Caribbean Stud Poker tables                               2
       Roulette wheels                                           2
       Big Six Wheel                                             1
       Let-It-Ride tables                                        2
       Pai Gow poker tables                                      1
       Keno (seats)                                             46
       Sports book                                               1

     Hotel:
       Rooms                                                   690
       Meeting areas (square feet)                          14,600
     Restaurants and entertainment and cocktail lounges:
       Restaurants                                               4
       Restaurant seats                                        454
       Entertainment lounges                                     1
       Entertainment lounge seats                              147
       Cocktail lounges                                          3
     Other:
       Gift Shops                                                1
       Parking facilities (cars)                               560

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

          Targeted Marketing. The Company maintains a database of patrons that includes over 320,000 names of customers and prospects. The Company has assembled this database from its players clubs, reservation systems and tournaments and special events. Using this database, the Company has identified a segment of loyal core customers; management estimates that a significant portion of this group has returned to the Four Queens at least three times each year and spends an average of two to four days per visit. The Company believes that an additional benefit of the database is the ability to analyze the effectiveness of each marketing event in terms of profitability. This analysis aids management in developing future promotions for which there is a high probability of success. Finally, the Company publishes a periodic newsletter which announces upcoming tournaments and special events.

          Promotions. The Company believes that customers in the downtown Las Vegas market are attracted to perceived "value" in a gaming vacation. Accordingly, the Company promotes the value theme in a number of ways, from a 99-cent shrimp cocktail appetizer and $4.95 prime rib dinner to an assortment of value-oriented vacation packages.

          Club Memberships.

          REEL Winners Club   The largest component of the customer
     database is the REEL Winners Club, a slot club with over 250,000 members. The objective of this club is to provide loyal and valuable slot players the opportunity to accumulate points that may be redeemed for entries into slot tournaments, bingo sessions and auctions. Special parties and priority room reservations are also benefits for REEL Winners Club members. Additionally, the points earned may be used for slot play, scrip for use at any non-gaming facility at the Four Queens and Spiegel gift certificates. Maintaining and operating the slot club enables the Company to market continuously to a proven customer segment which is attracted to casino gaming and the Four Queens.

          VIP Database   Through the visual observation of table game
     activity on the casino floor, the Company has developed a database of VIP players based on their average bet and length of play. The Company continuously builds on this database in order to target market to a segment of "high limit" players who enjoy the Four Queens atmosphere. In order to maintain the loyalty and level of play provided by this customer segment, management has instituted a very aggressive and generous "comp" plan designed to make the player's stay as comfortable and as long as possible. Management utilizes a database to track the player's length of stay, average bet, time played, estimated amount won or lost, comping limit and comps used during the trip. This information affords the Company the opportunity to provide the appropriate level of privileges in order to maintain the loyalty and satisfaction of this customer segment.

          Special Events. The Four Queens hosts a variety of high and low stakes table game and other gaming tournaments, including the well known annual Queens Poker Classic, and caters to its VIP players and core customers by purchasing and supplying them with complimentary tickets to Las Vegas special events.

     The Las Vegas Market

          The Las Vegas gaming and entertainment market has generally expanded in recent years. The number of visitors traveling to Las Vegas increased from 11.6 million visitors in 1982 to over 29 million visitors in 1995. McCarran International Airport passenger volume is estimated to have increased 4.4% during 1995. Expansive themed properties such as Excalibur, The Mirage, The MGM Grand Hotel and Theme Park, Treasure Island and Luxor have become destination resorts. Las Vegas is also one of the five fastest growing cities in the United States and the population has increased from approximately 507,000 in 1982 to over one million in 1995. This population increase has been driven by growth in the gaming industry, relocation of companies to Las Vegas because of favorable tax conditions and increases in the number of retirement age residents drawn to Las Vegas primarily by the warm climate, relatively low cost of living, entertainment options and absence of state income tax. More than 47,000 jobs are estimated to have been created in Las Vegas over the 12 months ended December 31, 1995.

          Despite the significant increase in the supply of rooms and a series of competitive developments, including the expansion of gaming in many jurisdictions nationwide and the introduction of the California lottery, Las Vegas's hotel occupancy rate exceeded 85% in each of the last eight years and was 91.4% in 1995. Las Vegas's gaming revenues increased from $1.7 billion in 1984 to $4.4 billion in 1995. The Company believes that several factors, including the three new destination resorts and the expansion of McCarran International Airport, will enable Las Vegas to continue to grow.

          Each of the three principal segments of the Las Vegas market--the Las Vegas Strip, the Boulder Strip and Downtown--has exhibited generally steady growth during the past decade. Set forth below is information concerning revenues and growth of each of Las Vegas's three principal gaming markets:


                     Gaming Revenue ($000's)*

Fiscal Year Ended    Las Vegas Strip       Downtown        BoulderStrip
June 30            Revenues   Growth   Revenues Growth    Revenues  Growth
1985               1,318,568   4.0%    441,023   7.3 %       NA        NA

1986               1,371,208   4.0     486,828  10.4       80,328      NA

1987               1,597,414  16.5     524,156   7.7       94,203     17.3%

1988               1,739,265   8.9     592,616  13.1      104,161     10.6

1989               2,023,619  16.3     638,506   7.7      121,726     16.9

1990               2,278,666  12.6     641,990   0.5      137,265     12.8

1991               2,626,868  14.8     669,248   4.2      143,307      4.4

1992               2,530,932  (3.3)    646,577  (3.4)     150,854      5.3

1993               2,680,866   5.9     677,702   4.8      161,810      7.3

1994               3,188,994  19.0     657,173  (0.3)     179,042     10.6

1995               3,516,054  10.3     655,972    -       270,704     51.2

Compound Annual
Growth Rate                   10.3%             4.1%                  14.5%

     *  For casinos with gaming revenue of $1 million and over.

          The Las Vegas Strip has demonstrated strong growth, and revenues have increased at a 10.3% compound annual growth rate to approximately $3.5 billion in 1995 from $1.3 billion in 1985. Based on 1995 statistics, the 5,000-room MGM Grand Hotel and Theme Park, the 2,500-room Luxor Hotel and Casino and the 3,000-room Treasure Island Hotel and Casino appear to be drawing more visitors to Las Vegas.

          The downtown market has grown from approximately $441 million in 1985 to approximately $656 million in 1995 at a compound annual growth rate of 4.1%. Downtown Las Vegas, with its world famous neon lighting and its 12 major casinos all located within close proximity of each other, is where Las Vegas started, and the area continues to attract a significant number of loyal customers comprised of both visitors to Las Vegas and local residents. The Company believes many gaming patrons choose to play downtown because the casinos traditionally offer more liberal slot payouts and better odds on table games than casinos located on the Las Vegas Strip and provide a more comfortable and less intimidating environment. In addition, it is much easier to stroll from one casino to another in the downtown market than on the Strip.

          Recent results of the downtown Las Vegas casino operators have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of The Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the MGM Grand, Luxor and Treasure Island casino/hotels have had an adverse effect on downtown gaming revenue, which decreased 0.3% for the 12-month period ended
     June 30, 1994. In addition, two new themed casino resorts are scheduled to open on the Strip in 1996, Monte Carlo (June 1996) and New York, New York (December 1996). In addition, another major casino resort, Stratosphere, is scheduled to open just north of the Strip in April 1996.

     The Fremont Street Experience

          The casino operators in downtown Las Vegas formed the Downtown Progress Association to improve the downtown area. A product of the Downtown Progress Association's efforts is the Fremont Street Experience, which features a celestial vault and light show. The celestial vault is a 100-foot high, 100-foot wide, 1,340 foot long space frame spanning Fremont Street, from Main Street to Fourth Street, which is closed to traffic to create a pedestrian mall. The celestial vault is the framework for a high tech light show involving 2.1 million reflectors, 600 strobe lights, and laser image projectors. Nine major entertainment venues, including the Four Queens, that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms are connected by the project. The project also includes a 1,500 space parking facility. The goal of Fremont Street Experience is to create an attraction for gaming customers and other visitors to Las Vegas, drawing visitors to the historic downtown area and providing competition for the larger and newer gaming and entertainment complexes located on or near the Strip.

          The total cost of the Fremont Street Experience was approximately $70 million, $6.7 million of which was financed by the Las Vegas Convention and Visitor Association, $28.7 million (consisting of an $18 million equity investment plus additional room taxes) was provided by six downtown casino operators (including the Company) and the remainder was provided by a local bond issuance and matching federal funds. The Company's share of the initial project costs is approximately $3 million, which funds have already been contributed by the Company to the project. Construction on the project began in Spring 1994 and was completed in November of 1995. The grand opening of the project was on December 13, 1995.

          The Company and several of the other downtown casino operators collectively own the Fremont Street Experience.
     Elsinore has a one-sixth ownership share and will be responsible for a proportionate share of the project's operating costs. Since the opening of the Fremont Street Experience, access to the Four Queens, which had previously been hampered by the construction, has improved, and the Company believes business is improving and operating profits appear to be returning.

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

          Three new "mega-resorts" opened on the Las Vegas Strip in the fourth quarter of 1993. These complexes increased the number of rooms in Las Vegas by approximately 10,500, or 15%. Two more themed resorts, the Monte Carlo and New York New York, are scheduled to open on the Strip in June 1996 and December 1996, respectively. These two resorts will add approximately 5,200 rooms in Las Vegas. A themed mega-resort casino, the Stratosphere Tower Casino and Hotel, featuring an 1,149 foot observation tower, 1,500 rooms, a 97,000 square foot casino and other amenities and attractions, is scheduled to open north of the Las Vegas Strip in April 1996. Although the occupancy levels increased slightly in 1995, as compared to 1994, there can be no assurances that the addition of such a large number of rooms will not have negative impact on average hotel occupancy levels in Las Vegas and at the Four Queens, unless visitor volume and other sources of room demand increase proportionately.

          The Company believes that the Four Queens primary competitors are other downtown Las Vegas properties, casino hotels located on the Las Vegas Strip and the Boulder Highway, local neighborhood casinos, Laughlin casinos and casino properties located near the Nevada/California state line. In addition, but to a lesser extent, the Four Queens also competes with state-sponsored lotteries, on- and off-track betting and other gaming operations located in other jurisdictions in the U.S. The Company believes that the legalization of gaming in other states, as well as on various Native American lands including Native American lands in Arizona and California, has not yet had an adverse impact on its operations. However, there is no assurance that such gaming in other jurisdictions will not have an adverse impact on the Company's Las Vegas operations in the future. In particular, the expansion of casino gaming, in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers, such as Hawaii or California, could have a material adverse affect on the Company's operations.

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


            NATIVE AMERICAN GAMING PROJECTS

     Background on Native American Gaming.

          In 1988, Congress passed the federal Indian Gaming
     Regulatory Act ("IGRA") providing a legal and regulatory framework for Native American tribes to offer for profit any games allowed by states. During the six-year period through 1994, approximately 200 Native American casino facilities, ranging from small bingo halls to full-fledged gambling houses, were initiated in more than 20 states. As of February 1995, approximately 100 of these facilities offered Class III gaming (as defined below) pursuant to tribal-state compacts. Casinos on Native American lands are subject to the regulatory authority of the federal National Indian Gaming Commission ("NIGC"), tribal regulatory authorities and, where applicable, state agencies. See "Regulations--Native American Gaming Operations" below.

     Spotlight 29 Casino

          Background.

          On January 14, 1995, Elsinore and the Twenty-Nine Palms Band of Mission Indians ("Twenty-Nine Palms Band") opened the
     Spotlight 29 Casino, a 74,000 square foot Class II gaming facility on tribal lands located near Palm Springs, California. The Spotlight 29 Casino cost approximately $10 million to develop. Pursuant to the terms of the management contract (the "Spotlight 29 Contract") between the Twenty-Nine Palms Band and Palm Springs East L.P., of which Elsub is the general partner and of which the Company owns 90%, the Company was to receive management fee revenues equal to approximately 27% of Spotlight 29 Casino's earnings from gaming operations, after deducting certain expenses. In addition, the Twenty-Nine Palms Band was to repay from its share of casino earnings a $10 million loan and certain other advances from the Company to finance the development and construction of the Spotlight 29 Casino.

          During its first six weeks of operations, Spotlight 29's gaming revenues were significantly lower than anticipated, resulting in a net operating loss through February 1995 of approximately $1.1 million. This lower revenue is believed by the Company to be attributable in part to the marketing plan of the Spotlight 29 Casino taking longer to implement than expected, and from competition from other Native American gaming facilities in Southern California that continue to operate electronic gaming machines without an approved compact with the State of California. Pursuant to its obligations under the Spotlight 29 Contract, the Company through April 3, 1995 advanced $1.26 million to the casino to cover working capital shortfalls.

          The Company has loaned $10 million to the Twenty-Nine Palms Band to finance the development and construction of the Spotlight 29 Casino. This loan bears interest at the rate of 10% per year, is payable solely from the Twenty-Nine Palms Band's share of the casino's earnings and amortizes over four years from the date the casino opened. Pursuant to the Spotlight 29 Contract, payments of principal on the loan and repayments of any operating advances made by the Company to the casino (subject to a minimum payment to the Band of $35,000) will be deducted by Palm Springs East L.P. from the Band's share of the casino's earnings.

          As a Class II gaming facility, Spotlight 29 Casino is permitted under the IGRA to offer Class II games including bingo, pull-tabs and non-house banked games. Class III games, which include slot machines and house-banked games, are permitted under the IGRA on Native American land if conditions applicable to Class II gaming are met and, in addition, the gaming is in compliance with the terms of a written agreement ("compact") between the tribal government and the applicable state government. All compacts between Bands and states require approval by the Secretary of the United States Department of the Interior. To date, the State of California has not entered into any tribal-state compacts permitting Class III gaming (other than off-track betting and authorized state lottery facilities).

     1995 Developments

          In February 1995, the Company learned from discussions with tribal representatives that the Twenty-Nine Palms Band was contemplating the installation of Class III gaming devices at the Spotlight 29 Casino. In late February, in response to the Company's written objection to the placement of any Class III gaming devices on the Spotlight 29 Casino premises, the Twenty-Nine Palms Band advised the Company that, as the owner of the Spotlight 29 Casino, the Band would install such devices if doing so was in the Band's best interest and that the Band believed this position did not conflict with the terms of the Spotlight 29 Contract. In early March 1995, the Twenty-Nine Palms Band caused approximately 70 Class III gaming devices to be installed at Spotlight 29 Casino and such devices currently are in operation.
     In addition, the Company understands that a shipment of additional Class III devices intended for use at the Spotlight 29 Casino was intercepted and confiscated by governmental authorities before it reached the casino premises.

          The Company opposes these activities by the Twenty-Nine
     Palms Band and in early March notified the Nevada State Gaming Control Board ("Nevada Board") and the NIGC that it will not participate in conduct that contravenes the IGRA. On March 6, 1995, the Company served on the Twenty-Nine Palms Band a notice and demand that the operation of the Class III devices without the Company's consent and compliance with applicable federal law violates the management contract and that such activity must immediately cease. Following the Band's failure to remove the gaming devices, the Company on March 16, 1995 filed suit in the United States District Court for the Central District of California to enjoin their operation. See "Item 3. Legal Proceedings."

          In March 1995, the Nevada Board conducted two public hearings and a confidential investigative hearing, and the Nevada Gaming Commission ("Nevada Commission") conducted a public hearing, into matters surrounding the operation of Class III gaming devices at the Spotlight 29 Casino.
     See "Regulations--Proceedings Before Nevada Gaming Authorities" below.

          On April 17, 1995, the Company was ousted as manager of the Spotlight 29 Casino and on April 19, 1995, the Company issued a demand letter to the Twenty-Nine Palms Band declaring a breach of the Spotlight 29 Contract and a related loan agreement under which Palm Springs East had lent approximately $12.5 million to the Twenty-Nine Palms Band for construction of the Spotlight 29 Casino and for working capital advances. The demand letter claimed damages in the full amount of the funds which had been advanced to the Twenty-Nine Palms Band.

          On May 16, 1995, in response to the Company's demand, the Twenty-Nine Palms Band delivered to the Company "Notice to Terminate Management Agreement." The notice asserted material breaches of the Spotlight 29 Contract and requested payment of approximately $1.5 million by June 16, 1995 to cover working capital shortfalls or the Spotlight 29 Contract would be terminated.

          On October 31, 1995, Palm Springs East, Elsub and the
     Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Palm Springs East, Elsub and the Company have been involved in protracted negotiations with the Twenty-Nine Palms Band for a settlement of the respective claims asserted by the parties since the events described above. Based upon the progress of the aforementioned negotiations at the time, in September 1995 the Company wrote-down to $9,000,000 the aggregate amount advanced to the Twenty-Nine Palms Band and accrued interest thereon.

          As of March 29, 1996, the Company believes that a settlement with the Twenty-Nine Palms Band is imminent. Under this settlement, the Company expects to recover $9 million of its investment in the Spotlight 29 Casino over a three-year period. Interest will be paid on the $9 million recovery at the rate of at least 10% per year. Although the $9 million recovery is limited to 20% of net income generated at the Spotlight 29 Casino, the Company believes that the settlement can be performed within the projected three-year period. However, there can be no assurance that a settlement agreement can be reached with the Twenty-Nine Palms Band, that the NIGC and the Bankruptcy Court will approve the final settlement, or that if a settlement is reached and approved that the Company will recover the amounts expected.
     Based upon these uncertainties, management determined to provide an allowance for loss in the amount of $9,000,000 against the aggregate receivable.

     7 CEDARS CASINO

          On February 3, 1995, Elsinore, through its wholly owned subsidiary Olympia Gaming Corporation ("Olympia") and the Jamestown S'Klallam Tribe ("S'Klallam Tribe") opened the 7 Cedars Casino ("7 Cedars"), a 54,000 square foot Class II and limited Class III gaming facility on tribal lands fronting U.S. Interstate Highway 101, on the Olympic Peninsula approximately 70 miles northwest of Seattle. The 7 Cedars Casino was conceived as a Native American gaming operation in the northeastern part of the Olympic peninsula in Washington state that would cater primarily to approximately 80,000 local citizens in Clallam and Jefferson Counties in Washington state. Kitsap County, with a population of approximately 180,000 people, was targeted as a secondary market for the 7 Cedars Casino. When the 7 Cedars Casino opened in February 1995, only two other Native American casinos were operating in the Puget Sound area. Neither operation was viewed at the time as a serious competitor of the 7 Cedars Casino.

          The development cost for the 7 Cedars was approximately
     $9 million. The 7 Cedars' 12,500 square foot gaming area features Las Vegas-style table games including craps, blackjack, roulette, as well as poker, bingo, and pull tabs. Pursuant to the terms of the management contract between the S'Klallam Tribe and Olympia (the "Olympia Contract"), the Company was to receive a management fee equal to 30% of the casino's earnings from gaming operations, after depreciation and interest expense (subject to the S'Klallam Tribe receiving a $25,000 per month minimum payment) and the Tribe will receive the remainder of the casino's earnings. The Olympia Contract had an initial term of five years from the date the 7 Cedars opened, subject to renewal for an additional two years in the event that the project loan was not paid in full at the end of the initial term (in some cases at a reduced management fee) under certain circumstances.

          Elsinore loaned the $9 million to the S'Klallam Tribe used to finance the development and construction of the 7 Cedars. This loan bears interest at a rate of 10.9% per annum, is payable solely from casino earnings and will amortize over five years from the date the casino opened. Pursuant to the Olympia Contract, payments of principal and repayments of any operating advances made by the Company to the casino will (subject to the minimum payment to the tribe described above) be deducted by the Company from the S'Klallam Tribe's share of the 7 Cedars' earnings.

          Because the 7 Cedars' opening occurred during the low season for tourism on the Olympic Peninsula, the Company anticipated the casino would experience a negative cash flow during its initial months of operations. In February 1995, the 7 Cedars had gross revenues of approximately $1.5 million, resulting in an estimated net operating loss of approximately $300,000, compared to an anticipated loss for the month of approximately $200,000.

          Also, during 1995, two new casinos opened in direct competition with the 7 Cedars. The first casino opened in Auburn, which is between Seattle and Tacoma, Washington. The second casino opened just north of Bremerton, one of the largest metropolitan areas in Kitsap County. The magnitude of the negative impact of these two casinos on local residents' visitation to 7 Cedars was not anticipated.

          Further, a significantly lower than expected propensity to gamble on the part of summer tourist visitors to the Olympia
     Peninsula, significantly impacted casino revenues during the summer of 1995.


          In order to deal with the lower than projected revenues, management of Olympia took several cost cutting measures. Originally, the 7 Cedars was open 16 hours a day. Currently, hours at the 7 Cedars have been reduced to just evening operations. Employees at the 7 Cedars have been reduced from 460 to less than 200. Since these measures were taken, the 7 Cedars has operated essentially at a cash break even level. However, Olympia management projects modest growth in revenues at the 7 Cedars once the busier spring and summer seasons arrive.

          Under the terms of the Olympia Contract, the Company was also obligated to establish a reserve fund for "working capital," a term which is not defined by the Olympia Contract, in the amount of $500,000 for operation of the 7 Cedars. The Company believes the parties did not intend to apply a "working capital" definition based on generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the Olympia Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the 7 Cedars has incurred a cumulative net loss and an attendant decrease in working capital which has been substantial.

          On November 1, 1995, the S'Klallam Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the S'Klallam Tribe in the aggregate amount of $100,000 and requested immediate payment. In addition, the S'Klallam Tribe demanded that sufficient monies be paid to enable all current gaming project expenses to be paid and the working capital reserve to be maintained at the required funding level. The S'Klallam Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to their interpretation of the Olympia Contract. On November 13, 1995 the Company received a letter from the S'Klallam Tribe dated November 9, 1995 asserting that the Olympia Contract had been terminated as a result of the Company's failure to make the payments which had been demanded.

          On November 10, 1995, Olympia filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The Company maintains that the Olympia Contract remains in full force and effect. Also, the Company continues to manage the 7 Cedars pending a resolution of its dispute with the S'Klallam Tribe over the Olympia Contract.

          While management believes the operation will show a modest profit in March 1996 and gaming revenues will continue to improve through the spring and summer months, in light of the existing competition in the Puget Sound area, the demographics of 7 Cedars' primary locals markets and the apparent low propensity for Olympic Peninsula tourists to gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level of profitability required to obtain full recovery of the loan principal and accrued interest thereon.

          As of September 1, 1995, as the summer 1995 Olympic
     Peninsula tourist season came to a close, the Company ceased accruing interest on the project loan and wrote-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000.

          Based upon the foregoing, management determined in the quarter ended December 31, 1995 to provide an allowance for loss against the $9,000,000 outstanding balance of the project loan plus accrued interest theron.

     Facilities

          The 7 Cedars is a 54,000 square foot Class II and limited Class III gaming facility on tribal lands fronting U.S. Interstate Highway 101 on the Olympic Peninsula. An estimated 4 million tourists visit the Olympic Peninsula annually. 7 Cedars' 12,500 square foot gaming area features Las Vegas-style table games, including craps, blackjack and roulette, as well as bingo, poker, and pull-tabs. The casino's Class III games are authorized pursuant to a compact between the S'Klallam Tribe and the State of Washington, which has been approved by the Secretary of the Interior. In addition to the gaming operation, the Company also operates a gift shop, a video arcade and dining facilities at the site. The S'Klallam Tribe also operates a Native American arts and crafts shop at the facility.

     Marketing

          The Company believes that the physical beauty of the site and casino building differentiates 7 Cedars from competing properties. In addition, the Company believes that its implementation of an active marketing plan similar to the techniques used at the Four Queens (e.g., player clubs, frequent visitor drawings, special events and tournaments) will draw traffic to the 7 Cedars. The Company will also emphasize a high level of customer satisfaction to encourage repeat visits. These programs will supplement standard brochure distributions and comprehensive customer tracking systems. The Company believes that with the busier spring and summer seasons approaching, these marketing efforts, together with media promotional efforts and joint marketing programs, should result in modest revenue growth during 1996.

     The Washington Market

          7 Cedars is located in Clallam County, Washington, which is located at the northeastern corner of the Olympic Peninsula approximately 70 miles northwest of Seattle. The state has identified Clallam and Jefferson Counties as a rapid growth county, designating it as a "growth management county." Populations within a 50- and 100-mile radius of the site are approximately 236,000 and 3 million, respectively. In addition to targeting the local population in Clallam County, the Company expects also to rely heavily on tourist traffic which flows through the Olympic Peninsula, one of the most popular vacation destinations for Washington State residents. Popular attractions include the Olympic National Park, with over 3.7 million visitors annually and Sequim Bay State Park, which attracts between 800,000 and 900,000 visitors annually. The primary target market of 7 Cedars is Clallam and Jefferson Counties which have a combined population of approximately 80,000 (of which 24% are of retirement age). 7 Cedars' secondary target markets include Victoria, British Columbia with a population of approximately 280,000, Kitsap County with a population of approximately 180,000, and the Seattle/Tacoma area with a population of approximately 2 million.

     MOJAVE VALLEY RESORT

          Background.

          Mojave Valley Resort, Inc. ("MVR"), an affiliate of Temple Development Company, has a 65-year lease (subject to renewal at MVR's option for an additional 20 years) with the Fort Mojave Tribe for development of a prime portion of the Fort Mojave Indian Reservation as a master planned resort community, the Mojave Valley Resort. The property is located six miles south of Laughlin, Nevada and 15 miles north of Needles, California and covers portions of Nevada and Arizona. MVR has been in the process of developing the resort, including the construction of hotel/casinos on the property. It was proposed that the Nashville Nevada Hotel and Casino ("Nashville Nevada") be the second casino/hotel planned for the Mojave Valley Resort, subject to obtaining the necessary financing.

          Nashville Nevada was to be owned by Nashville Nevada LLC and operated by Mojave Gaming, Inc. ("Mojave Gaming"), a wholly owned subsidiary of Elsinore. The total estimated project cost for the development of Nashville Nevada was $65.5 million.

          As a condition to its participation in the Nashville Nevada project, Mojave Gaming was required to make a capital contribution to the venture in the amount of $10.0 million and obtain financing for the balance of the estimated project cost by September 30, 1995. This contribution was not made nor the financing obtained and, therefore, the contract terminated. Based on the foregoing, in September 1995 management determined to write-off approximately $807,000, representing all capitalized costs incurred for the project.

                      REGULATIONS

     Nevada Gaming Operations

          The ownership and operation of casino gaming facilities in Nevada are governed by: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and Liquor and Gaming Licensing Board of the City of Las Vegas (the "City Board"). The Nevada Commission, the Nevada Board and City Board are collectively referred to as the "Nevada Gaming Authorities."


          The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and reports to the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

          The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Pinnacle Gaming Corporation ("Pinnacle"), a wholly owned subsidiary, is licensed by the Nevada Gaming Authorities as a manufacturer and distributor of gaming devices. Four Queens, Inc. ("FQI"), which operates the Four Queens, is licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and is not transferable. No person may become a stockholder of, or receive any percentage of profits from, FQI or Pinnacle without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Pinnacle and FQI have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

          The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or FQI in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of FQI and Pinnacle must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of FQI and Pinnacle may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

          If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, Pinnacle or FQI the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Pinnacle or FQI to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

          The Company and FQI are required to submit detailed financial and operating reports to the Nevada Commission.
     Substantially all material loans, leases, sales of securities and similar financing transactions by FQI must be reported to, or approved by, the Nevada Commission.

          If it were determined that the Nevada Act was violated by FQI or Pinnacle, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, FQI, Pinnacle, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property in Nevada and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming property in Nevada) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

          The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial owner of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     Proceedings Before Nevada Gaming Authorities

          On March 8, 1995, in connection with its Mortgage Note Registration Application, the Company appeared at a public hearing before the Nevada Board. During this hearing, the Board inquired at length concerning the decision of the Twenty-Nine Palms Band to install Class III gaming devices at the Spotlight 29 Casino. See "Business--Native American Gaming Projects --Spotlight 29 Casino" above. The Nevada Board questioned the Company regarding its participation, if any, in the installation and operation of these gaming devices and stated the agency's view that such operation and installation constituted a violation of California and federal gaming laws. In this regard, the Nevada Board expressed grave concerns about the Company's continued "association" with the Twenty-Nine Palms Band because of the alleged illegal conduct of that Band, which the Nevada Board apparently view as a violation by the Company of the foreign gaming provisions of the Nevada Act. At the conclusion of the hearing, the Nevada Board continued further action on the Mortgage Note Registration Application to a special meeting of the Nevada Board scheduled for March 28, 1995.

          On March 10, 1995, the Company was served with a demand for production of documents, records and certain demonstrative evidence by March 15, 1995, and notified to appear before a hearing officer appointed by the Nevada Board for the purpose of a confidential investigative hearing which was conducted on March 17, 1995. The purpose of the investigative hearing was to solicit testimony from the Company's management and examine evidence on confidential business and financial matters, the Company's dispute with the Twenty-Nine Palms Band, and any related violations of the Nevada Act or the regulations of the Nevada Commission.

          On March 28, 1995, the Nevada Board conducted a special public meeting on the Mortgage Note Registration Application. At that meeting, the Company advised the Board as to the status of the various matters relating to the dispute with the Twenty-Nine
     Palms Band, and disclosed the Company's intent, absent a dramatic change in circumstances, to terminate the Spotlight 29 Contract through a buy-out arrangement with the Twenty-Nine Palms Band.
     The Company further advised the Nevada Board that the Company would seek to obtain necessary waivers or consents from its noteholders. Based on the Company's affirmative presentation, the Nevada Board unanimously voted to recommend approval of the Mortgage Note Registration Application to the Nevada Commission, subject to two conditions. These conditions provided that (1) the Company must quit the premises of the Spotlight 29 Casino and terminate any direct or indirect association with the Spotlight 29 Casino by April 30, 1995, unless the video gaming devices currently operated there by the Twenty-Nine Palms Band were removed (voluntarily or by court order), made subject to a tribal-state compact or otherwise deemed legal pursuant to federal and state law; and (2) by April 4, 1995, the Company must file with the Nevada Commission an application requesting that the first condition be made a permanent condition to the license of Four
     Queens, Inc. (the "License Condition Request").

          On March 30, 1995, the Nevada Commission unanimously approved the recommendation of the Nevada Board, including the enumerated conditions. Although the Company could have avoided compliance with the referenced conditions by refusing to consum-mate the transaction contemplated by the approved Mortgage Note Registration Application, the Nevada Board publicly advised the Company that such action could result in the Nevada Board commencing disciplinary action against the Company. In this regard, both the Nevada Board and Nevada Commission indicated during the public hearings that the April 30, 1995, date for termination of the Company's business relationship with the Twenty-Nine Palms Band could be extended or modified based only on demonstrable progress in completing an agreement with the Twenty-Nine Palms Band and obtaining NIGC approval, or changed factual or legal circumstances.

          On April 4, 1995, the Company filed the License Condition Request and this application was placed on the public hearing agenda for a special meeting of the Nevada Board and the Nevada Commission scheduled for April 26, 1995. On April 19, 1995, the Company requested that the Nevada Board and the Nevada Commission cancel the special hearing and refer the License Condition Request back to staff because of the April 17, 1995, decision of the Twenty-Nine Palms Band to evict the Company from the premises of the Spotlight 29 Casino and prevent Palm Springs East from performing its obligations under the Spotlight 29 Contract. On April 20, 1995, the Nevada Board and the Nevada Commission granted that request subject to certain conditions related to the Company's future dealings with the Twenty-Nine Palms Band.

     Native American Gaming Operations

          Gaming on Native American lands, including the Spotlight 29 Casino and the 7 Cedars Casino, is extensively regulated under federal law, tribal law and/or tribal-state compacts. Under IGRA, management contracts for Native American gaming facilities may provide for a management fee for up to 40% of net revenues and a term of up to seven years if the Chairman of the NIGC determines that capital investment required and the income projections for the facility merit such terms. The NIGC has approved the management contracts for both Spotlight 29 Casino and the 7 Cedars Casino.

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

          Should a management contract be suspended or revoked by the NIGC, tribal officials or state regulatory agencies, the effect could have an adverse impact on the business of the Company. Similarly, changes in the IGRA, the governing tribal ordinance, or applicable state law, or the termination of any existing tribal-state compact for Class III gaming, could have an adverse effect on the Company's gaming operations on Indian lands.

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

               OTHER BUSINESS INFORMATION

     Patents

          The Company's only significant patent covers MULTIPLE
     ACTION blackjack, a faster version of traditional blackjack that was developed by an officer of the Company. The patent was issued in 1992 and expires in 2017. MULTIPLE ACTION blackjack permits a player to make three separate bets on his hand, and the dealer uses a single up-card against the three-player bets. This results in a higher volume of play.

          The Company has licensed MULTIPLE ACTION blackjack to other casinos in Las Vegas and throughout the United States and at December 31, 1995 had licensed 82 locations for 128 tables. Revenues from licensing MULTIPLE ACTION blackjack through December 31, 1995 represented an immaterial part of the Company's overall revenues.

     Employees and Labor Relations

          At December 31, 1995, the Four Queens employed 1,051 persons, of which 32 were covered by collective bargaining agreements which expired in April 1987. The union employees have continued to work under the terms of an expired agreement. The Company believes that its relationship with the employees of the Four Queens is good.

     Control Procedures

          The Company employs stringent controls, checks and record keeping of all receipts and disbursements in connection with its gaming operations and believes that its internal controls are in compliance with the laws and regulations established by the Nevada Gaming Authorities, the Washington State Gambling Commission, National Indian Gambling Commission, and the respective tribal gaming commissions. The audit and cash controls employed by the Company include locked cash boxes, independent counters and observers to perform daily cash and coin counts, floor observations of the gaming area, closed circuit television monitoring of critical activities and rapid analysis and resolution of discrepancies or deviations from normal performance.

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

     Certain Income Tax Matters

          Management has reevaluated transactions which occurred in prior years and as a result believes the Company possesses a total net operating loss carryforward which was approximately $106,500,000 at December 31, 1995. As a result of ownership changes in prior years, Internal Revenue Code Section 382 limits the amount of loss carryforward currently available to offset federal taxable income. At December 31, 1995, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income was approximately $63,300,000. These loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007. Because of the reorganization proceedings, the Company's net operating loss carryforwards may, however, be eligible for special treatment under Section 382. (See Note 9 of Notes to Consolidated Financial Statements.)

     ITEM 2.   PROPERTIES.

          Except for certain small parcels of land owned in fee and one lease for approximately 7,000 square feet of casino space that expires on December 31, 1997, the real property underlying the Four Queens is leased pursuant to several long-term leases, none of which expires before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens is subject to the mortgage security interest of the Company's 1993 First Mortgage Notes and 1994 Mortgage Notes. (See Note 8 of Notes to Consolidated Financial Statements.) The Four Queens is more fully described under Item 1. The Company does not own any fee or leasehold interests in the real property underlying the Spotlight 29 Casino or the 7 Cedars Casino.

     ITEM 3.   LEGAL PROCEEDINGS

     Chapter 11 Reorganization

          On October 31, 1995, the Company and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. On November 10, 1996, Olympia Gaming Corporation filed a voluntary petition in the same Court. Since the Bankruptcy filing, several entities have filed administrative claims requesting the Bankruptcy Court order the Company to reimburse or compensate such entities for goods, taxes and services they allege the Company has received or collected, but for which they claim the Company has not paid.

          The Company currently estimates that the administrative claims will be approximately $1.5 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the ability of the Company to confirm and consummate a plan of reorganization may be impacted negatively. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims.

     Hyland Litigation

     Thomas Hyland, a professional card counter and blackjack player, filed a complaint on August 23, 1995 in Federal District Court in Camden, New Jersey, No. 95CV2236 (JEI), against the Company and virtually every other casino company in the United States. The complaint alleges violations of the antitrust, consumer fraud and fair credit reporting laws by the defendants in illegally conspiring to prevent Mr. Hyland and other professional card counters from playing blackjack at their respective casinos. The complaint alleges that the defendants share information concerning card counters and then act in concert to implement industry wide policy in banning them at the blackjack tables.

          Management believes that the claims are without merit and does not believe that the lawsuit will have a material adverse effect on the Company's operating results.

     WARN Act Litigation

          The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act ("WARN Act") and breach of contract. The plaintiffs in the two consolidated cases are (i) former employees of a casino/hotel in New Jersey formerly affiliated with the Company bringing suit on behalf of a class of all employees laid off as a result of the casino's closing and (ii) a union local seeking to represent its members who were laid off at that time. Plaintiffs claim that there are approximately 1,300 such employees within the class who seek damages under the WARN Act providing for up to 60 days' pay and lost benefits and payments for deferred compensation allegedly due under a contract with certain employees. Damages payable, if any, would be calculated on the basis of the number of days' notice determined by the court to have been required under the WARN Act and the wages, benefits and deferred compensation applicable to each such employee.

          The Company has vigorously defended the action on the basis that even if the WARN Act does apply as a matter of law to a regulatory-forced closing, the closing was due to unforeseeable circumstances and, accordingly, the notice given was as timely as practicable, among other grounds. The liability phase of the trial of the two consolidated lawsuits concluded in August 1993.

          On June 30, 1995, the presiding judge entered an Order for Verdict Upon Liability Issues in which he ruled that: (i) the plaintiffs had failed to prove any liability under the WARN Act; and (ii) that Elsinore and certain of its subsidiaries are jointly liable for certain retroactive wages due to former employees of Elsinore Shore Associates under a collective bargaining agreement, plus prejudgment interest on such wages. The total amount of judgment the plaintiffs would be entitled to under this ruling has not yet been determined. The plaintiffs' attorney asserts that the amount due as of October 1, 1995, taking into account interest on that date, was approximately $676,000. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court, which could be forthcoming at any time. Until such Findings of Fact and Conclusions of Law are entered, the Company is not able to make a determination concerning the extent of its ultimate exposure or whether an appeal of the decision is appropriate. Because of the filing of the bankruptcy petitions, the WARN Act litigation has also been stayed by operation of Bankruptcy Code Section 362(a).

     Action Against Twenty-Nine Palms Band

          On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the 29 Palms Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint sought injunctive and declaratory relief based upon alleged breaches by the Tribe of the Spotlight 29 Contract when it installed Class III electronic gaming machines at the casino without the Company's consent and without any involvement whatsoever by the Company in the operation
     of the machines.   The suit was dismissed without prejudice by the
     Company on April 21, 1995. As noted previously, the Company expects to settle its dispute with the Band soon.

     Poulos/Ahern Class Actions

          In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion and the proceeding has been stayed because of the Company's bankruptcy filing. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

     Other

          At December 31, 1995, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all such legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.


                        PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

          The Company's common stock, par value $.001 per share (the "Common Stock"), was traded on the American Stock Exchange under the symbol "ELS." After the Company's bankruptcy petition filing, the Company was informed by the American Stock Exchange that trading in its stock had been halted indefinitely pending clarification of the outcome of the bankruptcy proceedings. That halt continues as of March 29, 1996.

     The following table sets forth the closing high and low sales price for the Common Stock on the American Stock Exchange
     Composite Tape during each quarter of the last two fiscal years, as reported by the American Stock Exchange.

                                             Price Range
                                           High        Low

     Year ended December 31, 1995:
     First Quarter                       $2.750      $ 1.000
     Second Quarter                       1.313        0.750
     Third Quarter                        1.000        0.500
     Fourth Quarter                       0.875         0.438 (a)

     Year ended December 31, 1994:
     First Quarter                       $6.125       $3.875
     Second Quarter                       4.563        2.313
     Third Quarter                        3.500        2.563
     Fourth Quarter                       2.813        1.813

     (a) These prices are based upon the month ended October 31, 1995 due to the fact that the stock has not been trading on the open market since the Company filed for Chapter 11 bankruptcy protection on October 31, 1995.

     On March 30, 1996, the number of holders of record of Common Stock was approximately 4,232.

          The Company has never declared or paid, nor does it have any present intention to declare or pay, cash dividends on its Common Stock. Any determination by the Board of Directors to pay cash dividends in the future would depend upon numerous factors such as the Company's earnings, financial condition and capital requirements. In addition, certain covenants of the First Mortgage Notes and Mortgage Notes restrict the payment of cash dividends under certain circumstances.

     ITEM 6.   SELECTED FINANCIAL DATA

          Set forth below is selected consolidated historical
     financial data with respect to the Company for the five years ended December 31, 1995. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.
                                           December 31,
                             1995       1994      1993      1992    1991

                            (Dollars in thousands except per share amounts)

     Balance Sheet Data:

     Total Assets           $37,101     $67,315   $71,923   $41,961  $45,083
     Current Portion
      of Long-Term Debt          54           -       204     3,051    3,101
     Long-Term Debt Net of
      Current Portion:
        Notes Payable        61,327      59,099    53,018    28,513   31,181
        Capital Leases        1,531       1,290     1,350     1,555    1,939
     Stockholder's Equity
      (Deficit)             (43,441)     (1,664)    4,567      (182)   1,598

     Operations Data:

     Revenues (Net)         $56,973     $62,706   $66,852   $63,998  $63,031
     (Loss) Before
      Extraordinary Items  $(45,749)   $(10,176)  $(2,252)  $(1,780) $  (573)
     Extraordinary Items:
      Gain (Loss) on
        Extinguishment of Debt -            735      (285)      -        -


     Net Loss             $(45,749)   $(  9,441)   $(2,537) $(1,780) $ ( 573)


     Per Share Amounts:
      Loss Before
        Extraordinary Items $ (2.95)  $    (.84)   $  (.19) $  (.15) $  (.05)
     Extraordinary Items        -           .06       (.02)     -        -

     Net Loss              $ (2.95)   $    (.78)   $  (.21)   $(.15) $  (.05)

     Capital Costs:
      Depreciation and
        Amortization      $   3,948   $  3,990    $  3,393  $  3,302 $  3,691

     Interest Related to Prior-
        Period Tax Obligation   590        885       1,385       213      313

     Interest Expense         8,006      9,086       4,069     3,124    3,858

                          $  12,544   $ 13,961     $ 8,847  $  6,639  $ 7,862


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

     OVERVIEW

     Chapter 11 Proceedings: On October 31, 1995, the Company and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada to reorganize under chapter 11 of Title 11 of the United States Bankruptcy Code. On November 10, 1995 an additional subsidiary of the Company also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Company is continuing to manage its business affairs as a debtor-in-possession under the supervision of the Bankruptcy Court.

     On February 28, 1996, Elsinore and its subsidiaries filed a plan of reorganization (the "Plan") with the Bankruptcy Court. The reorganization process is expected to result in the cancellation and/or restructuring of substantial debt obligations of the Company. The Company anticipates that the reorganization process will not result in the elimination of the interests of its common stockholders; however, it is anticipated that the interest of the current common stockholders in the Company will be substantially reduced.

     There can be no assurance that the plan of reorganization submitted by the Company will be confirmed. There also can be no assurance that, with or without a plan of reorganization, the Company can generate sufficient cash to sustain operations.

     The Company believes that a combination of several factors led to the need to reorganize under Chapter 11. For additional information regarding such factors and Chapter 11 proceedings, see "Item 1. Business--Summary and Recent Developments" and "Item 1. Business--Chapter 11 Proceedings."

     Going Concern Basis: The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include all of the consequences of the proceedings under Chapter 11 nor all adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, its obtaining the required regulatory approvals from the State of Nevada, including approvals by the gaming authorities, obtaining sufficient cash to fund all distributions and cash reserves required at the time the Plan becomes effective and achieving profitable operations and sufficient cash flows to meet future obligations required by the plan. The outcome of these matters is not presently determinable.

     LIQUIDITY AND CAPITAL RESOURCES

     Capital Resources: On January 25, 1995 through an underwritten public offering of its common stock, the Company raised approximately $3,747,000 net of underwriting discounts and commissions, and other direct offering costs in consideration for the issuance of 2,500,000 shares of Common Stock. The net proceeds have been used for debt service and other working capital purposes.

     On March 31, 1995, the Company sold, through a private placement to six purchasers, an aggregate of $1,706,250 principal amount of its 7.5% Convertible Subordinated Notes. The net proceeds of $1,566,000 have been used for debt service and other working capital purposes.

     Cash and cash equivalents, (including restricted amounts of $3,685,000 at December 31, 1994) decreased $3,520,000 to
     $3,572,000 at December 31, 1995. Net cash used by operating activities for the twelve months ended December 31, 1995 was approximately $656,000. Major uses of cash during 1995 included payment of $3,563,000 interest on the 1993 First Mortgage notes, payments of $3,475,000 applied to prior period income taxes and related interest, and loans aggregating $6,646,000 advanced to Native American Tribes in conjunction with completion and opening of the Spotlight 29 and the 7 Cedars Casino projects.

     Liquidity: Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. The substantial decrease in gaming revenues, operating results and cash flows experienced by the Four Queens in 1994 continued through 1995 principally resulting from traffic disruption caused by construction of the Fremont Street Experience attraction and related downtown infrastructure improvements.

     In addition, during the period from its opening on February 3, 1995 through December 31, 1995, 7 Cedars Casino incurred a significant cumulative net loss and an attendant decrease in working capital. Although the Company anticipated that gaming revenues would increase in the late spring and summer of 1995 as a result of increased tourist visitation to the Olympia Peninsula, gaming revenues, in fact, decreased during the summer months of 1995. Management believes the decrease is the result of reduced local population visitation resulting from competing outdoor activities, the opening of a competing Native American Casino in May 1995, certain road and bridge improvement projects that have disrupted visitation patterns to the casino, and finally, substantially lower than expected visitation by tourists. These events had a negative impact on the Company's liquidity.

     During the summer of 1995, to offset the effects of these events, the Company implemented certain cost containment measures and commencing November 13, 1995, reduced the days of operation at the 7 Cedars Casino to Wednesday through Sunday to bring the casino's cost structure more in line with customer volume.

          There is no assurance that 7 Cedars Casino will generate increased gaming revenues or have the capacity to further reduce costs to become profitable (See Note 4 to Consolidated Financial Statements for discussion regarding the Company's obligation to fund working capital to the 7 Cedars Casino).

          In addition to the impact of impaired results of operations, the Company's liquidity during the ten-month period ended October 31, 1995 was significantly affected by its substantial debt service obligations.

          During the remainder of 1995, the Company experienced less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and the opening of the Fremont Street Experience.





     RESULTS OF OPERATIONS

     1995 COMPARED TO 1994

          Total revenues, net of promotional allowances, decreased $5,733,000 (9.1%). Casino revenues, decreased $6,306,000 (13.6%), as compared to 1994. Promotional allowances, which are subtracted from gross revenues, decreased $837,000 (11.1%) in 1995 compared to 1994 for the same reasons.

          The decrease in casino revenues in 1995, as compared to 1994, consisted primarily of a $3,178,000 (20.1%)decrease in table game revenues and a $3,078,000 (10.1%) decrease in slot revenues. The decreases in table games revenues resulted from decreases in both volumes of play and win percentages. The decrease in slot revenues resulted from decreases in volumes of play. Overall, management believes that these decreases were primarily due to the disruption of traffic flow to downtown Las Vegas caused by construction of the Fremont Street Experience attraction and related infrastructure improvements and lower than expected hold percentages in table games.

        Hotel revenues increased slightly during 1995 due to a small increase in average room rate which was partially offset by a small decrease in occupancy. Food and Beverage revenues decreased $557,000 (4.4% in 1995) reflecting the lower volume of customer traffic during the period. Interest and other income was comparable with 1994.

          Total costs and expenses, excluding interest, depreciation amortization and provisions for losses on loans receivable from Native American Tribes, casino development costs and reorganization items decreased $3,342,000 (5.7%) in 1995 as compared to 1994. Casino costs and expenses decreased $3,161,000 (13.8%) primarily as a result of reduced casino payroll expenses resulting from cost containment programs and the decrease in casino volume. Hotel expenses increased $252,000 (3.3%).

          In 1995, food and beverage expenses decreased $240,000
     (3.8%), as compared to 1994 due to cost containment programs.

          Costs incurred as a result of taxes and license fees decreased $328,000 (4.7%) in 1995 with higher payroll taxes offset by lower gaming taxes expenses. Selling, general and administrative expenses decreased $507,000 (4.3%) from 1994 primarily as a result of reduced payroll expenses resulting from cost containment programs.

          In 1995, rent expenses increased $642,000 (19.4%) primarily because of an increase in gaming equipment leased under operating leases.

          Depreciation and amortization decreased 42,000 (1.1%) in 1995 primarily because the remaining unamortized balance of debt issue costs related to the 1993 First Mortgage Notes was charged to reorganization items at October 31, 1995 (See notes 1 and 8 of Notes to Consolidated Financial Statements).

          Interest on prior period income tax obligations decreased $295,000 primarily because of adjustment of accruals to lower effective rates for the year. Interest expense, excluding interest on prior period income taxes, decreased $1,080,000 (11.9%) because, in connection with the reorganization proceedings, interest subsequent to October 31, 1995 was only accrued on the $3,000,000 principal, 20% first mortgage notes. In addition, the unaccreted debt discount balance related to the 1993 First Mortgage Notes was charged to reorganization expense at October 31, 1995. Contractual interest not recorded since October 31, 1995 was $1,206,000.

          During the year ended December 31, 1995, the Company
     charged-off   $23,598,000 of loans receivable from Native American
     Tribes and wrote-off $2,323,000 of casino development costs related to Native American Casino projects (for additional information, see Note 4 of Notes to Consolidated Financial
     Statements.)

          For 1995, reorganization items consisted of the following:
     (in thousands)

          Professional fees                             $  293
          Write-off of debt issue costs                  2,695
          Write-off of original issue discount on debt   5,690
            Total reorganization items                  $8,678

     1994 COMPARED TO 1993

          Total revenues, net of promotional allowances, for 1994 decreased $4,146,000 or 6.2% as compared to 1993. Decreased casino revenue was the primary contributing factor to the overall decrease in revenues, a portion of which was attributable to the Company's renovation of approximately 300 of the 700 rooms at the Four Queens Hotel and Casino during the first quarter of 1994 and a portion of which was attributable to the discontinuation of a fee-based casino tour operator program in the second quarter of 1994. However, management believes that the primary reason for the decrease in revenue was that a portion of the Four Queens guests, as well as some of the guests of other downtown Las Vegas properties, spent at least part of their Las Vegas gaming and entertainment budgets at the recently opened properties on the Las Vegas Strip. Management's belief is supported by the fact that, in contrast to the decrease in Casino revenue, hotel occupancy at the Four Queens in 1994 increased to 92.7% from 92.4% for the prior year.


          As mentioned above, during 1994 casino revenue was affected most significantly and decreased $5,680,000 (10.9%), while Hotel revenue decreased $642,000 (6.5%). Food and Beverage revenue increased marginally by $198,000 (1.6%). Interest and Other revenue increased $1,252,000 primarily because of increased interest income from the investment of a portion of the proceeds of the First Mortgage Notes.

          The decrease in casino revenue from that in 1993 resulted primarily from a $3,502,000 (10.4%) decrease in gross slot revenue and a $2,372,000 (14.7%) decrease in gross table game revenue. Both the decrease in slot and table games revenue resulted from decreases in volume of play as well as win percentage. Compared to 1993, coin-in for slots decreased approximately 9.7% and the revenue as a percentage of coin-in decreased one tenth of a percentage point, while table game drop decreased about 7.8% and the revenue as a percentage of drop decreased six tenths of a percentage point in 1994.

          The decrease in Hotel revenue for 1994 as compared to the same period for 1993 was due in part to approximately 7,800 fewer room nights being available during the first quarter of 1994 due to refurbishment of the Four Queens and in part to a 1.4% decrease in the average daily rate per occupied room. In an effort to bolster lower Casino revenue, management implemented a special summer room rate to drive-in customers without advance reservations. While contributing to an increase in hotel occupancy in 1994 compared to 1993, the promotion effectively lowered the average daily room rate. Management discontinued the program in September 1994.

          Total costs and expenses, excluding interest and depreciation decreased $712,000 (1.2%) for 1994 as compared to 1993. Casino costs and expenses decreased $1,350,000 (5.6%) from 1993 primarily as a result of management's decision to eliminate a fee-based player program, run by a third party, that was no longer deemed profitable. The program was eliminated in April 1994, and resulted in a reduction in expense of approximately $1,047,000 from the prior year.

          Food and Beverage costs and expenses increased $782,000 (14.3%) for 1994 compared to 1993 due primarily to increased costs of goods on two loss leaders (prime rib and shrimp cocktail) in an effort to attract additional casino customers and thereby increased the number of meals served in the Four Queens' coffee shop by 5.1% in 1994. As a result of the effort to bolster Casino revenue, Food revenue increased marginally ($198,000) due to the increase in the number of meals served, but was offset to a great extent because the average price of a meal decreased approximately 6.1%. However, the volume increase at lower prices was responsible for an approximately 15.7% increase in the cost of sales. Management's evaluation of this program resulted in an increase in its loss leader pricing in late September 1994 in an effort to meet its objectives. Management will continue to monitor this program and may discontinue or modify it as necessary to achieve its objectives.

          Taxes and licenses decreased $204,000 for 1994 as compared to 1993 due primarily to lower gaming taxes as a result of the decrease in Casino revenue compared to 1993. This decrease was offset partially by increased payroll taxes as a result of added corporate and development company level staff and increased FICA due to tip rate adjustments imposed in January 1994 by the IRS.

          Interest expense increased $4,517,000 in 1994, substantially due to the impact of the additional debt incurred in connection with the 1993 First Mortgage Notes; the 1994 Mortgage Notes interest rate, which is higher than the rate for the retired bank debt (rates of 12.5% and 8.0%, respectively) that was repaid with a portion of the proceeds of the offering and the amortization of original issue discount associated therewith, and the impact on both periods of accrued interest on prior period tax obligation resulting from an audit by the IRS for the fiscal years ended January 31, 1980 through December 31, 1983 ($885,000 and $1,385,000, respectively).

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's Consolidated Financial Statements are listed and included under Item 14 of this Annual Report.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                           PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Name, Position with Company,                                  Year
     Principal Occupation                                          First
     and Other Directorships                                 Age   Elected
     Frank L. Burrell, Jr.                                    68      1991
       Chairman of the Company since January 1993;
       Managing General Partner since 1977 of
       Burrell & Co., a securities broker-dealer;
       Director of Home Federal Financial Corporation.

     Howard R. Carlson                                        74      1993
       Retired business and banking executive.

     Julian H. Levi                                           86      1978
       Professor of Law, University of California,
       Hastings College of Law, San Francisco, since 1978.

     Thomas E. Martin                                         53      1990
       President and Chief Executive Officer of the
       Company since January 1993 and May 1995, respectively; President and Chief Executive
       Officer of Four Queens, Inc. since March 1993.

     Robert A. McKerroll                                      65      1993
       Retired. President and Chief Executive Officer of Foothill Bank, Mountain View, California from 1987 to 1995.

          In addition to the executive officers of the Company who are also directors, the executive officers of the Company are as follows:

          Gary R. Acord was named Chief Financial Officer of the Company on April 1, 1995. Prior to joining the Company, for the past 15 years, Mr. Acord was associated with KPMG Peat Marwick LLP, where he was the managing partner of the firm's Las Vegas office and an audit partner in the firm's Pacific Southwest practice. Mr. Acord's practice focused on serving gaming industry clients both within and outside Nevada and he served as the leader of KPMG's International Gaming Practice. A certified public accountant in Nevada, California, Arizona and Mississippi, Mr. Acord is a member of the American Institute and Nevada Society of Certified Public Accountants. He serves on the Accounting Advisory Council of the University of Nevada, Las Vegas, the gaming committee of the Nevada Society of C.P.A.'s and the Board of Trustees of the Nevada Development Authority. Mr. Acord holds a master of accounting degree from the University of Arizona.

          John G. Cook was named Vice President-Facilities Management of the Company in July 1994. Mr. Cook has more than 40 years' experience in construction, design, engineering and construction management. He has supervised a broad variety of construction assignments covering commercial, industrial, and institutional projects. From August 1993 to July 1994, Mr. Cook served as a consultant to the Company in connection with the development of its Native American casino projects.

          Effective January 12, 1996, Ernest E. East, Vice President, General Counsel and Secretary resigned his positions with the Company.

     Committees and Meetings
          The Board of Directors has established an Audit Committee, an Executive Committee, a Finance Committee, a Personnel and Compensation Committee (the "Compensation Committee") and a Nominating Committee. The membership of such committees is determined from time to time by the Board of Directors.
     Currently, the Audit Committee consists of Professor Julian H. Levi (Chairman) and Messrs. Carlson and McKerroll. The Executive Committee consists of Frank L. Burrell, Jr. (Chairman) and Messrs. Martin and Carlson. The Finance Committee consists of Robert A. McKerroll (Chairman) and Gary R. Acord. The Compensation Committee consists of Howard R. Carlson (Chairman) and Messrs. Levi and McKerroll. The Nominating Committee consists of Professor Levi (Chairman) and Messrs. Burrell and Martin.

          The functions of the Audit Committee include reviewing the independence of the independent auditors, recommending to the Board of Directors the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, approving or ratifying each material professional service provided by independent auditors, considering the range of audit and non-audit fees, reviewing the scope and results of the Company's procedures for internal auditing and the adequacy of internal accounting controls and directing and supervising special investigations.

          The function of the Executive Committee is to meet periodically between regular meetings of the full Board of Directors and to take any and all required action at such meetings so as to carry out and perform the duties of the Board to the fullest extent permitted by the By-Laws of the Corporation and by law.

          The primary function of the Finance Committee is to provide an oversight discipline to the Company's operating performance with particular emphasis on cash needs and availability through monitoring such cash availability and needs on unconsolidated and consolidated bases in time horizons of (a) 1-30 days, (b) 31-180 days, and (c)beyond 180 days up to one year. In addition, the Committee monitors the Company's operating performance through monthly reports against approved operating plan and budgets.

          The functions of the Compensation Committee include reviewing and establishing the general employment and compensation practices and policies of the Company and approving procedures for the administration thereof. The Compensation Committee also establishes the awards under and administers the Incentive Plan for Senior Executives. The Compensation Committee also makes recommendations to the Board of Directors respecting the grant of options under the Company's 1991 Stock Option Plan, the 1993 Long-Term Stock Incentive Plan and administers such plans.

          The functions of the Nominating Committee including advising the Board of Directors on matters concerning the selection of candidates as nominees for election as director. Stockholders who wish to recommend qualified candidates to the Board of Directors should write to the Secretary of the Company, stating in detail the candidate's qualifications. All such recommendations will be brought to the attention of the Nominating Committee.

          In 1995, the Board of Directors held 13 meetings and took action by written consent 3 times, the Audit Committee held 3 meetings, the Executive Committee held 6 meetings, the Finance Committee held 6 meetings, the Compensation Committee held 5 meetings, and the Nominating Committee did not meet in 1995. Each director attended more than 75% of the aggregate number of meetings of the Board and the committees, if any, on which he served in 1995.

     Director's Fees

          Each non-employee director of the Company receives an annual fee of $25,000. The Executive Committee is paid $12,000 per year for up to 12 meetings. Over 12 meetings, the fee is $1,000 per meeting. The Finance Committee is paid $6,000 per year for up to 12 meetings. Over 12 meetings, the fee is $500 per meeting. Audit, Compensation and Nominating Committee chairs and members are paid an additional fee of $5,000 and $2,500, respectively, for service as such. All fees are payable in four equal quarterly installments which will be accelerated in the event of a change in control of the Company. In addition, directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

     ITEM 11 . EXECUTIVE COMPENSATION

          The following table provides certain summary information concerning compensation paid to Frank L. Burrell, Jr., the Company's Chairman during the three years ended December 31, 1995, and each of the other executive officers whose total annual salary and bonus exceeded $100,000 in such year.

                    Annual Compensation         Long Term Compensation Awards
                                             Securities          All Other
Name and Principal                           Underlying          Compensation
Position       Year  Salary ($)   Bonus($)    Options (#)            ($)

Frank L.
 Burrell, Jr., 1995  228,235       -0-          -0-               2,310(1)
 Chairman      1994  227,991       -0-       100,000              2,310(1)
               1993  118,750     50,000      150,000                 -0-

Thomas E.
 Martin,       1995  343,344       -0-          -0-              2,310(2)
 President     1994  346,606       -0-       200,000             2,310(2)
 and Chief     1993  238,377    100,000      300,000                -0-
 Executive
 Officer

Gary R. Acord,  1995  202,092       -0-       100,000                -0-(3)
Senior Vice
  President-Finance

Ernest E. East,1995  183,350       -0-          -0-                 -0-(4)
Vice President 1994   22,597       -0-       100,000                -0-
and General
Counsel

John G. Cook,  1995 126,664        -0-          -0-                1,380(5)
Vice President 1994  69,508        -0-        50,000                  -0-
Facilities
Development


     (1) Mr. Burrell received compensation for matching contributions under the Company's 401 (k) Plan. Mr. Burrell served as Chief Executive Officer until May 11, 1995.

     (2) Mr. Martin received compensation for matching contributions under the Company's 401 (k) Plan.

     (3) Mr. Acord joined the Company as Senior Vice President-Finance in April 1995.

     (4) Mr. East joined the Company as Vice President and General Counsel in November 1994. Effective January 12, 1996, Mr. East resigned his position with the Company.

     (5) Mr. Cook received compensation for matching contributions under the Company's 401 (k) Plan.

     Option Grants in Last Fiscal Year Table

          The table below sets forth certain information regarding options granted to each of the named executive officers of the Company during 1995.

              Individual Grants

              Percentage of                                Potential
              Total Number                                 Realizable Value
              of Options                                   at Assumed Annual
              Securities     Granted to  Exercise          Rates of Stock
              Underlying     Employees   or Base           Price Appreciation
              Options        in Fiscal   Price  Expiration for Option Term
     Name     Granted (#)(1) Year        ($/sh) Date       5%($)    10%($)
     Gary R.
       Acord  100,000         58%        1.25   4/1/05     78,612   199,218


     (1) The options granted have a 10-year term and vest on a schedule of one-third of the options in each of the three successive years following the grant. The exercise price is the fair market value on the date of grant.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

          The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1995. No stock appreciation rights have been granted by the Company.

                                             Number of       Value of
                                             Securities      Unexercised
                                             Underlying      In-the-Money
                                             Unexercised     Options at
                                             Options at      FY End ($)(1)
                   Shares                    FY End (#)
                   Acquired     Value
                   on           Realized Exer-    Unexer-  Exer-   Unexer-
  Name             Exercise(#)  ($)      cisable  cisable  cisable cisable
  Frank L.
   Burrell, Jr.      -0-         -0-     133,000   117,000   -0-     -0-

  Thomas E. Martin   -0-         -0-     266,667   233,333   -0-     -0-

  Gary R. Acord      -0-         -0-       -0-     100,000   -0-     -0-

  Ernest E. East     -0-         -0-      33,333    66,667   -0-     -0-

  John G. Cook       -0-         -0-      16,667    33,333   -0-     -0-

     (1) Value of outstanding stock options equals the fair market value for the underlying securities at year-end, minus the exercise price of "in-the-money" options.

     Employment Contracts and Termination of Employment and
     Change-of-Control Arrangements

          In March 1993, the Company adopted an Amended and Restated Senior Executive Severance Plan (the "Severance Plan"). Pursuant thereto, the Company has entered into severance agreements with Messrs. Burrell and Martin as of same date and Mr. Acord as of April 1, 1995. Under such agreements, all such officers will receive an amount equal to two times their respective annual salaries, in each case, thirty days after termination (subject to certain limitations) if such termination occurs within two years after a change of control of the Company. The Severance Plan also provides that a covered officer may "put" to the Company any stock options theretofore granted to him under the Company's option plans in return for cash payments equal to the difference (if greater than zero) between the "fair market value" (as defined in the relevant option plan) and the exercise price per share of such options. These agreements are subject to revision pursuant to the terms of the Stipulation with the Bondholders Committee provided Bankruptcy Court approval is obtained. See "Item 1. Business--Chaper 11 Proceedings--Plan of Reorganization."

          For purposes of the Severance Plan and related agreements, the term "change in control" means the occurrence of any of the following events: (1) any person becomes the beneficial owner of 20% or more of the combined voting power of the Company's outstanding securities entitled to vote in an election of directors, (2) a merger or other business combination with, or sale of substantially all of the assets of the Company to, another entity or (3) persons who are disinterested directors of the Company cease to constitute a majority of the Board of Directors of the Company. "Disinterested director' means any director who served as a director for the 24-month period preceding a change in control and is not affiliated with any person who causes or participates in causing a change in control, and any director prior to the change in control who was initially appointed or elected upon the recommendation of a majority of the disinterested directors then on the Board and is designated a disinterested director by the Board.

     Compensation Committee Report on Executive Compensation

          The duties of the Compensation Committee are to establish the salaries of the company's executive officers; to exercise the authority of the Board of Directors concerning the Company's benefit plan; to administer the Company's stock option plans; to make recommendations to the Board of Directors concerning salary increases and bonus awards for the Company's executives, including the Chairman and the President/Chief Executive Officer; and to advise the Board of Directors on other compensation and benefit matters. The members of the Compensation Committee are Messrs. Carlson (Chairman), Levi and McKerroll.

          The Company's fundamental philosophy and policy is to provide a total compensation program which will enable the Company to attract, retain and motivate the high-caliber management team needed to achieve the Company's longer-term objectives. Accordingly, each executive's compensation package is comprised of four elements: (i) base salary, which represents competitive pay within the gaming and hospitality industry for a comparable level of responsibility and reflects individual performance; (ii) annual variable performance awards payable in cash, which are tied to the Company's achievement of financial goals and individual performance; (iii) stock-based incentive awards which strengthen the mutual interests of the executive officers and the shareholders; and (iv) a cost effective and tax efficient benefits package to provide security for officers and their families. It is the Company's objective to pay "market rate" base salaries (i.e. at the 50th percentile) and to pay above the market rate through variable compensation vehicles (incentives and stock), contingent upon the Company's performance and results attained.

          Base Salary. The base salary of each officer is set on the basis of the salary level in effect for comparable positions within the Company's peer group (i.e. market or 50% percentile) and personal performance. The factors considered when measuring personal performance of an executive officer include, but are not limited to, the Company's performance, the executive's departments and personal performance. The executive's departments are evaluated by reviewing performance to budget and goals, including such factors as profit. Other factors may include development and retention of staff as well as the review of all audit reports.

          Due to the Company's financial performance, base salaries were reduced by 5% and a salary freeze was instituted effective October 5, 1994 which will remain in effect through March 31, 1996.

          Annual Incentive Compensation. The executive officers are eligible to receive an annual cash bonus under the Incentive Plan for Senior Executives. Receipt of a bonus depends upon the Company's attainment of budgeted net income targets. Once the threshold target is met, the bonuses are as follows:

          Amount of Bonus          Net Income Target
          25% of base salary       net income targeted
          30% of base salary       target + $  750,000
          35% of base salary       target + $1,500,000

          Because the net income target for 1995 was not attained, no bonuses were awarded to executives under this plan.

          In addition to the bonus plan, the Compensation Committee may, at its discretion, award cash bonus awards to executive officers based on individual performance, considering such factors as extraordinary efforts or results. No discretionary bonuses were awarded during 1995.

          Long-Term Incentive Compensation. The 1993 Long-Term Stock Incentive Plan provides for grants of Company securities to executives and other key individuals in the form of stock options, SARs, stock units or restricted shares. The Compensation Committee grants stock options to attract new executives to the Company and to retain current officers. The grants are designed to align the interests of the executive officers with those of shareholders and ensure long-term commitment to the Company. Each stock option grant allows the executive to acquire the Company's common stock at a fixed price per share (the market price on the date of grant) over a specified period of time (up to 10 years). Accordingly, the option will provide a return to the executive officer only if the market price of the Company's common stock appreciates over the option term. The number of options historically awarded was compared to the option grants of the Company's industry. The Company's practices with regard to stock option awards and holdings were found to be below market when compared with practices within the industry peer group.

          Competitive grant guidelines were used to determine the size of combined regular and retention grants. Individual grants were targeted slightly below the 50th percentile of competitive practices. Grants are not based on the past performance of the Company. No SARs, stock units, restricted stock or long term incentive plan payouts were made during 1995.

     Chief Executive Officer's Compensation

          During 1995, Mr. Martin, who prior to May, 1995, was Chief Operating Officer of the Company, was paid a base salary of $360,000, which was reduced by 5% in October 1994 due to the financial performance of the Company. Upon becoming Chief Executive Officer on May 11, 1995, Mr. Martin continued to receive that same salary. In setting Mr. Martin's salary, the Compensation Committee considered the market survey and personal performance. The Committee believes that Mr. Martin's salary is fair and appropriate in light of the obligations and responsibilities of the Chief Executive Officer. Mr. Martin was not awarded any cash bonuses during 1995. Mr. Martin received no grants of options in 1995.

                              COMPENSATION COMMITTEE
                              Howard R. Carlson, Chairman
                              Julian H. Levi
                              Robert A. McKerroll

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT
          The following table sets forth the names and addresses of
     all persons who beneficially owned, to the knowledge of the Company, more than 5% of the outstanding shares of Common Stock on December 31, 1995, and the number of shares beneficially owned by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group. Shares are beneficially owned by a person if he or she currently owns such shares or has or will have the right to acquire such shares within 60 days of December 31, 1995. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
                                               Beneficial Ownership
                                                 of Common Stock
                                        Number of              Percent
Name and Address of Owner               Shares                 of Class
Frank L. Burrell, Jr.                        1,475,500(1)        9.3%
  c/o Elsinore Corporation
  202 Fremont Street
  Las Vegas, NV  89101

Cundill Value Fund, Ltd.                        803,900(2)       5.1%
  1200 Sun Life Plaza
  1100 Melville Street
  Vancouver, B.C.  V6E 4A6

Goldsmith Financial Corporation               1,204,030(3)       7.6%
  11350 McCormick Road, Suite 200
  Hunt Valley, Maryland  21031

Mojave Partners, L.P.                        1,053,417(4)        6.6%
  181 Maple Street
  Stowe, Vermont  05672

Howard R. Carlson                               10,000(5)        *

Julian H. Levi                                   2,112           *

Thomas E. Martin                               322,667(6)        2.0%

Robert A. McKerroll                               6,000          *

All directors and executive
  officers as a group(10)                    2,068,279(7)        13.0%

     *    Less than one percent.
     (1) Includes 133,000 shares subject to immediately exercisable options.
     (2) Based solely on information set forth in Schedule 13D and amendments thereto jointly filed with the Securities and Exchange Commission by Peter Cundill & Associates (Bermuda) Ltd. ("PCB") and Cundill Value Fund, Ltd. ("Value Fund") through December 31, 1995. Pursuant to an agreement between PCB and Value Fund, PCB has sole voting power, and PCB and Value Fund share dispositive power, of such shares. PCB's address is Clarendon House, Church Street, Hamilton, Bermuda.
     (3) Based solely on information set forth in Schedule 13D and amendments thereto filed with the Securities and Exchange Commission by Goldsmith Financial Corporation through December 31, 1995.
     (4) Based solely on information set forth in Schedule 13D and amendments thereto filed with the Securities and Exchange commission by Mojave Partners, L.P. through December 31, 1995. Includes 122,382 shares of Common Stock subject to immediately exercisable warrants at an exercise price of $5.50 per share.
     (5) Consists of 10,000 shares held by the Howard R. and Jeanne M. Carlson Trust.
     (6) Includes 266,667 shares subject to immediately exercisable options.
     (7) Includes 426,667 shares subject to immediately exercisable options.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

     Performance Graph

          The Commission requires that the Company include in this Form 10K a graphical comparison of the Company's cumulative five-year shareholder returns on an indexed basis with (i) a broad equity market index and
     (ii) and industry index or peer group. Set forth below is a line graph (table) comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the Dow Jones Equity Market Index and the Entertainment & Leisure Index for the five years ended December 31, 1995. "Total return," for the purpose of the graph, assumes reinvestment of all dividends.






        Comparison of Five Year Cumulative Total Return for Elsinore Corporation, the Dow Jones Equity Market Index and the
                Entertainment and Leisure Index.

     Elsinore Corporation
     Equity Growth
     December 31, 1995

                                                              No.of
           No.of shares     Market value     Total Market    shares
             o/s at 12/31     at 12/31            Value       per $100

     1990     12,067,950      $1.5625         $18,856,172       64
     1991     12,017,164       0.75             9,012,873      133
     1992     12,017,164       0.9375          11,266,091      107
     1993     12,062,164       4.625           55,787,509       22
     1994     13,135,214       1.9375          25,449,477       52
     1995     15,891,793       0.6875          10,925,608      145


     Value of     Dow Jones    Index for    Dow Jones   Index for
     invest at    Equity        100 at        E&L        100 at
     each YE      Index          base       Index         base
     1990  100    305.594        100        268.766       100
     1991   48    391.906        128        327.813       122
     1992   60    413.297        135        402.234       150
     1993  296    442.19         145        501.34        187
     1994  124    433.07         142        450.64        168
     1995   44    581.43         190        590.09        220

     Other 1995 Matters

          SEC regulations require the Company to identify the names of persons who failed to file or filed a late report under Section 16 of the Securities Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16 require directors and officers to report changes in ownership in the Company's securities. Mr. Gary R. Acord inadvertently failed to file an initial Form 3 stating no beneficial ownership of Company securities as of the date he was hired. There has been no reportable activity with respect to Mr. Acord's security ownership since he was hired in April 1995. This statement has since been reported on Form 5 for 1995.














                          PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

                                                  Page
                                                 Number
     A. Documents filed as part of this report on behalf of Elsinore Corporation and Subsidiaries:

       (i)     Financial Statements:

          Independent Auditors' Report                      F-1

          Consolidated Balance Sheets,
            December 31, 1995 and 1994                      F-2

          Consolidated Statements of Operations,
            Years Ended December 31, 1995, 1994 and 1993    F-4

          Consolidated Statements of Cash Flows,
            Years Ended December 31, 1995, 1994 and 1993    F-5

          Consolidated Statements of Shareholders'
            Equity, (Deficit), Years Ended
            December 31, 1995, 1994 and 1993                F-7

          Notes to Consolidated Financial Statements        F-8

     (ii) Financial Statement Schedules:

          All Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to the Consolidated Financial Statements.

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

     10.7* Lease, dated January 1, 1978, between Finley Company and the Company [10.7](2)

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

     10.28* Loan Agreement dated November 11, 1993, by and between Twenty-Nine Palms Band of Mission Indians and the Partnership [10.28](5)

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

     10.37* Amendment No. 1, dated as of April 21, 1994, to Warrant Agreement, dated as of October 8, 1993, among the Company and First Trust National Association, as warrant agent [10.2](6)


     10.38* Indenture, dated as of October 8, 1993, by and among Elsinore Corporation, the Guarantors named therein and First Trust National Association, as trustee, including the form of Series B Note registered on Form S-4 dated January 6, 1994. [10.2](3)

     10.39* Escrow and Disbursement Agreement, dated as of October 8, 1993, among the Company, First Trust National Association and First Interstate Bank of Nevada, N.A., as escrow agent. [10.6](3)

     10.40* Pledge Agreement, as of dated October 8, 1993, from the Company and ELSUB Management Corporation to First Trust National Association [10.7](3)

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

     10.52* Amendment to Agreement, dated January 4, 1994, between Jeanne Hood, the Company and Four Queens, Inc. [10.52](11)

     10.53* Employment Agreement, dated December 5, 1994, between Rudy Prieto and the Company. [10.53] (11)

     10.54* Employment Agreement, dated July 1994, between John Cook and the Company. [10.54.](11)

     10.55* 1993 Long Term Stock Incentive Plan, as amended and restated on July 1, 1994. [10.55] (11)

     10.56* Restated and Amended Elsinore Corporation Senior Executive Severance Plan, dated as of March 15, 1993 [10.56] (12)

     10.57* Form of Senior Executive Severance Agreement by and between the Company and certain senior executives. [10.57] (12)

     10.58* Amendment No. 2 to Operating Agreement of Nashville Nevada L.L.C., effective as of September 30, 1994, by and among the Company, Mojave Gaming, Inc., Mojave Valley Resort Casino Company, and Nashville Nevada, L.L.C. [10.58] (12)

     10.59* Note Purchase Agreement, dated as of March 30, 1995, between the Company and Magnolia Partners, L.P., a Delaware limited partnership. [10.59] (12)

     10.60* Common Stock Registration rights Agreement, dated as of March 31, 1995, between the Company and Magnolia Partners, L.P. [10.60] (12)

     10.61* Note Purchase Agreement, dated as of March 30, 1995, between the Company and Mojave Partners, L.P., a Delaware limited partnership. [10.61] (12)

     10.62* Common Stock Registration Rights Agreement, dated as of March 31, 1995, between the Company and Mojave Partners, L.P. [10.62] (12)

     10.63* Note Purchase Agreement, dated as of March 30, 1995, between the Company and G & O Partners, L.P., a Delaware limited partnership. [10.63] (12)

     10.64* Note Purchase Agreement, dated as of March 30, 1995, between the Company and GroRan LLC1, a Delaware limited liability company. [10.64] (12)

     10.65* Note Purchase Agreement, dated as of March 30, 1995, between the Company and Paul Orwicz. [10.65] (12)

     10.66* Note Purchase Agreement, dated as of March 30, 1995, between the Company and David Ganek. [10.66] (12)



     10.67* Common Stock Registration Rights Agreement, dated as of March 31, 1995, between the Company and G & O Partners, L.P., GroRan LLC1, Paul Orwicz and David Ganek. [10.67] (12)

     10.68* Stock Pledge Agreement, dated March 31, 1995, by and among the Company, Magnolia Partners, L.P., Mojave Partners, L.P., G & O Partners, L.P., GroRan LLC1, Paul Orwicz and David Ganek. [10.68]
     (12)

     10.69* Information Statement of Elsinore Corporation dated June 16, 1995, regarding the Consent to Waiver of Compliance and Amendment of the Indenture governing its 12.5% First Mortgage Notes due 2000, as amended by the Supplemental Information Statement dated June 23, 1995. [10.1] (13)

     10.70* Supplemental Indenture No. 3 dated as of June 30, 1995, by and among the Company, the Guarantors named therein, and First Trust National Association, as Trustee on behalf of the First Mortgage Noteholders. [10.2] (13)

     10.71* Amendment No. 2 dated as of June 23, 1995, to the Note and Stock Purchase Agreement by and among the Company, each Guarantor named therein and each Mortgage Noteholder. [10.3] (13)

     10.72* Waiver of Compliance and Agreement to Amend Promissory Notes, each dated as of June 30, 1995, by and among the Company and each Convertible Noteholder. [10.4] (13)

     21.1    List of Subsidiaries

     23.1    Consent of KPMG Peat Marwick LLP

     27.1    Financial Data Schedules

     99.1*       Voluntary Petition for Bankruptcy Pursuant to Chapter 11
               of the Bankruptcy Code dated October 31, 1995.[99.2](14)

     99.2    Olympia Gaming Corporation Voluntary Petition for
               Bankruptcy Pursuant to Chapter 11 of the bankruptcy
                 Code dated October 31, 1995

     * Previously filed with the Securities and Exchange Commission as exhibits to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part of hereof:

        (1)    Annual Report on Form 10-K for the year ended
                    December 31, 1991
        (2)    Annual Report on Form 10-K for the year ended
                    December 31, 1992
        (3)    Current Report on Form 8-K dated October 19, 1993
        (4)    Current Report on Form 8-K dated November 12, 1993
        (5)    Annual Report on Form 10-K for the year ended December
                    31, 1993
        (6)    Current Report on Form 8-K dated April 28, 1994
        (7)    Registration Statement on Form S-4 filed January 6,
                    1994
        (8)    Current Report on Form 8-K dated October 24, 1994
        (9)    Registration Statement on Form S-2 filed October 24,
                    1994
       (10)    Amendment No. 2 to Registration Statement on Form S-2
                    filed December 23, 1994
       (11)    Registration Statement on Form S-4 filed January 23,
                    1995
       (12)    Annual Report on Form 10-K for the year ended December
                    31, 1994
       (13)    Current Report on Form 8-K dated July 7, 1995

       (14)    Current Report on Form 8-K dated November 7, 1995

     B.        Reports on Form 8-K

               During the fourth quarter of 1995, the Company filed the following Current Report on Form 8-K:

               Form 8-K dated November 7, 1995 (regarding initiation of bankruptcy proceedings.)

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

                              ELSINORE CORPORATION
                              (Registrant)


                              By:    /s/ Thomas E. Martin
                              THOMAS E. MARTIN, President

     Dated: March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 29, 1996.


     /s/ Frank L. Burrell, Jr.             /s/ Howard Carlson
     Frank L. Burrell, Jr.                  Howard Carlson
     Chairman of the                        Director
       Board of Directors


     /s/ Julian H. Levi                    /s/ Robert A. McKerroll

     Julian H. Levi                        Robert A. McKerroll
     Director                              Director


     /s/ Thomas E. Martin               /s/ Gary R. Acord
     Thomas E. Martin                   Gary R. Acord
     President and Director             Treasurer, Chief Financial
     (Chief Executive Officer)          Officer and Chief Accounting
                                        Officer

















               Independent Auditors' Report

     The Board of Directors and Shareholders
     Elsinore Corporation, Debtor-In-Possession

     We have audited the consolidated balance sheets of Elsinore Corporation and subsidiaries, Debtor-In-Possession, as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries, Debtor-In-Possession, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on October 31, 1995 the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United
     States Bankruptcy Code. This event and circumstances relating to this event, including the Company's significant losses from operations, net capital deficiency and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the ability to formulate a Plan of Reorganization which will gain approval of the creditors and shareholders and confirmation by the Bankruptcy Court, achieve satisfactory levels of future operating results and cash flows and obtain additional equity. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                 KPMG Peat Marwick LLP
     Las Vegas, Nevada
     March 29, 1996                   F-1



     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                Consolidated Balance Sheets
          December 31, 1995 and December 31, 1994
                  (Dollars in Thousands)


                                                       1995           1994

                             Assets

 Current Assets:
   Cash and cash equivalents                        $  3,572       $  3,407
   Accounts receivable, less allowance for
     doubtful accounts of $201 and $214,
     respectively                                        729            742
   Inventories                                           248            396
   Prepaid expenses                                    1,029          1,659
       Total current assets                            5,578          6,204

 Cash and cash equivalents - restricted                 -             3,685
 Notes and other loans receivable from Native
    American Tribes(note 4)                             -            16,952
 Property and equipment, net(note 5)                  25,473         28,341
 Leasehold acquisition costs, net of accumulated
    amortization of $4,691 and $4,485,
     respectively                                      2,148          2,354
 Casino development costs(note 4)                        -            1,250
 Investment in Fremont Street Experience,LLC           3,000          3,000
 Other assets(note 6)                                    902          5,529

                                                    $ 37,101       $ 67,315





















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Consolidated Balance Sheets (continued)
            December 31, 1995 and December 31, 1994
                     (Dollars in Thousands)


                                                      1995        1994

               Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                     $   676     $    -
  Accrued interest                                         100          -
  Accrued expenses(note 7)                               5,352          -
  Current portion of capital lease obligations
    (note 12)                                               54          -
       Total current liabilities                         6,182          -

Prepetition liabilities not subject to compromise:
  Long-term debt, subject to demand for
    acceleration, net of unaccreted discount(note 8)     2,902          2,687
  Capital lease obligations, net of current
    portion(note 12)                                     1,531          1,349
      Total                                              4,433          4,036

Prepetition liabilities subject to compromise:
  Accounts payable                                       4,070          2,088
  Prior period income taxes and related
   interest (note 9)                                     2,985          5,870
  Accrued interest                                       4,419          2,063
  Accrued expenses(note 7)                                  28          4,568
  Long-term debt subject to
    demand for acceleration(note 8)                     58,425         50,354
      Total                                             69,927         64,943

      Total liabilities                                 80,542         68,979

Shareholders' deficit(note 10):
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 and 13,135,214
    shares, respectively                                    16             13
  Additional paid-in capital                            65,315         61,346
  Accumulated deficit                                 (108,772)       (63,023)
       Total shareholders' deficit                     (43,441)       ( 1,664)

Commitments and contingencies (notes 4, 11 and 12)
                                                      $ 37,101       $ 67,315

          See accompanying notes to consolidated financial statements.

               Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                       Consolidated Statements of Operations
                 Years Ended December 31, 1995, 1994 and 1993
                (Dollars in Thousands, Except Per Share Amounts)




                                         1995           1994            1993
Revenues, net:
 Casino                               $ 39,964       $ 46,270       $ 51,950
 Hotel                                   9,564          9,234          9,876
 Food and beverage                      12,136         12,693         12,495
 Interest and other                      1,983          2,020            768
 Promotional allowances                 (6,674)        (7,511         (8,237)

                                        56,973         62,706         66,852

Costs and Expenses:
 Casino                                 19,705         22,866         24,216
 Hotel                                   7,897          7,645          7,657
 Food and beverage                       6,010          6,250          5,468
 Taxes and licenses(note 14)             6,627          6,955          7,159
 Selling, general and administrative    11,385         11,892         11,980
 Rents                                   3,955          3,313          3,153
 Provision for losses on loans
  receivable from Native American
  Tribes (note 4)                       23,598            -               -
 Casino development costs (note 4)       2,323            -               -
 Depreciation and amortization           3,948          3,990          3,393
 Interest (contractural interest for
   1995 of $9,212)(note 8)               8,006          9,086          4,069
 Interest, prior period income tax
  obligation(note 9)                       590            885          1,385

                                        94,044          72,882        68,480

    Loss before reorganization items   (37,071)        (10,176)       (1,628)
  Reorganization items(note 2)          (8,678)           -               -
     Loss before income taxes and      (45,749)        (10,176)       (1,628)
       extraordinary item

Income taxes(note 9)                      -               -            ( 624)
    Loss before extraordinary item     (45,749)        (10,176)       (2,252)
Extraordinary item(note 15)               -                735          (285)

     Net loss                         $(45,749)        $(9,441)      $(2,537)

Loss per common share:
  Loss before extraordinary item      $  (2.95)        $ (0.84)      $ (0.19)
  Extraordinary item                       -              0.06         (0.02)
                                      $  (2.95)        $ (0.78)      $ (0.21)


Weighted average number of common
  shares outstanding                 15,511,983      12,106,778     12,049,430

See accompanying notes to consolidated financial statements.








  Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
             Consolidated Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993
                     (Dollars in Thousands)

                                              1995         1994         1993


Cash flows from operating activities:
  Net loss                                $(45,749)    $ (9,441)     $ (2,537)

Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization            3,948        3,990         3,393
    Accretion of discount on long-term debt  1,170        1,171           259
    Provision for loss on loans receivable
      from Native American Tribes           23,598          -             -
    Write-off of casino development costs    2,323          -             -
    Write-off of Fremont Street Experience
     operating costs                           525          -             -
    Loss on disposition of property and
     equipment                                 -            -             100
    Extraordinary item on extinguishment
     of debt                                   -           (735)          285
    Reorganization items                     8,678          -             -
    Accrued expenses                         5,352          -             -
    Change in other assets and liabilities,
      net                                    3,111         (227)         (982)
    Liabilities subject to compromise:
      Accounts payable                       1,982         (204)         (177)
      Prior period income taxes
       and related interest                 (3,475)         (50)           -
      Accrued interest and other
       expenses                             (2,119)       2,059         3,324
        Total adjustments                   45,093        6,004         6,202
          Cash provided by (used in)
            operating activities              (656)      (3,437)        3,665

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                         (6,646)     (15,908)       (1,044)
  Casino development costs                  (1,073)        (302)         (690)
  Investment in Fremont St. Experience LLC    (525)      (1,122)       (1,878)
  Capital expenditures                        (148)      (4,364)       (2,511)
          Cash used in investing
            activities                      (8,392)     (21,696)       (6,123)






See accompanying notes to Consolidated Financial Statements.






  Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Consolidated Statements of Cash Flows (Continued)
          Years Ended December 31, 1995, 1994 and 1993
                     (Dollars in Thousands)

                                              1995         1994         1993



Cash flows from financing activities:
  Issuance of long-term debt                 1,706        3,000        60,208
  Principal repayments of long-term debt       (62)        (204)      (31,773)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions and other direct costs       3,747           15            45
  Debt issuance costs                         (140)      (1,416)       (3,071)
  Modification of capital lease obligation     277          -            -
          Cash provided by
            financing activities             5,528        1,395        25,409
Decrease in cash and cash equivalents       (3,520)     (23,738)       22,951
Cash and cash equivalents at beginning of
  period                                     7,092       30,830         7,879
Cash and cash equivalents at end of period
  (Including restricted amounts of $3,685 and
   $25,716 at December 31, 1994 and 1993,
  respectively)                           $  3,572     $  7,092     $  30,830

Supplemental Disclosures of Cash Flow Information:

The Company paid $3,998,000, $7,750,000 and $2,270,000 for interest in 1995,
1994 and 1993, respectively, and $3,475,000, $50,000 and $20,000 for income taxes in 1995, 1994 and 1993, respectively.

Supplemental Schedule of Non-Cash Financing and Investing Activities:

The Company acquired equipment in the amount of $613,000 in 1993 through short-term installment purchase contracts.

The Company reduced equipment and related accumulated depreciation by $0, $1,909,000, and $195,000 to reflect the write-off of fully depreciated assets taken out of service during 1995, 1994 and 1993, respectively.

In connection with the Private Placement in 1993 of the Company's 12.5% First Mortgage Notes due 2000, the Company recorded a discount on the First Mortgage Notes and increased additional paid-in capital by $7,241,000, the fair market value of the stock purchase warrants issued with the notes.

In connection with the supplemental issuance in 1994 of 750,000 stock purchase warrants, the Company recorded a discount on the First Mortgage Notes and increased additional paid-in capital by $1,125,000, the fair market value of the stock purchase warrants.

In connection with the Private Placement in 1994 of the Company's 20.0% Mortgage Notes due 1996, the Company recorded a discount on the Notes and increased additional paid-in capital by $268,000, the fair value of the 126,050 shares of common stock issued with the notes.

In 1995, the holders of Convertible Notes with a face amount of $281,250 effected conversion of the notes into 256,579 shares of the Company's common stock.

  See accompanying Notes to Consolidated Financial Statements

           Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Consolidated Statements of Shareholders' Equity (Deficit)
                   Years Ended December 31, 1995, 1994 and 1993
                              (Dollars in Thousands)
                                Common       Common    Paid-in       Accumulated     Treasury
                                Shares       Stock     Capital       Deficit         Stock     Total
Balance, December 31, 1992      12,025,017   $ 12      $ 50,930      $ (51,045)      $(79)     $(   182)

  Issuance of treasury stock        45,000      -           (22)             -         67            45

  Proceeds from issuance of
   long-term debt allocated
   to stock purchase
   warrants (note 8)                     -      -         7,241              -          -         7,241

   Net Loss                              -      -             -         (2,537)         -        (2,537)

Balance, December 31, 1993      12,070,017     12        58,149        (53,582)       (12)        4,567

  Issuance of stock purchase
  warrants to First mortgage
  noteholders (note 8)                   -      -         1,125              -          -         1,125

  Issuance of 17,000 shares,
  including 7,853 shares held
  in treasury, upon exercise
  of stock options                  9,147       -             3              -         12            15

  Issuance of shares as partial
  consideration for debt
  (note 8)                        126,050       -           268              -          -           268

  Issuance of shares in
  exchange for First mortgage
  notes (notes 8 and 15)          930,000       1         1,801              -          -         1,802

  Net loss                              -       -             -         (9,441)         -        (9,441)

Balance, December 31, 1994     13,135,214      13        61,346        (63,023)         -        (1,664)

  Issuance of shares(note 10)   2,500,000       3         3,744              -          -         3,747

  Issuance of shares upon
  partial conversion of
  7.5% convertible notes
  (note 8)                        256,579       -           225              -          -           225

  Net loss                              -       -             -        (45,749)         -       (45,749)

Balance, December 31, 1995     15,891,793    $ 16      $ 65,315      $(108,772)       $ -      $(43,441)


   See accompanying notes to consolidated financial statements.


















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1995, 1994 and 1993

     1.   Reorganization Under Chapter 11, Liquidity and Financial
           Condition

     On October 31, 1995, Elsinore Corporation and certain subsidiaries filed voluntary petitions (the "Chapter 11 filing") in the United States Bankruptcy Court for the District of Nevada (the
     "Bankruptcy Court") seeking to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On
     November 10, 1995, Olympia Gaming Corporation, a wholly-owned subsidiary, filed a voluntary Chapter 11 petition in the same court. The Company is operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

     Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

     On February 28, 1996, the last day of the 120 day period within which the Company had the exclusive right to do so, the Company filed a plan of reorganization (the "Plan") and accompanying disclosure statements (see below). The Company has 60 days to obtain necessary acceptances of the Plan. Such period may be extended at the discretion of the Bankruptcy Court, but only on a showing of good cause. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of the Plan requires approval of the Bankruptcy Court and affirmative vote (i.e. 50% of the number and 66-2/3% of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the Plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of the Plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to achieve acceptance of the Plan within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances thereof.

     There can be no assurance that the plan of reorganization submitted by the Company will be confirmed.

     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1995, 1994 and 1993

     There also can be no assurance that, with or without a plan of reorganization, the Company can generate sufficient cash to sustain operations. If at any time the Creditors' or Equity Committees or any creditor or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move the Bankruptcy Court to compel liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that liquidation is forced upon the Company, it is likely that the Company's unsecured creditors and equity holders will receive nothing from the net proceeds generated by liquidation.

     Proposed Corporate Reorganization

     The Plan provides for the continuation of the Company as a going concern. Specifically, the old common stock interests in Elsinore Corporation would be canceled pursuant to the Plan and Elsinore, as reorganized, would issue new common stock (the "New Common
     Stock"). On the effective date of the Plan, 80% of the New Common Stock would be distributed to the following creditors and equity holders:

          Interest                                   Percentage

          12.5% First mortgage noteholders                 87.5%
          7.5% Convertible subordinated noteholders         2.5
          Old common stockholders                          10.0

                                                          100.0%

     The remaining 20% of the New Common Stock would be issued through a rights offering to raise $5,000,000 to assist in funding the Plan. Initially, the entire amount of the rights offering would be made available for subscription to the 12.5% First Mortgage noteholders, 7.5% Convertible Subordinated noteholders and old common stockholders in the percentages enumerated above as part of the balloting process for the plan.

     The effective date would occur after all regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, have been obtained and Elsinore has sufficient cash to fund all distributions.

     Proposed Treatment of Creditors and Equity Interests

     The Plan is expected to be funded principally from cash generated from operations and the $5,000,000 proceeds from the rights offering. Specifically, the proposed treatment of each of the creditor and equity interests is as follows:






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     The 20% Mortgage noteholders will have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order is entered by the Bankruptcy Court. On the effective date of the plan, each noteholder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim. Interest on the Restated Mortgage Notes will accrue at an annual rate of 10% or other appropriate interest rate approved by the Bankruptcy Court and will be payable quarterly.

     The 12.5% First Mortgage noteholders will have an allowed claim equal to the $57,000,000 principal amount of the notes plus accrued interest thereon through the date of petition. On the effective date of the Plan, each noteholder will receive its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes"), due five years from the confirmation date, and New Common Stock (see above) in exchange for its allowed claim. Interest on the Restated First Mortgage Notes will accrue at an annual rate of 13.5% and will be payable semi-annually.

     The 7.5% convertible subordinated noteholders will have an allowed claim equal to the $1,425,000 principal amount of the notes plus accrued interest thereon through the date of petition. On the effective date of the Plan, each noteholder will receive its prorata share of New Common Stock (see above) in exchange for its allowed claim.

     The unsecured creditors, other than the 7.5% convertible subordinated noteholders, will receive payments which, in the aggregate, amount to $1,500,000 and will be paid over a two-year period.

     The claim of the Internal Revenue Service of approximately
     $2,985,000 (as and when it is an allowed claim) will be paid in accordance with the Bankruptcy Code or in such manner as is otherwise agreed to by the Internal Revenue Service.

     Other Reorganization Matters

     Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and employee benefits, gaming related liabilities and hotel room and other customer deposits. Subsequent to filing and with the approval of the Bankruptcy Court, the Company assumed executory contracts for all real estate and equipment leases.





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Parties to executory contracts may, under certain circumstances, file motions with the bankruptcy Court to require the Company to assume or reject such contracts. Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. The Company is actively engaged in the process of reviewing its executory contracts and, except for the assumption of executory contracts for real estate and equipment leases, final decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are still pending.

     May 10, 1996 was set as the last date for the filing of proof of claims under the Bankruptcy Code and the Company's creditors have/will be submitting claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes.

     The Company will incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future operating results.

     As a result of its filing for protection under Chapter 11 of the Bankruptcy Code, the Company is in default of substantially all of its debt agreements. All outstanding unsecured and undersecured debt of the Company has been presented in these financial statements within the caption "Pre-petition liabilities subject to compromise: Long-term debt subject to demand for acceleration."

     Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts and from the determination by the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts may convert pre-petition liabilities shown as subject to compromise to not subject to compromise.







     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     2.   Reorganization Items

     Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Such items for 1995 consisted of the following (in thousands):

        Professional fees                                   $  293
        Write-off of debt issuance costs                     2,695
        Write-off of original issue discount on debt         5,690

                                                            $8,678

     3.   Summary of Significant Accounting Policies

     (a)  Financial Reporting for Bankruptcy Proceedings

     The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are significant uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effect of any plan of reorganization.

     The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

     Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments in respect to each of the financial statements.

          Balance Sheet

     The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to compromise (generally unsecured and







     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     undersecured claims) and those not subject to compromise (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

     When debt subject to compromise has become an allowed claim and that claim differs from the net carrying amount of the debt (defined as the face amount of the debt less unamortized debt issuance costs and unaccreted discount), the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item.

          Statement of Operations

     Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

          Statement of Cash Flows

     Reorganization items are reported separately within the operating, investing and financing categories of the statement of cash flows.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of Elsinore Corporation and its wholly and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     (c)  Accounting for Casino Revenue and Promotional Allowances

     In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of complimentary food, beverages and hotel services furnished to customers is included in the respective revenue classifications and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:




     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


                                        Years Ended December 31,
                                      1995           1994          1993
                                          (Dollars in Thousands)

          Hotel                     $1,608          $2,179        $2,439
          Food & beverage            4,869           5,022         4,898
            Total                   $6,477          $7,201        $7,337


     (d)  Cash Equivalents

     Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less.

     (e)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     (f)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 8 to 40 years. Equipment held under capital lease are recorded at the net present value of minimum lease payments at the inception of the lease and are amortized over the shorter of the terms of the leases or estimated useful lives of the related assets.

     (g)  Leasehold Acquisition Costs

     The costs of acquiring leasehold interests are deferred and amortized using the straight-line method over the shorter of the term of the lease or the useful life of the property.

     (h)  Amortization of Original Issue Discount and Debt Issuance
             Costs

     Original issue discount is accreted over the life of the related indebtedness using the effective interest method.

     Costs associated with the issuance of the debt are deferred and amortized over the life of the related indebtedness using the straight-line method.

     See discussion in notes 2 and 8 regarding the write-off of








     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     unamortized amounts as of December 31, 1995 in connection with the reorganization proceedings.

     (i)  Casino Development Costs

     Casino development costs consist of costs incurred by the Company in connection with the development of the Palm Springs and Washington Casinos (See Note 4) and legal and other costs incurred to enter into management contracts with the respective Native American Tribes and to obtain necessary federal and state regulatory approvals. Pursuant to the respective management contracts, costs incurred by the Tribes (as defined in the contracts) to construct and develop the casinos are loaned to the Tribal enterprises in the form of promissory notes. Other casino development costs are deferred and amortized over the five-year terms of the related management contracts. See note 4 for discussion of the write-off of previously deferred amounts during 1995.

     (j)  Investment in Fremont Street Experience

     The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC (FSELLC), a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street
     Experience attraction. The Fremont Street Experience has transformed four blocks of Fremont Street into a covered pedestrian mall featuring a 10-story celestial vault, sound effects and a high tech light show which add to the neon signs and marquees for which the downtown area is already famous. The Company's $3,000,000 capital contribution for its one-sixth ownership of FSELLC was paid in full by January 1994. The project was completed at the end of November 1995 and the grand opening ceremonies held on December
     13, 1995. During 1995, the Company paid approximately $525,000 to FSELLC, representing its allocated share of the 1995 operating costs of the Fremont Street Experience. These costs were capitalized and expensed upon the opening of the project. As
     FSELLC is expected to operate at a loss for the foreseeable future, the $3,000,000 capital contribution will be amortized over five years using the straight-line method. The Company's allocated share of the operating costs of the Fremont Street Experience are expensed as incurred.

     (k)  Income Taxes

     Income taxes have been provided for using the asset and liability method in accordance with Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes."   Under the
     asset and liability method, deferred tax assets and liabilities are


     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Loss Per Share

     Loss per share has been computed by dividing net loss by the weighted average common shares outstanding during the year.

     (m)  Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

     (n)  Impact of Recently Issued Accounting Standards

     In March, 1995, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). Statement 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company will not be adopting the recognition and measurement criteria of Statement 123 and thus, the impact of Statement 123 on the Company's financial






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     statements will not be material.

     (O)  Reclassification

     Certain items in the 1994 and 1993 consolidated financial statements have been reclassified for comparability with the 1995 presentation.

     (p)  Use of Estimates

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (q)  Fair Value of Financial Instruments

     The carrying amount of cash equivalents and receivables approximates fair value because of the short term maturity of these instruments. It is not practical to estimate the fair market value of prepetition liabilities subject to compromise due to the bankruptcy and the fact that there has been no active trading of long-term debt subject to compromise. The carrying amount of the long-term debt which is not subject to compromise approximates fair value because it is deemed to be fully secured.

     4.   Native American Casino Operations

     Spotlight 29 Casino

     Since March 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation and Palm Springs East Limited Partnership, of which Elsub is the general partner (collectively the "Company"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") have been involved in a dispute regarding, among other things, the terms of a management contract (the "contract") under which the Company had the exclusive right to manage and operate the Spotlight 29 Casino (the "Spotlight 29"), owned by the Band, located near Palm Springs, California.

     On April 17, 1995, the Company was ousted as manager of Spotlight 29 and on April 19, 1995, the Company issued a demand letter to the Band declaring a breach of the Contract and a related loan agreement under which the Company had lent approximately $12,500,000 to the Band for construction of Spotlight 29 and for working capital Contributions. The demand letter claimed damages in the full amount of the funds which had been advanced to the Band.





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     In light of the Company's disassociation with the operations of Spotlight 29, management determined to write off, during the quarter ended March 31, 1995, the unamortized balance of casino development costs incurred for the project of $1,037,000 and ceased the accrual of interest on the project note and loans evidencing working capital advances.

     On May 16, 1995, in response to the Company's demand, the Band delivered to the Company a "Notice to Terminate Management Agreement." The notice asserted material breaches of the Contract and requested payment of approximately $1,500,000 million by June 16, 1995 to cover working capital shortfalls or the Contract would be terminated.

     On October 31, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada).

     The Company has been involved in protracted negotiations with the Band for a settlement of the respective claims asserted by the parties since the events described above. Based upon the progress of the aforementioned negotiations at the time, in September 1995 the Company wrote-down to $9,000,000 the aggregate amount advanced to the Band and accrued interest thereon.

     As of March 29, 1996, the Company believes that a settlement with the Band is imminent. Under the proposed settlement agreement, the Company would receive a promissory note from the Band in the principal amount of $9,000,000. While the note would have a 36-month amortization schedule, monthly payments would be limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months, the note would be automatically extended for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the National Indian Gaming Commission (the "NIGC"). If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29, the fact that there can be no assurance that a settlement agreement will ultimately be reached with the Band, nor that the







     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Bankruptcy Court and NIGC will approve such settlement, Management determined to provide an allowance for loss in the amount of $9,000,000 against the aggregate receivable during the quarter ended December 31, 1995.

     7 Cedars Casino

     Elsinore Corporation, through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively the "Company"), has a Gaming Project Development and Management Agreement (the "Contract") to operate the 7 Cedars Casino (the "7 Cedars") which is located on the Olympic Peninsula in the state of Washington and is owned by the Jamestown S'Klallam Tribe (the "Tribe"). In addition, pursuant to a loan agreement, the Company lent $9,000,000 to the Tribe for the construction of 7 Cedars.

     Under the terms of the Contract, the Company is obligated to establish a reserve fund for "working capital", which is not defined in the Contract, in the amount of $500,000 for the operation of 7 Cedars. The Company believes that in negotiating the contract the parties did not intend to apply a "working capital" definition based upon generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the Casino has incurred a substantial cumulative net loss and an attendant decrease in working capital.

     On November 1, 1995, the Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the Tribe, as defined by the Contract, in the aggregate amount of $100,000 and requested immediate payment. In addition, the Tribe demanded that sufficient monies be paid to enable all current gaming project expenses to be paid and working capital reserve to be maintained at the required funding level. The Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to their interpretation of the Contract. On November 13, 1995, the Company received a letter from the Tribe dated November 9, 1995 asserting that the Contract had been terminated as a result of the Company's failure to make the payments which has been demanded.

     On November 10, Olympia Gaming filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada).





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Pursuant to the terms of the Contract, the Company receives a management fee equal to 30% of the net distributable profits of 7 Cedars (subject to the Tribe receiving a $25,000 per month guaranteed payment) and the Tribe 70%. The Contract has an initial term of five years (expires February 2, 2000), subject to renewal for an additional two years in the event that the project loan is not paid in full by the end of the initial term. The project loan to finance the development and construction of 7 Cedars is payable solely from the Tribe's share of the net distributable profits of 7 Cedars, and will amortize over the five-year term of the contract at an annual interest rate of 10.9%.

     As a result of significantly lower than projected gaming revenues, 7 Cedars has incurred substantial operating losses since its opening. Management believes the following are the principal factors contributing to the lower gaming revenues.

          A significantly lower than anticipated propensity for the 3,000,000 plus tourists visiting the Olympic Peninsula in the summer to gamble. This includes both the numbers of tourist customers and their level of play in the casino.

          A significantly higher than anticipated impact of competition for the locals market. Native American casino openings in May 1995 (Muckleshoot near Auburn, Washington) and January 1996 (Suquamish, north of Bremerton, Washington) have resulted in substantially reduced visitation from Kitsap County residents. While Kitsap County, approximately 50 miles to the east of 7 Cedars, was originally identified as a secondary market, its larger, younger, population proved to be a significant market in the first several months following the opening of 7 Cedars.

          A substantially lower than expected average table games wager.

     In response to declining revenues following the first several months of operations, management undertook certain cost-cutting measures in the late spring and summer 1995 and increased marketing activities in an effort to achieve profitability. In November 1995 and January 1996, more substantial expense reductions were effected through reductions in the hours of operation of 7 Cedars and deeper, "across the board" cost cutting. While management believes the operation will show a modest profit in March 1996 and gaming revenues will continue to improve through the spring and summer months, in light of the existing competition in the Puget Sound area, the demographics of 7 Cedars primary locals' markets and the apparent low propensity for destination tourists to the Olympic Peninsula to








     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level of profitability required to obtain full recovery of the loan principal and accrued interest thereon. The outlook for 7 Cedars could change dramatically, however, if an initiative was passed in the State of Washington to allow electronic gaming machines at Native American casinos. A number of Tribes have recently formed an apparently well-funded coalition for the purpose of a petition drive to place an initiative on the fall 1996 ballot to allow limited numbers of electronic gaming machines at Native American casinos. While the Tribes and others are optimistic about the passage of such an initiative, if and when gaming machines will ultimately be allowed is uncertain at this time.

     Based upon the foregoing, management determined during the quarter ended December 31, 1995 to provide an allowance for loss against the $9,000,000 outstanding balance of the project loan plus accrued interest thereon.

     Previously, as of September 1, 1995, as the summer 1995 Olympic Peninsula tourist season came to a close, the Company ceased accruing interest on the project loan and wrote-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000.

     Mojave Valley Resort Project

     As a condition to its participation in the Mojave Valley Resort Project, a joint venture between Mojave Gaming, Inc. ("Mojave Gaming"), a wholly owned subsidiary of Elsinore Corporation and Mojave Valley Resort Casino Company, an affiliate of Temple Development Company, to develop a master planned casino resort on land leased from the Fort Mojave Indian Tribe, Mojave Gaming was required to make a capital contribution to the venture by September 30, 1995. The contribution was not made and therefore, the contract terminated. Based upon the foregoing, in September 1995 management wrote-off as casino development costs approximately $807,000, representing all capitalized costs incurred for the project.









     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     5.   Property and Equipment, Net

     Property and equipment, net, consists of the following:

                                                  December 31,
                                             1995              1994
                                           (Dollars in Thousands)

          Land                              $ 1,275            $  1,275
          Buildings                          39,207              39,041
          Equipment                          23,564              24,121
          Construction in progress             -                    161

                                             64,046              64,598
          Less accumulated depreciation
             and amortization                38,573              36,257

                                            $25,473             $28,341


     6.   Other Assets

      Other assets consist of the following:

                                                      December 31,
                                                  1995             1994
                                                 (Dollars in Thousands)

     Debt issuance costs, net                    $   79          $3,365
     Deposits and other                             823           2,164

                                                 $  902          $5,529


     7.   Accrued Expenses:

     Accrued expenses consist of the following:


     Postpetition - not subject to compromise:        December  31,
                                                   1995            1994
                                                 (Dollars in Thousands)

     Salaries and wages                             $1,559          $ -
     Payroll taxes and employee benefits               617            -
     Gaming taxes                                      625            -
     Slot club liability                               396            -
     Other                                           2,155            -

                                                    $5,352          $ -






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Prepetition - subject to compromise:

                                                        December 31,
                                                    1995            1994
                                                    (Dollars in Thousands)

     Salaries and wages                            $    -        $  1,448
     Payroll taxes and employee benefits                -             690
     Other                                             28           2,430

                                                   $   28          $4,568

     8.   Long-Term Debt:

     Long-term debt subject to demand for acceleration consists of the following:

                                                         December 31,
                                                     1995            1994
                                                    (Dollars in Thousands)

     12.5% First mortgage notes payable,
      net of unaccreted discount of $6,646 at
      December 31, 1994                             $57,000       $50,354
     20% Mortgage notes payable,
      net of unaccreted discount of $98 and $313,
      at December 31, 1995 and 1994,
      respectively                                   2,902          2,687
     7.5% Convertible subordinated notes
      payable                                        1,425           -

          Total long-term debt                      61,327         53,041

     Less: long-term debt subject to demand for
       acceleration-not subject to compromise        2,902          2,687

     Long-term debt subject to demand for
       acceleration-subject to compromise         $ 58,425       $ 50,354


     First Mortgage Notes

     On October 8, 1993, the Company completed a private placement of $60,000,000 aggregate principal amount of the Company's 12.5% First Mortgage Notes due 2000 (the "First Mortgage Notes") and warrants (the "Warrants") to purchase 3,100,340 shares of the Company's common stock at an exercise price of $5.50 per share, subject to certain anti-dilution provisions. The net proceeds of the offering were approximately $57.4 million. In December 1994, $3,000,000 aggregate principal amount of the First Mortgage Notes were redeemed and retired, in consideration for which the Company issued to the noteholder 930,000 shares of common stock.


     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     The First Mortgage Notes bear interest at an annual rate of 12.5%, payable semiannually, commencing April 1, 1994, and mature on October 8, 2000. The First Mortgage Notes are unconditionally guaranteed (the "FMN Guaranties") as to principal, premium, if any, and interest by all existing material subsidiaries (other than Mojave Gaming) and all future subsidiaries of the Company, unless designated to be unrestricted subsidiaries (the "FMN Guarantors"). The First Mortgage Notes and the FMN Guaranties will, subject to certain exceptions (including the Mortgage Notes, as described below), rank pari passu with all existing and future senior indebtedness of the Company and the FMN Guarantors, respectively. The First mortgage Notes and the FMN Guaranties were issued pursuant to the terms of an Indenture (the "Indenture"), dated as of October 8, 1993 among the Company, the FMN Guarantors and the Trustee.

     The Indenture contains certain covenants relating to maintenance of the Native American casino management contracts, maintenance of net worth, and maintenance of the specified fixed charge coverage ratio as well as restrictions on, among other things, the incurrence of additional debt, liens and the payment of dividends. Certain of these covenants (including the net worth and fixed charge coverage ratio maintenance covenants) became effective beginning the quarter after completion of the Company's Native American casino projects (i.e., the second quarter of 1995).

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






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     The First Mortgage Notes are secured by (i) a pledge of stock of all of the FMN Guarantors and all future subsidiaries of the Company, in each case subject to obtaining certain required regulatory approvals, and all intercompany notes, (ii) a first priority security interest in, subject to certain limitations, substantially all of the assets of Four Queens, Inc., other than equipment and other assets financed by third party lenders, (iii) a collateral assignment of all of the Company's rights and interests under the management contracts with respect to the Palm Springs Casino and the Washington Casino, (iv) an exclusive security interest in the segregated account in which the proceeds of the Offering will be held pending disbursement pursuant to the terms of the Escrow and Disbursement Agreement, (v) an exclusive security interest in the segregated account in which the proceeds of certain asset sales will be held pending disbursement pursuant to the terms of the Escrow and Disbursement Agreement, and (vi) an exclusive security interest in a portion of the segregated account to fund certain lease payments on behalf of Four Queens, Inc. pursuant to the terms of the Escrow and Disbursement Agreement.

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






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993




     On October 1, 1995, the Company failed to make the scheduled semi-annual interest payment on the First Mortgage Notes in the amount of $3,562,500. As this condition of default was not cured within the following 30-day period, the First Mortgage Notes and accrued interest thereon became due and payable on October 31, 1995.

     Mortgage Notes

     On October 14, 1994, the Company completed a private placement of $3,000,000 aggregate principal amount of its 20% Mortgage Notes due 1996 (the "Mortgage Notes"). In connection with issuing the Mortgage Notes, the Company paid certain customary fees and expenses of the purchasers, and issued to the purchasers an aggregate of 126,050 shares of Common Stock.

     The Mortgage Notes bear interest at 20% per annum, payable quarterly commencing December 31, 1994. The Mortgage Notes were originally scheduled to mature on March 31, 1996 with interim mandatory redemptions of $750,000 due on each of June 30, September 30, and December 31, 1995. Effective June 30, 1995, the aforementioned payment terms were amended (see below).

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

     In order to induce the Purchasers to purchase the Mortgage Notes and to secure the Company's and Guarantors' payment and other







     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     obligations under the Mortgage Notes and the Purchase Agreement, the Company (or a Guarantor, as applicable, granted to the Purchasers (i)a first priority security interest in certain existing and future property of the Company, including the shares of common stock held by the Company in its subsidiaries, the real property of Four Queens and substantially all other property previously pledged (or required to be pledged) as collateral under the Indenture (collectively, the
     "Purchasers' Security Interest"), (ii) a first priority lien on the proceeds in the accounts established under the First Mortgage Notes disbursement and escrow agreement (the "Purchasers' Lien"), and (iii) an assignment of the income and proceeds from the casino management contracts and other operating agreements relating to the Spotlight 29 Casino and the 7 Cedars Casino projects (the "Purchasers' Assignment"), in addition to certain other rights and remedies under the Purchase Agreement. The Purchasers' Security Interest, Purchasers' Lien and Purchasers' Assignment are senior to the liens under the mortgage that secures the First Mortgage Notes.

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

     On September 30, 1995, the Company failed to make the scheduled quarterly interest payment on the Mortgage Notes in the amount of $150,000. As this condition of default was not cured within the following 30-day period, the Mortgage Notes and accrued interest thereon became due and payable on October 30, 1995.

     June 1995 Amendments to First Mortgage Notes and Mortgage Notes

     On June 30, 1995, the Company obtained from its noteholders, waivers of certain noncompliance with the Company's covenants under the Indenture and Purchase Agreement governing its First Mortgage Notes and Mortgage Notes, respectively. The debt covenant noncompliance would have arisen from the Company's inability to achieve by June 30, 1995, and thereafter maintain a positive Consolidated Net Worth and a Consolidated Fixed Charge Coverage Ratio of 1.5 to 1, and from the Company's dispute regarding management of the Spotlight 29 Casino near Palm Springs, California.

     Effective June 30, 1995, the Company amended certain terms and provisions of the Indenture and Purchase Agreement governing the


     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     First Mortgage Notes and Mortgage Notes, respectively. The amendments (i) eliminated through the fiscal year 1997 the requirement that the Company maintain a positive consolidated net worth and consolidated fixed charge coverage ratio and reduced the size of such ratio the Company will be required to maintain from fiscal year 1998 through the maturity date of each series of notes, (ii) imposed a new debt covenant requiring the Company to have Consolidated EBITDA of at least $5 million for the six month period ending June 30, 1996 and at least $7.5 million for the nine month period ending September 30, 1996, and (iii) deleted from the default provisions any references to the Palm Springs Casino. In addition, the amendment to the Mortgage Notes eliminated the mandatory quarterly redemptions of principal commencing on June 30, 1995, and extended the Mortgage Notes maturity date from March 31, 1996, until March 31, 2000. Pursuant to the Mortgage Note amendment, the mortgage notes may be put to the Company by the holders thereof on a semi-annual basis commencing March 31, 1996, but may not be called by the Company prior to maturity.

     Convertible Subordinated Notes

     On March 31, 1995, the Company completed the private placement of $1,706,250 of the Company's 7.5% Convertible Subordinated Notes due December 31, 1996 (Convertible Notes). The convertible notes are convertible into the Company's common stock at $1.125 per share subject to certain antidilution provisions.

     As additional consideration given by the Company to the convertible noteholders for certain waivers and amendments described below, the Company obtained on June 30, 1995, from each holder of the Convertible Notes, a Waiver of Compliance and Agreement to Amend Promissory Note ("Convertible Notes Waiver"). Pursuant to the Convertible Notes Waiver, the Company's mandatory redemptions of principal due on each of March 31, 1996 and June 30, 1996 were eliminated and the amount of its mandatory redemptions of principal due on each of September 30, 1996 and December 31, 1996 was proportionately increased. Interest is payable quarterly, commencing December 31, 1995.

     On September 6, 1995, the holders of Convertible Notes with a face amount of $281,250, effected the conversion of the notes and accrued interest thereon into 256,579 shares of the Company's common stock.

     Adjustments To Long-Term Debt Pursuant to Reorganization
     Preceedings

     As the First Mortgage Notes and Convertible Notes are classified as





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     pre-petition liabilities subject to compromise (the First Mortgage Notes on the basis of the uncertainty regarding whether or not the claim is undersecured based upon a reorganization value for the Company yet to be determined) and the outstanding principal and accrued interest thereon through the date of filing have become allowed claims, SOP 90-7 requires that the recorded amount of the debt be adjusted to the amount of the allowed claim. Accordingly, unamortized debt issuance costs of $2,695,000 and unaccreted original issue discount of $5,690,000 were written off to adjust the carrying amounts of these notes to the allowed amounts. Further, interest expense on the First Mortgage Notes and Convertible Notes has not been recognized since the date of petition as it is not probable that post-petition interest for either issue will be an allowed claim in these proceedings.

     9.   Income Taxes:

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary item as a result of the following:

                                           Years Ended December 31,
                                         1995        1994       1993
                                            (Dollars in Thousands)
     Computed expected tax benefit       $(15,555)   $(3,460)   $(554)
     Unrealized net operating loss
      carryforward                         15,555      3,460      554
     Accrual of revised estimate of
      prior-period income taxes              -          -         624

                                        $    -     $    -      $  624

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


                                                        December 31,
                                                    1995          1994
                                                  (Dollars in Thousands)

     Deferred tax assets:
      Accounts receivable principally
         due to allowance for doubtful
         accounts                                $    68         $    73
      Accrued compensation, principally
         due to accrual for financial
         reporting purposes                          500             530
      Progressive slot accrual                        74              45
      Net operating loss carryforwards            36,210          34,328
      General business credit carryforward,
         principally due to investment
         tax credit generated in prior years         640             640
      Alternative minimum tax (AMT)
         credit carry-forward from AMT
         paid in prior years                         253             253
      Contribution deduction carryforward,
         principally due to amounts
         not deductible in prior years                58              50
      Tax loss due to sale of New Jersey
         subsidiaries in prior years                 702             685
      Loan receivable principal due to
        allowance for uncollectibility             8,023              -
      Reorganization items, principally due
        to amounts not deductible for tax
        purposes                                   2,951             -

              Total gross deferred tax assets     49,479         36,604
       Less valuation allowance                  (44,965)       (32,213)

            Net deferred tax assets                4,514           4,391

     Deferred tax liabilities:
       Plant and equipment, principally due to
         differences in depreciation              (4,219)       (4,391)

       Prepaid expenses, principally due to
         deduction for tax purposes                ( 295)            -

           Total gross deferred tax liabilities   (4,514)      (4,391)

            Net deferred tax liability          $     -        $     -


       As of December 31,1995, the Company has a net operating loss carryforward for federal income tax purposes of approximately $106,500,000. As a result of ownership changes in prior years,





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Internal Revenue Code Section 382 (Section 382)limits the amount of loss carryforward currently available to offset federal taxable income. As of December 31, 1995, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income is approximately $63,300,000. The amount of the loss carryforward which is not limited by Section 382 increases annually by $4,653,000. The loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007.

     The Company has general business tax credit carryforwards for federal income tax purposes of approximately $640,000 which are available to reduce future federal income taxes, if any, through 1999. In addition, the Company has alternative minimum tax credit carryforwards of approximately $253,000 which are available to reduce future federal income taxes, if any, over an indefinite period.

     Special Provisions of IRS Section 382 Available to Corporations in Bankruptcy.

     A corporation in Bankruptcy may be eligible for treatment under
     Section 382(1)(5) whereby the corporation's existing net operating losses will not be subject to the Section 382 limitation even though the magnitude of the ownership changes effected by the plan of reorganization would otherwise cause the corporation to exceed
     Section 382's 50% change threshold. The key difference in the 50% ownership change calculation applied in Section 382(1)(5) is that creditors who will be converting all or a portion of their debt to equity are, in effect, not counted as part of the ownership change if they have held their debt more than 18 months (the "Qualified Debt"). Even if Section 382(1)(5) applies, the existing net operating losses are reduced by cancellation of debt income and interest on the Qualified debt during a specific period.

     Section 382(1)(5), if available to the Company based upon the provisions of the final plan of reorganization approved by the Bankruptcy Court, would severely limit further ownership changes for the three-year period following plan effectiveness.

     As the applicability of Section 382(1)(5) is dependent upon the ownership changes provided in the final plan of reorganization approved by the Bankruptcy Court and changes in the ownership of the First Mortgage Notes that may occur prior to the effective date of the plan, it is not possible to determine with any degree of certainty, such section's ultimate applicability.






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     In the event that the Company elects out of Section 382(1)(5), or fails to qualify under its terms, existing net operating losses will be subject to the Section 382 limitation. However, in this case, under Section 382(1)(6) the stock value used for purposes of computing the limitation is the market value immediately after the ownership change,(rather than immediately preceding the change, as is the case in the general Section 382 calculation) thereby taking into account the increase in stock value attributable to the conversion of debt pursuant to the reorganization.

     Prior Period Tax Obligation

     In August 1984, the IRS commenced an examination of the Company's consolidated income tax returns for the fiscal years ended January 31, 1980, 1981 and 1982, and in October 1988 commenced examinations of the fiscal year ended January 31, 1983 and the eleven months ended December 31, 1983. As a result of its examination, the IRS proposed certain adjustments for the fiscal years ended January 31, 1980, 1981 and 1982 regarding the deductibility of pre-opening costs associated with the Atlantis facility (a former Atlantic City New Jersey hotel casino operated by the Company) and utilization of certain investment tax credits regarding the Four Queens and Atlantis facilities. In October 1994, the IRS completed and delivered to the Company a final assessment (the "IRS Assessment") relating to such adjustments and in November 1994, the IRS filed and recorded a Notice of Tax Lien against the Company and its subsidiaries in the amount of the IRS Assessment. The IRS Assessment called for the Company to pay aggregate tax and interest of approximately $5.7 million (exclusive of interest accruing during any period of repayment), in addition to $3.5 million the Company deposited with the IRS in March 1991. On December 6, 1994, the Company and the IRS entered into an installment payment agreement (the "Installment Agreement") that required the Company to pay $1,000,000 on February 1, 1995, $275,000 on March 1, 1995 and April 1, 1995, and
     $550,000 on the first day of each subsequent month through December 1, 1995. On May 31, 1995, the Company entered into a new installment agreement with the IRS whereby the Company was required to pay commencing June 1, 1995, $275,000 on the first of each month increasing to $550,000 on January 1, 1996 until paid in full (May 1996). As of December 31, 1995, the Company had a remaining obligation to the IRS in the amount of approximately $2,985,000. As of December 31, 1994, prior to any payments under the installment agreement, the Company had an accrued liability of $5,870,000, of which approximately $885,000 and $2,009,000, was charged to earnings in the years ended December 31, 1994 and 1993, respectively, for taxes and related interest and the remainder of






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     which was an adjustment to periods prior to 1992. The Company believes that it has available sufficient net operating loss
     ("NOL") carryforwards to satisfy any tax liabilities with respect to periods subsequent of 1983.

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

     10.    Common Stock Offering

     On January 25, 1995, the Company completed a public offering of 2,500,000 shares of the Company's common stock for $1.75 per share. Net proceeds to the Company after payment of underwriting discounts and commissions and other direct costs of the offering was approximately $3,747,000.

     11.    Commitments and Contingencies

     Chapter 11 Reorganization

       On October 31, 1995, the Company and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. On November 10, 1995, Olympia Gaming Corporation filed a voluntary petition in the same Court. Since the Bankruptcy filing, several entities have filed administrative claims requesting the Bankruptcy Court order the Company to reimburse or compensate such entities for goods, taxes and services they allege the Company has received or collected, but for which they claim the Company has not paid.

       The Company currently estimates that the administrative claims will be approximately $1.5 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the ability of the Company to confirm and consummate a plan of reorganization may be impacted negatively. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims.


     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993




     Hyland Litigation

     Thomas Hyland, a professional card counter and blackjack player, filed a complaint on August 23, 1995 in Federal District Court in Camden, New Jersey, No. 95CV2236 (JEI), against the Company and virtually every other casino company in the United States. The complaint alleges violations of the antitrust, consumer fraud and fair credit reporting laws by the defendants in illegally conspiring to prevent Mr. Hyland and other professional card counters from playing blackjack at their respective casinos. The complaint alleges that the defendants share information concerning card counters and then act in concert to implement industry wide policy in banning them at the blackjack tables.

       Management believes that the claims are without merit and does not believe that the lawsuit will have a material adverse effect on the Company's operating results.

     WARN Act Litigation

       The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act ("WARN Act") and breach of contract. The plaintiffs in the two consolidated cases are (i) former employees of a casino/hotel in New Jersey formerly affiliated with the Company bringing suit on behalf of a class of all employees laid off as a result of the casino's closing and (ii) a union local seeking to represent its members who were laid off at that time. Plaintiffs claim that there are approximately 1,300 such employees within the class who seek damages under the WARN Act providing for up to 60 days' pay and lost benefits and payments for deferred compensation allegedly due under a contract with certain employees. Damages payable, if any, would be calculated on the basis of the number of days' notice determined by the court to have been required under the WARN Act and the wages, benefits and deferred compensation applicable to each such employee.

       The Company has vigorously defended the action on the basis that even if the WARN Act does apply as a matter of law to a regulatory-forced closing, the closing was due to unforeseeable circumstances and, accordingly, the notice given was as timely as practicable, among other grounds. The liability phase of the trial of the two consolidated lawsuits concluded in August 1993.





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


       On June 30, 1995, the presiding judge entered an Order for Verdict Upon Liability Issues in which he ruled that: (i) the plaintiffs had failed to prove any liability under the WARN Act; and (ii) that Elsinore and certain of its subsidiaries are jointly liable for certain retroactive wages due to former employees of Elsinore Shore Associates under a collective bargaining agreement, plus prejudgment interest on such wages. The total amount of judgment the plaintiffs would be entitled to under this ruling has not yet been determined. The plaintiffs' attorney asserts that the amount due as of October 1, 1995, taking into account interest on that date, was approximately $676,000. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court, which could be forthcoming at any time. Until such Findings of Fact and Conclusions of Law are entered, the Company is not able to make a determination concerning the extent of its ultimate exposure or whether an appeal of the decision is appropriate. Because of the filing of the bankruptcy petitions, the WARN Act litigation has also been stayed by operation of Bankruptcy Code
     Section 362(a).

     Action Against Twenty-Nine Palms Band

       On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint sought injunctive and declaratory relief based upon alleged breaches by the Band of the Spotlight 29 Contract when it installed Class III electronic gaming machines at the casino without the Company's consent and without any involvement whatsoever by the Company in the operation of the machines. The suit was dismissed without prejudice on April 21, 1995. As noted above, the Company expects to settle its dispute with the Band soon.

     Poulos/Ahern Class Actions

       In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud,


     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ).
     Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion and the proceeding has been stayed because of the Company's bankruptcy filing. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

     Other

       At December 31, 1995, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

     12.    Leases:

     All non-cancelable leases have been classified as capital or operating leases. At December 31, 1995, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:
                                                    December 31,
                                               1995              1994
                                               (Dollars in Thousands)

       Building                                $2,062        $2,051
       Equipment                                  316         1,972

                                                2,378         4,023
       Less accumulated amortization           (  663)       (1,642)

                                               $1,715       $ 2,381





     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     Amortization of assets held under capital leases is included with depreciation and amortization expense in the Consolidated
     Statements of Operations.

     The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1995:

                                    Capital       Operating
                                     Leases        Leases
                                          (Dollars in Thousands)
       Years ending December 31,

       1996                                 $286           $3,922
       1997                                  275            3,740
       1998                                  223            2,920
       1999                                  223            2,908
       2000                                  223            2,886
       Thereafter                          7,357           96,043

        Total minimum lease payments       8,587         $112,419
        Less: amount representing
              interest (at imputed rates
              ranging from 11.5%
              to 15.0%                     7,002
       Present value of net
         minimum capital lease
         payments                          1,585
      Less: current portion                   54

      Capital lease obligations,
         excluding current portion        $1,531

     13.    Benefit Plans:

     Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees, of which there were 32, 37 and 39 individuals at December 31, 1995, 1994 and 1993, respectively. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1995, 1994 and 1993 totaled $97,000, $103,000 and $96,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.









     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     On October 1, 1990, the Company instituted a savings plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $102,000, $150,000 and $145,000 for 1995, 1994 and 1993, respectively. There were 480, 465 and 460 participants in the savings plan as of December 31, 1995, 1994 and 1993, respectively.

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

     On March 15, 1993, the Board of Directors adopted and the stockholders approved, the Elsinore Corporation 1993 Long-Term
     Stock Incentive Plan (the "1993 Plan") and reserved 600,000 shares of common stock for issuance thereunder. On April 8, 1994, the Board of Directors adopted and the shareholders approved an increase of the number of shares reserved under the 1993 Plan to 1,200,000 shares. On May 11, 1995, the Board of Directors approved an additional increase in the number of shares reserved to 1,980,000 shares. The 1993 Plan provides for awards of restricted shares, stock units, options or stock appreciation rights to all employees of the Company and its subsidiaries. Non-statutory stock options granted under the 1993 Plan generally vest in equal annual increments over a three-year period.
















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993

     The following table summarizes option activity through December
     31, 1995:
                               Aggregate
                            Shares Available              Options                 Price         Value of
                               For Grant                Outstanding              Per Share      Combined Plans
                            1991         1993        1991        1993          1991    1993
                            Plan         Plan        Plan        Plan          Plan    Plan

     Balance Dec 31 1993    #  11,500    #  13,200   # 543,500   #   586,800   $2.456  $4.292   $ 3,853,050

     Shares reserved                -      600,000           -             -        -       -             -
     Options granted          (11,500)    (817,900)     11,500       817,900    5.375   2.687     2,198,224
     Options exercised              -            -     (17,000)            -    0.875       -       (14,875)
     Options canceled               -       64,100           -      ( 64,100)       -   5.224      (334,858)

     Balance at
       December 31, 1994            -     (140,600)    538,000     1,340,600    2.623   3.268      5,701,541

     Shares reserved                -      780,000           -             -        -       -              -
     Options granted                -     (171,000)          -       171,000        -   1.320        225,720
     Options exercised              -            -           -             -        -       -              -
     Options canceled         145,500      397,900    (145,500)     (397,900)   2.220   2.610     (1,361,529)

     Balance at
       December 31, 1995      145,500      866,300     392,500     1,113,700   $2.772  $3.123    $ 4,565,732


     At December 31, 1995, 621,754 shares were exercisable.

     On March 15, 1993, the Company adopted an Amended and Restated Senior Executive Severance Plan (the "Severance Plan"). As of March 15 1996, seven employees of the Company and its subsidiaries have executed severance agreements, four of which were modified by the Bankruptcy Court on March 12, 1996. The three unmodified severance agreements provide (subject to certain limitations) that the covered employees will receive two times their annual base salaries in the event of their involuntary termination within two years after a change of control (as defined in the Severance Plan and related agreements). Pursuant to the severance agreements, the Company has also agreed, under certain circumstances, to pay the covered employees, a cash payment equal to the difference (if positive) between the "fair market value" (as defined in the Severance Plan) of the Company's common stock and the exercise price of options to purchase common stock held by such employees. The severance agreements are the subject of a Stipulation between the Company and the unoffical committee for the First Mortgage Noteholders.















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993


     14.    Taxes and Licenses, Other Than Income Taxes

     Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                   Operating Departments
                  (Dollars in Thousands)

                                         Food and
                Casino      Hotel        Beverage     Other     Total

     1995       $4,377      $   454      $  483       $1,313    $6,627
     1994        4,710          474         535        1,236     6,955
     1993        5,028          457         464        1,210     7,159

     15.    Extraordinary Item:

     On October 8, 1993, the Company repaid the outstanding principal balance and accrued interest thereon of its mortgage notes payable to a bank. The Company recognized an extraordinary loss of $285,000 as a result of the write-off of unamortized debt issuance costs. Income taxes are not applicable to this extraordinary item.

     On December 29, 1994, $3,000,000 of the original $60,000,000 principal amount of First Mortgage Notes was repurchased by the Company and retired in exchange for the issuance to the noteholder of 930,000 shares of Common Stock of the Company. The Company recorded an extraordinary gain of $735,000 as a result of this debt retirement. Income taxes are not applicable to this extraordinary item.




















     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1995, 1994 and 1993

     16.    Supplemental Financial Information

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1995, 1994 and 1993 follows:

                        Balance at                               Balance
     Allowance for      Beginning                                at End
     Doubtful Accounts  of Year       Additions     Deductions   of Year
     Years Ended

     1995               $214         $68            $81          $201
     1994                200          40             26           214
     1993                180          82             62           200