Form 10-Q
period 1996-03-31
ELSINORE CORP
filed 1996-05-15
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

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

                       YES X          NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

       Common                  May 15, 1996                  15,891,793

  Elsinore Corporation and Subsidiaries (Debtor-in-Possession)
                           Form 10-Q
              For the Quarter Ended March 31, 1996


                              INDEX


PART I.  FINANCIAL INFORMATION:                                 PAGE

     Item 1.     Consolidated Financial Statements:

                 Balance Sheets at March 31, 1996 and
                 December 31, 1995                                 3 - 4

                 Statements of Operations for the Three
                 Months Ended March 31, 1996 and 1995              5

                 Statements of Cash Flows for the Three
                 Months Ended March 31, 1996 and 1995              6

                 Notes to Financial Statements                     7-18


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       19


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                23

     Item 5.     Other Information                                23

     Item 6.     Exhibits and Reports of Form 8-K                 23


SIGNATURES                                                        24



























PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995
                      (Dollars in Thousands)



                                                      March 31,   December 31,
                                                         1996           1995
                                                     (UNAUDITED)

                             Assets

Current Assets:
  Cash and cash equivalents                            $ 5,623        $ 3,572
  Accounts receivable, less allowance for
    doubtful accounts of $208 and $201,
    respectively                                           637            729
  Inventories                                              242            248
  Prepaid expenses                                       1,470          1,029
       Total current assets                              7,972          5,578

Property and equipment, net                             25,033         25,473

Leasehold acquisition costs, net of accumulated
  amortization of $4,743 and $4,691,
  respectively                                           2,096          2,148

Investment in Fremont Street Experience LLC, net
   of accumulated amortization of $150
   and $0, respectively                                  2,850          3,000

Other assets                                               836            902

                                                      $ 38,787       $ 37,101






















          See accompanying notes to consolidated financial statements.







   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995
                      (Dollars in Thousands)


                                                     March 31,   December 31,
                                                         1996           1995
                                                    (UNAUDITED)
              Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                    $    927       $    676
  Accrued interest                                         250            100
  Accrued expenses                                       6,709          5,352
  Current portion of capital
    Lease obligations                                       55             54
       Total current liabilities                         7,941          6,182

Prepetition liabilities not subject to compromise:
  Long-term debt, subject to demand for
    acceleration, net of unaccreted discount             2,955          2,902
  Capital lease obligations, net of current
    portion                                              1,517          1,531
                                                         4,472          4,433
Prepetition liabilities subject to compromise:
  Accounts payable                                       3,606          4,070
  Prior period income taxes and related
   interest                                              2,985          2,985
  Accrued interest                                       4,419          4,419
  Accrued expenses                                          28             28
  Long-term debt subject to
    demand for acceleration                             58,425         58,425
                                                        69,471         69,927

      Total liabilities                                 81,884         80,542

Shareholders' deficit(note 1):
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 shares                       16             16
  Additional paid-in capital                            65,315         65,315
  Accumulated deficit                                 (108,428)      (108,772)
       Total shareholders' deficit                     (43,097)       (43,441)

Commitments and contingencies(notes 4 and 6).
                                                      $ 38,787       $ 37,101


          See accompanying notes to consolidated financial statements.





















   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Operations
        Three Month Periods Ended March 31, 1996 and 1995
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)

                                             1996               1995
Revenues:
 Casino                               $    11,174        $    10,758
 Hotel                                      2,996              2,442
 Food and beverage                          3,501              3,259
 Other                                        171                694
 Promotional allowances                    (1,956)            (1,892)
                                           15,886             15,261

Costs and Expenses:
 Casino                                     4,862              5,438
 Hotel                                      1,878              1,881
 Food and beverage                          1,756              1,592
 Taxes and licenses                         1,811              1,820
 Selling, general and administrative        2,450              2,889
 Rents                                      1,017                966
 Casino development costs                     -                1,037
 Depreciation and amortization                970              1,019
 Interest (Contractual interest
   for 1996 of $2,116)                        264              2,293
 Interest, prior period income tax
   obligation                                 -                  458
                                           15,008             19,393
     Income (loss) before
       Reorganization items                   878             (4,132)
 Reorganization items                         534                -
     Income (loss) before income taxes        344             (4,132)

 Income taxes                                 -                  -
     Net income (loss)                $       344        $    (4,132)

Income (loss) per common
 and common equivalent share
   (note 5)                           $      0.02        $     (0.28)

Weighted average number of common
 shares outstanding                    15,891,793         14,801,884











   See accompanying notes to consolidated financial statements.











   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Cash Flows
        Three Month Periods Ended March 31, 1996 and 1995
                      (Dollars in Thousands)
                           (UNAUDITED)

                                                  1996         1995

Cash flows from operating activities:
  Net income (loss)                           $    344     $ (4,132)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                  970        1,019
    Accretion of discount on long-term debt         53          308
    Write-off of casino development costs           -         1,037
    Reorganization items                           534          -
    Accrued expenses                             1,365          -
    Change in other assets and liabilities,
      net                                         (481)        (374)
    Liabilities subject to compromise:
      Accounts payable                            (464)         (95)
      Prior period income taxes
       and related interest                         -        (1,275)
      Accrued interest and other
       expenses                                     -         3,732
        Total adjustments                        1,977        4,352
          Cash provided by
            operating activities                 2,321          220

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                                 -        (5,729)
  Capital expenditures                            (257)         (54)
          Cash used in investing
            activities                            (257)      (5,783)

Cash flows from financing activities:
  Issuance of long-term debt                        -         1,706
  Principal repayments of long-term debt           (13)         (22)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions and other direct costs              -         3,742
  Debt issuance costs                               -           (62)
  Modification of capital lease obligation          -           -
          Cash (used in) provided by
            financing activities                   (13)       5,364

Increase (decrease) in cash and
  cash equivalents                               2,051         (199)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $0 and $3,685 at December 31, 1995
  and 1994, respectively)                        3,572        7,092

Cash and cash equivalents at end of period     $ 5,623      $ 6,893

   See accompanying notes to consolidated financial statements.








   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)



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

On February 28, 1996, the last day of the 120 day period within which the Company had the exclusive right to do so, the Company filed a plan of reorganization (the "Plan") and accompanying disclosure statements (see below). The Company has 60 days to obtain necessary acceptances of the Plan. However, such period may be extended at the discretion of the Bankruptcy Court, but only on a showing of good cause. On May 13, 1996, the court set the plan confirmation hearing date for July 16, 1996. The disclosure statement was approved on May 13, 1996 subject to the insertion of certain language acceptable to the 1993 bondholders. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of the Plan requires approval of the Bankruptcy Court and affirmative vote (i.e. 50% of the number and 66-2/3% of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the Plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of the Plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to achieve acceptance of the Plan within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances thereof.

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






   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

Proposed Corporate Reorganization

The Plan provides for the continuation of the Company as a going concern. Specifically, the old common stock interests in Elsinore Corporation would be canceled pursuant to the Plan and Elsinore, as reorganized, would issue new common stock (the "New Common Stock"). On the effective date of the Plan, 80% of the New Common Stock would be distributed to the following creditors and equity holders:

     Interest                             Percentage

     12.5% First Mortgage noteholders             87.5%
     7.5% Convertible Subordinated noteholders          2.5%
     Old common stockholders                       10.0%
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








   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

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







   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

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


2.   Reorganization Items

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code.
Reorganization expenses consisted primarily of accrued professional fees and totaled $534,000 for the three month period ended March 31, 1996.


3.   Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.

Certain items in the March 31, 1995 financial statements have been reclassified for comparability with the March 31, 1996 presentation.

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

Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments in respect to each of the financial statements.






     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

Balance Sheet

The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

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

The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

                                Three Month Periods Ended
                                              March 31,
                                         1996            1995
                               (Dollars in Thousands)

     Hotel                             $  390           $  482
     Food & Beverage                    1,180            1,324
       Total                           $1,570           $1,806




   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)



(d)  Investment in Fremont Street Experience

The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC (FSELLC), a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience attraction. The Fremont Street Experience has transformed four blocks of Fremont Street into a covered pedestrian mall featuring a 10-story celestial vault, sound effects and a high tech light show which add to the neon signs and marquees for which the downtown area is already famous. The Company's $3,000,000 capital contribution for its one-sixth ownership of FSELLC was paid in full by January 1994. The project was completed at the end of November 1995 and the grand opening ceremonies held on December 13, 1995. As FSELLC is expected to operate at a loss for the foreseeable future, the $3,000,000 capital contribution is being amortized over five years using the straight-line method. The Company's allocated share of the operating costs of the Fremont Street Experience are expensed as incurred.

(e)  Earnings (Loss) Per Share

Earnings (loss) per share has been computed by dividing net income (loss) by the weighted average common shares outstanding during the period.


(f)  Use of Estimates

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



   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)



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

As of March 29, 1996, the Company has reached a settlement with the Band, subject to approval by the Bankruptcy court and by the National Indian Gaming Commission (the "NIGC"). The Company would receive a promissory note from the Band in the principal amount of $9,000,000. While the note would have a 36-month amortization schedule, monthly payments would be limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months, the note would be automatically extended for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the NIGC. If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29 and because there can be no assurance that the settlement agreement reached with the Band will be approved by the Bankruptcy Court and by the NIGC, management determined not to reduce the allowance for loss in the amount of $9,000,000 against the aggregate receivable, which was provided during the quarter ended December 31, 1995.

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


   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

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

In response to declining revenues following the first several months of operations, management undertook certain cost-cutting measures in the late spring and summer 1995 and increased marketing activities in an effort to achieve profitability. In November 1995 and January 1996, more substantial expense reductions were effected through reductions in the hours of operation of 7 Cedars and deeper, "across the board" cost cutting. While management believes the operation will show a modest profit in March 1996 and gaming revenues will continue to improve through the spring and summer months, in light of the existing competition in the Puget Sound area, the demographics of 7 Cedars primary locals' markets and the apparent low propensity for destination tourists to the Olympic Peninsula to gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level



   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)

of profitability required to obtain full recovery of the loan principal and accrued interest thereon. The outlook for 7 Cedars could change dramatically, however, if an initiative was passed in the State of Washington to allow electronic gaming machines at Native American casinos. A number of tribes have recently formed an apparently well-funded coalition for the purpose of a petition drive to place an initiative on the fall 1996 ballot to allow limited numbers of electronic gaming machines at Native American casinos. While the tribes and others are optimistic about the passage of such an initiative, if and when gaming machines will ultimately be allowed is uncertain at this time.

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

5.   Earnings (Loss) Per Share

Because of the Chapter 11 proceedings, certain contractual interest obligations, debt discount and debt issue costs were not expensed during the quarter ended March 31, 1996. In addition, bankruptcy related reorganization items of approximately $534,000 were incurred and expensed during the period ended March 31, 1996. Without the chapter 11 proceedings, the effect on earnings and earnings per share of such items for the three month periods ended March 31, 1996 and 1995 follow:
                                     Three Month Periods Ended
                                                     March 31,
                                                 1996         1995
                                              (Dollars in thousands,
                                             except per share amounts)
Net income (loss) per consolidated
  statements of operations                    $   344      $(4,132)
    Subtract:
      Interest                                 (1,883)         -
      Debt discount and
        debt issuance costs                      (421)         -
    Add:
      Reorganization items                        534          -

Net income (loss) as adjusted                 $(1,570)     $(4,132)


Per Share:
 Income (loss) per common share reflected
   on consolidated statements of operations   $  0.02     $ (0.28)

     Per share effect of such items             (0.11)        -


 Loss per common and common equivalent
   share, adjusted for such items             $ (0.09)    $ (0.28)








   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)



6.   Commitments and Contingencies

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








   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)


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

On June 30, 1995, the presiding judge entered an Order for Verdict Upon Liability Issues in which he ruled that: (i) the plaintiffs had failed to prove any liability under the WARN Act; and (ii) that Elsinore and certain of its subsidiaries are jointly liable for certain retroactive wages due to former employees of Elsinore Shore Associates under a collective bargaining agreement, plus prejudgment interest on such wages. The total amount of judgment the plaintiffs would be entitled to under this ruling has not yet been determined. The plaintiffs' attorney asserts that the amount due as of October 1, 1995, taking into account interest on that date, was approximately $676,000. On March 4, 1996, the plaintiffs' attorney submitted a proof of claim for retroactive wages in the amount of $800,000 to the Bankruptcy court. The Order is stayed until the Findings of Fact and Conclusions of Law are entered by the Court, which could be forthcoming at any time. Until such Findings of Fact and Conclusions of Law are entered, the Company is not able to make a determination concerning the extent of its ultimate exposure or whether an appeal of the decision is appropriate. Because of the filing of the bankruptcy petitions, the WARN Act litigation has also been stayed by operation of Bankruptcy Code Section 362(a).

Action Against Twenty-Nine Palms Band

On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint sought injunctive and declaratory relief based upon alleged breaches by the Band of the Spotlight 29 Contract when it installed Class III electronic gaming machines at the casino without the Company's consent and without any involvement whatsoever by the Company in
the operation of the machines.   The suit was dismissed without prejudice on
April 21, 1995. As described in note 4, the Company has reached a settlement with the Band subject to certain regulatory and court approvals.

Poulos/Ahern Class Actions

In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play

              Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               March 31, 1996 and December 31, 1995
                           (Unaudited)



such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. During April, 1996, U.S District Judge Lloyd George approved defense motions to dismiss such lawsuits saying plaintiffs had failed to state a claim or prove their case. The plaintiffs have until May 31, 1996 to file an amended complaint. Management believes the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

Other

At March 31, 1996, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


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













   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

FINANCIAL CONDITION

                 Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased $2,051,000 during the three month period ended March 31, 1996. Uses of cash during the period included capital expenditures of $257,000.

Liquidity

Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. Four Queens revenues, operating results and cash flows increased during the quarter ended March 31, 1996, primarily because of an increase in Four Queens hotel guests and casino visitors, which apparently occurred due to an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas.

During the three month period ended March 31, 1996, the Company experienced less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and because of the increased visitors to Las Vegas and the opening of the Fremont Street Experience.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995

Revenues

During the three month period ended March 31, 1996, total revenues, net of promotional allowances, increased $625,000 (4.1%) primarily because of an increase in the number of Four Queens hotel guests and casino visitors, which apparently resulted from an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas. Other income decreased $523,000, primarily as a result of the nonaccrual of interest income related to the Native American loans, which were fully reserved at December 31, 1995. Casino revenues increased $416,000 (3.9%). Promotional allowances, which are subtracted from gross revenues, increased $64,000 (3.4%) which was comparable with the casino revenue increase.

The increase in Casino revenues of $416,000 from the comparable prior period, consisted of an $880,000 (13.1%) increase in slot revenues, which was partially offset by a $464,000 (11.5%) decrease in table game revenues. The decrease in table game revenues was primarily attributable to a lower win percentage in craps during the 1996 quarter. The increase in slot revenues resulted both from an





   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

increase in volume and an improved win percentage.

Hotel revenue increased $554,000 (22.7%) primarily because of an increase in room rates and also because of a slight increase in the number of rooms occupied. Food and beverage revenues increased by $242,000 (7.4%) primarily due to an increase in the number of visitors.

Costs and Expenses

Total costs and expenses, excluding interest, depreciation, casino development costs and reorganization items decreased $867,000 (5.9%) during the three month period ended March 31, 1996.

Casino costs and expenses decreased $576,000 (10.6%) primarily due to (1) a decrease in French Quarter Lounge entertainment expenses and (2) a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages during the three month period ended March 31, 1996). Hotel expenses were comparable to the 1995 quarter. Food and beverage expenses increased $164,000 (10.3%) primarily due to decreased allocations of the costs of promotional allowances to the casino, as explained above.

Taxes and licenses, other than gaming and payroll related, were slightly lower during the quarter. Selling, general and administrative expenses decreased $439,000 (15.2%) from 1995 primarily due to reductions in payroll costs of corporate administrative and development staff.

Rent expenses increased $51,000 (5.3%) primarily because of scheduled increases under existing leases.

Depreciation and amortization decreased $49,000 (4.8%), primarily because of decreased amortization of debt issue costs (unamortized debt issue costs, incurred in connection with the 12.5% First Mortgage notes, were charged to expense as reorganization items at October 31, 1995) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up on January 1, 1996 of amortization (over 60-months) of the $3,000,000 Investment in the Fremont Street Experience.

Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued, the quarterly interest expense on the 12.5% notes would have totaled approximately $1,781,000 for the three month period ended March 31, 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31,
1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued, the quarterly interest expense on the 7.5% notes would have totaled approximately $27,000 for the three month period ended March 31, 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the estimated interest expense on prior period tax obligations would have totaled approximately $75,000 for the three month period ended March 31, 1996.




   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Such items totaled $534,000 and consisted primarily of accrued professional fees, for the three month period ended March 31, 1996.

          Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                        Other Information

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings:

                    Disclosed in Note 6 of the Condensed Consolidated
                      Financial Statements in Part 1 and is incorporated by
                        reference herein.

     Item 5.     Other Information:

                   Described in Notes 1 and 6 of the Condensed
                     Consolidated Financial Statements in Part 1 and is
                      incorporated by reference herein.

     Item 6.     Exhibits and Reports of Form 8-K:

                   Form 8-K - dated February 29, 1996,
                     announcing filing of plan.







































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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By:   /s/ Thomas E. Martin
                                          THOMAS E. MARTIN, President
                                          and Chief Executive Officer


                                      By:   /s/ John J. James
                                          JOHN J. JAMES, Treasurer
                                          and Principal Accounting Officer



Dated:      May 15, 1996