Form 10-Q
period 1996-06-30
ELSINORE CORP
filed 1996-08-19
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

                       YES X          NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

      Common                August 7, 1996                 15,891,793

  Elsinore Corporation and Subsidiaries (Debtor-in-Possession)
                           Form 10-Q
              For the Quarter Ended June 30, 1996


                              INDEX


PART I.  FINANCIAL INFORMATION:                                    PAGE

     Item 1.     Consolidated Financial Statements:

                 Balance Sheets at June 30, 1996 and
                   December 31, 1995                               3 - 4

                 Statements of Operations for the Three
                   Month Periods Ended June 30, 1996 and 1995      5


                 Statements of Operations for the Six
                   Month Periods Ended June 30, 1996 and 1995      6

                 Statements of Cash Flows for the Six
                   Month Periods Ended June 30, 1996 and 1995      7

                 Notes to Financial Statements                     8 - 20


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       21 - 25


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                26

     Item 5.     Other Information                                26

     Item 6.     Exhibits and Reports of Form 8-K                 26


SIGNATURES                                                        27



























PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995
                      (Dollars in Thousands)



                                                     June 30,    December 31,
                                                        1996           1995
                                                    (UNAUDITED)

                             Assets

Current Assets:
  Cash and cash equivalents                            $ 5,649        $ 3,572
  Accounts receivable, less allowance for
    doubtful accounts of $218 and $201,
    respectively                                           980            729
  Inventories                                              226            248
  Prepaid expenses                                       1,590          1,029
       Total current assets                              8,445          5,578

Property and equipment, net                             24,493         25,473

Leasehold acquisition costs, net of accumulated
  amortization of $4,795 and $4,691,
  respectively                                           2,044          2,148

Investment in Fremont Street Experience LLC, net
   of accumulated amortization of $300
   and $0, respectively                                  2,700          3,000

Other assets                                               819            902

                                                      $ 38,501       $ 37,101






















          See accompanying notes to consolidated financial statements.







   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995
                      (Dollars in Thousands)


                                                    June 30,    December 31,
                                                       1996           1995
                                                   (UNAUDITED)
              Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                    $    444       $    676
  Accrued interest                                         400            100
  Accrued expenses                                       6,388          5,352
  Current portion of capital
    Lease obligations                                       55             54
       Total current liabilities                         7,287          6,182

Prepetition liabilities not subject to compromise:
  Long-term debt, subject to demand for
    acceleration, net of unaccreted discount             3,000          2,902
  Capital lease obligations, net of current
    portion                                              1,503          1,531
                                                         4,503          4,433
Prepetition liabilities subject to compromise:
  Accounts payable                                       3,611          4,070
  Prior period income taxes and related
   interest                                              2,985          2,985
  Accrued interest                                       4,419          4,419
  Accrued expenses                                          28             28
  Long-term debt subject to
    demand for acceleration                             58,425         58,425
                                                        69,468         69,927

      Total liabilities                                 81,258         80,542

Shareholders' deficit(note 1):
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 shares                       16             16
  Additional paid-in capital                            65,315         65,315
  Accumulated deficit                                 (108,088)      (108,772)
       Total shareholders' deficit                     (42,757)       (43,441)

Commitments and contingencies(notes 4 and 6).
                                                      $ 38,501       $ 37,101


          See accompanying notes to consolidated financial statements.













         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Operations
         Three Month Periods Ended June 30, 1996 and 1995
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)

                                             1996               1995
Revenues:
 Casino                               $    10,691        $     9,799
 Hotel                                      2,732              2,331
 Food and beverage                          3,088              3,003
 Other                                        130                551
 Promotional allowances                    (1,525)            (1,652)
                                           15,116             14,032

Costs and Expenses:
 Casino                                     4,244              4,963
 Hotel                                      2,021              1,941
 Food and beverage                          1,711              1,442
 Taxes and licenses                         1,681              1,549
 Selling, general and administrative        2,323              2,774
 Rents                                      1,017                977
 Depreciation and amortization                924              1,019
 Interest (Contractual interest
   for 1996 of $2,348)                        251              2,317
 Interest, prior period income tax
   obligation                                 -                  194
                                           14,172             17,177
     Income (loss) before
       Reorganization items                   944             (3,145)
 Reorganization items                         604                -
     Income (loss) before income taxes        340             (3,145)

 Income taxes                                 -                  -
     Net income (loss)                $       340        $    (3,145)


Income (loss) per
 common share (note 5)               $      0.02        $     (0.20)

Weighted average number
 of common shares outstanding          15,891,793         15,635,218











   See accompanying notes to consolidated financial statements.













   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Operations
          Six Month Periods Ended June 30, 1996 and 1995
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)

                                             1996               1995
Revenues:
 Casino                               $    21,865        $    20,557
 Hotel                                      5,728              4,773
 Food and beverage                          6,589              6,262
 Other                                        301              1,245
 Promotional allowances                    (3,481)            (3,544)
                                           31,002             29,293

Costs and Expenses:
 Casino                                     9,112             10,402
 Hotel                                      3,894              3,822
 Food and beverage                          3,466              3,034
 Taxes and licenses                         3,492              3,369
 Selling, general and administrative        4,773              5,663
 Rents                                      2,034              1,943
 Casino development costs                     -                1,037
 Depreciation and amortization              1,894              2,038
 Interest (Contractual interest
   for 1996 of $4,701)                        515              4,610
 Interest, prior period income tax
   obligation                                 -                  652
                                           29,180             36,570
     Income (loss) before
       Reorganization items                 1,822             (7,277)
 Reorganization items                       1,138                -
     Income (loss) before income taxes        684             (7,277)

 Income taxes                                 -                  -
     Net income (loss)                $       684        $    (7,277)


 Income (loss) per
   Common share (note 5)              $      0.04        $     (0.48)

Weighted average number
 of common shares outstanding          15,891,793         15,220,853











   See accompanying notes to consolidated financial statements.













   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Cash Flows
          Six Month Periods Ended June 30, 1996 and 1995
                      (Dollars in Thousands)
                           (UNAUDITED)

                                                  1996         1995

Cash flows from operating activities:
  Net income (loss)                           $    684     $ (7,277)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                1,894        2,038
    Accretion of discount on long-term debt         98          649
    Write-off of casino development costs           -         1,037
    Accrued expenses                             1,036          -
    Change in other assets and liabilities,
      net                                         (718)        (719)
    Liabilities subject to compromise:
      Accounts payable                            (459)       2,644
      Prior period income taxes
       and related interest                         -        (1,999)
      Accrued interest and other
       expenses                                     -          (917)
        Total adjustments                        1,851        2,733
          Cash provided by (used in)
            operating activities                 2,535       (4,544)

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                                 -        (6,192)
  Investment in Fremont Street Experience LLC       -          (117)
  Capital expenditures                            (431)         (40)
          Cash used in investing
            activities                            (431)      (6,349)

Cash flows from financing activities:
  Issuance of long-term debt                        -         1,706
  Principal repayments of long-term debt           (27)         (35)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions and other direct costs              -         3,742
  Debt issuance costs                               -           (62)

          Cash (used in) provided by
            financing activities                   (27)       5,351

Increase (decrease) in cash and
  cash equivalents                               2,077       (5,542)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $0 and $3,685 at December 31, 1995
  and 1994, respectively)                        3,572        7,092

Cash and cash equivalents at end of period     $ 5,649      $ 1,550

   See accompanying notes to consolidated financial statements.








   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)



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

On February 28, 1996, the last day of the 120 day period within which the Company had the exclusive right to do so, the Company filed a plan of reorganization (the "Plan") and accompanying disclosure statements (see below). The Company then had 60 days to obtain necessary acceptances of the
Plan.   The disclosure statement was approved on May 13, 1996 subject to the insertion of certain language acceptable to the 1993 bondholders.

On July 16, 1996, the Bankruptcy Court conducted a hearing regarding confirmation of the plan as submitted by the Company. At that time, the Bankruptcy Court considered the various objections to the plan raised by certain creditors and equity holders. On July 18, 1996, the Bankruptcy Court conducted further proceedings with respect to the plan of reorganization submitted by the Company. At the July 18 hearing, the Bankruptcy Court concluded that certain modifications to the plan would be necessary for its confirmation. These modifications included, among others, making no distribution to the existing equity holders.

Following the July 18 confirmation hearing , but before the entry of an order incorporating the Bankruptcy Court's ruling on the plan submitted by the Company, certain of the Company's creditors filed a motion for reconsideration based upon their withdrawal of objections to the plan. These creditors agreed to withdraw their objections in return for a reallocation of equity interests in the reorganized Elsinore.

On August 5, 1996, the Bankruptcy Court conducted a hearing on the reconsideration motion. After that hearing, the Bankruptcy Court determined that the relief sought by that motion should be granted and determined that the confirmation date for the plan should be moved up so that, among other things, the management transition provided under the plan would not be delayed. Accordingly, on August 8, 1996, the Bankruptcy Court entered an order confirming the plan of reorganization submitted by the Company as modified by that order (the "Plan").



   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               June 30, 1996 and December 31, 1995
                           (Unaudited)


Plan of Reorganization

The Plan provides for the continuation of Elsinore and at least three of its subsidiaries (Four Queens, Inc., ElSub Management Corporation and Palm Springs East Limited Partnership) as going concerns. Under the Plan, the old common stock interests in Elsinore Corporation will be canceled and Elsinore, as reorganized, will issue new common stock (the "New Common Stock"). On the effective date of the Plan, 80% of the New Common Stock will be distributed to the following creditors and equity holders in the following proportions:

     Interest                             Percentage

     12.5% First Mortgage noteholders             87.5%
     7.5% Convertible Subordinated noteholders          3.5%
     Unsecured creditors of Four Queens, Inc      2.5%
     Unsecured creditors of Elsinore Corporation  1.0%
     Internal Revenue Service                1.9%
     Old common stockholders                        3.6%
                                            100.0%

The remaining 20% of the New Common Stock will be issued through a rights offering to raise $5,000,000 to assist in funding the Plan. Initially, the entire amount of the rights offering will be made available for subscription to the following creditors and equity holders in the percentages enumerated below:

     Interest                             Percentage

     12.5% First Mortgage noteholders             87.5%
     7.5% Convertible Subordinated noteholders     3.5%
     Unsecured creditors of Four Queens, Inc       2.5%
     Old common stockholders                       6.5%
                                                 100.0%



Each member of the above classes of creditors and equity holders will be required to elect whether they will exercise the right to purchase the New Common Stock allocated and whether they intend to purchase additional shares of New Common Stock if one or more holders of that class do not fully exercise their right to purchase New Common Stock. The subscription rights of non-exercising members of the above classes will be automatically reallocated among the other members of the class electing to exercise their rights to purchase additional shares of New Common Stock. If any of the members of any class do not elect to exercise all of the rights allocated to that class, the unexercised rights will be automatically distributed to the members of the unofficial committee of the First Mortgage noteholders (the Bondholder Committee") The Bondholder Committee has guaranteed a 100% subscription for the $5 million rights offering, in the event the percentages enumerated above are not otherwise fully subscribed.

 The effective date of the Plan will be after all regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, have been obtained and Elsinore has sufficient cash to fund all distributions. Currently it is expected that the Plan will be fully effective by the end of 1996.




         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                  Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

Proposed Treatment of Creditors and Equity Interests

The Plan is expected to be funded principally from cash generated from operations and the $5,000,000 proceeds from the rights offering.
Specifically, the proposed treatment of each of the creditor and equity interests is as follows:

The 20% Mortgage noteholders have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order was entered by the Bankruptcy Court. On the effective date of the Plan, each noteholder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim.

Interest on the Restated Mortgage Notes will accrue at an annual rate of 11.5% or other appropriate interest rate approved by the Bankruptcy Court and will be payable quarterly. These noteholders will retain their lien interests as collateral for repayment of the restated mortgage notes.

The 12.5% First Mortgage noteholders have an allowed claim equal approximately $61,000,000. Under the Plan, this claim is reduced to $30,000,000. On the effective date of the Plan, each noteholder will receive, in exchange for its allowed claim, (i) its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes") which will accrue interest at an annual rate of 13.5% per annum payable semi-annually and will be due five years from the confirmation date, and (ii) New Common Stock (see above).

The 7.5% convertible subordinated noteholders have an allowed claim equal to approximately $1,500,000. On the effective date of the Plan, each convertible subordinated noteholder will receive its prorata share of New Common Stock (see above) in exchange for its allowed claim.

The company's larger unsecured creditors, other than the 7.5% convertible subordinated noteholders, will receive payments from a fund of approximately $1,400,000 over a three-year period and their prorata share, if any, of New Common Stock (see above).

The Internal Revenue Service ("IRS"), which has both secured and unsecured claims aggregating approximately $3,000,000 will receive full payment of its secured claim with interest at 8% per annum over four years and will receive, with respect to its unsecured claim, proportionately the same type of recovery which is provided for the Company's larger unsecured creditors. In addition, the IRS will receive its prorata share of the New Common Stock (see above).

Management Agreements

The Plan also calls for a change in the management of the reorganized Elsinore. Effective at noon on August 12, 1996, Elsinore entered into an Interim Management Agreement with Riviera Gaming Management Corp - Elsinore, Inc. to manage the business operations of the Company subject to the direction of the existing boards of directors of Elsinore and its subsidiaries. When the Plan is fully effective, the existing board of directors will be reconstituted with new directors, four of whom will be chosen by the Bondholders Committee, and one of whom will be chosen by the Equity Committee appointed in the bankruptcy case (with input from other creditor constituencies in the case). Under the stipulation between the Company and the Bondholders Committe, senior management (Thomas E. Martin, President and Chief Executive Officer, and Frank l. Burrell, Jr., Chairman of the Board) ceased to be compensated employees of the Company on Monday, August 12, 1996, although they will continue to serve as directors and authorized officers until replaced.
         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)
Other Reorganization Matters

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and employee benefits, gaming related liabilities and hotel room and other customer deposits. Subsequent to filing and with the approval of the Bankruptcy Court, the Company assumed executory contracts for all real estate and equipment leases.

In accordance with the Stipulation between the Company and the Bondholders Committee, the Company (with the participation of the Bondholders Committee) prior to confirmation of the Plan decided which executory contracts would be assumed. All executory contracts which were not expressly assumed by the Company were deemed rejected at the confirmation date. All creditors claims resulting from the rejection of an executory contract must be filed with the

Bankruptcy Court no later than September 11, 1996. All such claims which are timely filed will be treated in a manner identical to the treatment received by other members of the appropriate class of creditors under the Plan. All such claims which are not timely filed will be barred and discharged and the creditor holding such claim will not receive or be entitled to any distribution under the Plan on account of such claim.

The Company has incurred significant costs associated with the reorganization. Such amounts are expensed as incurred.

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

Trading in the Company's common stock continues to be halted by the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE"). Elsinore intends to pursue reactivation of its listings with AMEX and PSE so that the New Common Stock in the reorganized Elsinore can be traded publicly following the effective date of the Plan. There can be no assurance, however, that the listings on AMEX and PSE will be continued.


2.   Reorganization Items

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expenses, consisting primarily of accrued professional fees, was $604,000 and $0 for the three month periods ended June 30, 1996 and 1995 and $1,138,000 and $0 for the six month periods ended June 30, 1996 and 1995, respectively.






        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

Certain items in the June 30, 1995 financial statements have been reclassified for comparability with the June 30, 1996 presentation.

(a)  Financial Reporting for Bankruptcy Proceedings

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effect of the Plan.

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




     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

                                       Three Month Periods Ended
                                              June 30,
                                          1996            1995
                                         (Dollars in Thousands)

     Hotel                             $  300           $  447
     Food & Beverage                    1,011            1,224
       Total                           $1,311           $1,671




                                       Six Month Periods Ended
                                               June 30,
                                         1996            1995
                                        (Dollars in Thousands)

     Hotel                             $  690           $  929
     Food & Beverage                    2,191            2,548
       Total                           $2,881           $3,477


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

        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

On May 16, 1995, in response to the Company's demand, the Band delivered to the Company a "Notice to Terminate Management Agreement." The notice asserted material breaches of the Contract and requested payment of approximately $1,500,000 by June 16, 1995 to cover working capital shortfalls or the Contract would be terminated.

On October 31, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada).

          Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                                (Unaudited)

The Company has been involved in protracted negotiations with the Band for a settlement of the respective claims asserted by the parties since the events described above. Based upon the progress of the aforementioned negotiations at the time, in September 1995 the Company wrote-down to $9,000,000 the aggregate amount advanced to the Band and accrued interest thereon.

As of March 29, 1996, the Company has reached a settlement with the Band, which has been approved by the Bankruptcy court and is awaiting final clearance by the Bureau of Indian Affairs (the "BIA"). The Company would receive a promissory note from the Band in the principal amount of $9,000,000. While the note would have a 36-month amortization schedule, monthly payments would be limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months, the note will be automatically extended for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the NIGC. If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29 and because there can be no assurance that the settlement agreement reached with the Band will be cleared by the BIA, management determined not to reduce the allowance for loss in the amount of $9,000,000 against the aggregate receivable, which was provided during the quarter ended December 31, 1995.

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


       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

In response to declining revenues following the first several months of operations, management undertook certain cost-cutting measures in the late spring and summer 1995 and increased marketing activities in an effort to achieve profitability. In November 1995 and January 1996, more substantial expense reductions were effected through reductions in the hours of operation of 7 Cedars and deeper, "across the board" cost cutting. While management believes that gaming revenues will continue to improve through the spring and summer months, in light of the existing competition in the Puget Sound area, the demographics of 7 Cedars primary locals' markets and the apparent low propensity for destination tourists to the Olympic Peninsula to gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level of profitability required to obtain full recovery of the loan principal and accrued interest thereon. The outlook for 7 Cedars could change dramatically, however, if an initiative was passed in the State of Washington to allow electronic gaming machines at Native American casinos. A number of tribes have recently formed an apparently well-funded coalition for the purpose of a petition drive to place an initiative on the fall 1996 ballot to allow limited numbers of electronic gaming machines at Native American casinos. While the tribes and others are optimistic about the passage of such an initiative, if and when gaming machines will ultimately be allowed is uncertain at this time.



         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

5.   Earnings (Loss) Per Share

Because of the Chapter 11 proceedings, certain contractual interest obligations, debt discount and debt issue costs were not expensed during the three and six month periods ended June 30, 1996, respectively. In addition, bankruptcy related reorganization items were incurred and expensed during the respective periods. The effect on earnings and earnings per share of such items follow:
                                             Three Month Periods Ended
                                                     June 30,
                                                 1996         1995
                                              (Dollars in thousands,
                                             except per share amounts)
Net income (loss) per consolidated
  statements of operations                    $   340       $(3,145)
    Subtract:
      Interest                                 (1,883)         -
      Debt discount and
        debt issuance costs                      (420)         -
    Add:
      Reorganization items                        604          -
Net loss as adjusted                          $(1,359)      $(3,145)
Per Share:
 Income (loss) per common share reflected
   on consolidated statements of operations   $  0.02      $ (0.20)
     Per share effect of such items             (0.11)         -

 Loss per common share
   adjusted for such items                    $ (0.09)     $ (0.20)

                                              Six Month Periods Ended
                                                     June 30,
                                                 1996         1995
                                              (Dollars in thousands,
                                             except per share amounts)
Net income (loss) per consolidated
  statements of operations                    $   684       $(7,277)
    Subtract:
      Interest                                 (3,766)         -
      Debt discount and
        debt issuance costs                      (840)         -
    Add:
      Reorganization items                      1,138          -
Net loss as adjusted                          $(2,784)      $(7,277)
Per Share:
 Income (loss) per common share reflected
   on consolidated statements of operations   $  0.04       $ (0.48)
     Per share effect of such items             (0.22)          -

 Loss per common share
   adjusted for such items                    $ (0.18)      $ (0.48)

    Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
                June 30, 1996 and December 31, 1995
                           (Unaudited)

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

The Company currently estimates that the administrative claims will be approximately $1.5 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the ability of the Company to consummate the plan of reorganization may be impacted negatively. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims.

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

WARN Act Litigation

     The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act ("WARN Act") and breach of contract. The plaintiffs in the two consolidated cases are (i) former employees of a casino/hotel in New Jersey formerly affiliated with the Company bringing suit on behalf of a class of all employees laid off as a result of the casino's closing and (ii) a union local seeking to represent its members who were laid off at that time. Plaintiffs claim that there are approximately 1,300 such employees within the class who seek damages under the WARN Act providing for up to 60 days' pay and lost benefits and payments for deferred compensation allegedly due under a contract with certain employees. Damages payable, if any, would be based on the basis of the number of days' notice determined by the court to have been required under the WARN Act and the wages, benefits and deferred compensation applicable to each such employee.

        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               June 30, 1996 and December 31, 1995
                           (Unaudited)

The Company has vigorously defended the action on the basis that even if the WARN Act does apply as a matter of law to a regulatory-forced closing, the closing was due to unforeseeable circumstances and, accordingly, the notice given was as timely as practicable, among other grounds. The liability phase of the trial of the two consolidated lawsuits concluded in August 1993.

On June 30, 1995, the presiding judge entered an Order for Verdict Upon Liability Issues in which he ruled that: (i) the plaintiffs had failed to prove any liability under the WARN Act; but (ii) that Elsinore and certain of its subsidiaries are jointly liable for certain retroactive wages due to former employees of Elsinore Shore Associates under a collective bargaining agreement, plus prejudgment interest on such wages. The total amount of judgment the plaintiffs would be entitled to under this ruling has not yet been determined. The plaintiffs' attorney asserts that the amount due as of October 1, 1995, taking into account interest on that date, was approximately $676,000. On March 4, 1996, the plaintiffs' attorney submitted a proof of claim for retroactive wages in the amount of $800,000 to the Bankruptcy Court. Because of the filing of the bankruptcy petitions, the WARN Act litigation in the New Jersey Court has been stayed by operation of Bankruptcy Code Section 362(a). However, the plaintiff's $800,000 claim is currently the subject of claims litigation in the Bankruptcy Court. It is the Company's position that the claim submitted by the plaintiffs should be reduced to zero. However there can be no assurance as to the success of the Company's attempt to reduce the claim.


Action Against Twenty-Nine Palms Band

On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint sought injunctive and declaratory relief based upon alleged breaches by the Band of the Spotlight 29 Contract when it installed Class III electronic gaming machines at the casino without the Company's consent and without any involvement whatsoever by the Company in
the operation of the machines.   The suit was dismissed without prejudice on
April 21, 1995. As described in note 4, the Company has reached a settlement with the Band subject to certain regulatory approvals.

Poulos/Ahern Class Actions

In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. During April, 1996, U.S District Judge Lloyd George approved defense motions to
       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
               June 30, 1996 and December 31, 1995
                           (Unaudited)

dismiss such lawsuits saying plaintiffs had failed to state a claim or prove their case. However, the plaintiffs were given additional time to file an amended complaint. Management believes the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

Other

     At June 30, 1996, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

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

On February 28, 1996, Elsinore and its subsidiaries filed a plan of reorganization with the Bankruptcy Court. Following negotiations between the Company and its creditors and equity holders, the Bankruptcy Court entered an order confirming an amended plan of reorganization (the "Plan") on August 8, 1996. The Plan, once fully effective, will result in the cancellation and/or restructuring of substantial debt obligations of the Company and will not eliminate the interests of its common shareholders; however the interests of the current common stockholders in the Company will be substantially reduced.

There can be no assurance, however, that, even with the Plan, the Company can generate sufficient cash to sustain operations.

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














   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

FINANCIAL CONDITION

                 Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased $2,077,000 during the six month period ended June 30, 1996. Uses of cash during the period included capital expenditures of $431,000.

Liquidity

Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. Four Queens revenues, operating results and cash flows increased during the six month period ended June 30, 1996, primarily because of an increase in Four Queens hotel guests and casino visitors, which apparently occurred due to an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas.

During the six month period ended June 30, 1996, the Company experienced less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and because of the increased visitors to Las Vegas and the opening of the Fremont Street Experience.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 1996 and 1995

Revenues

During the three month period ended June 30, 1996, total revenues, net of promotional allowances, increased $1,084,000 (7.7%) primarily because of an increase in the number of Four Queens hotel guests and casino visitors, which apparently resulted from an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas. Other income decreased $421,000, primarily as a result of the nonaccrual of interest income related to the Native American loans, which were fully reserved at December 31, 1995. Casino revenues increased $892,000 (9.1%). Promotional allowances, which are subtracted from gross revenues, decreased $127,000 (7.7%).

The increase in Casino revenues of $892,000 from the comparable prior period, consisted of a $644,000 (9.1%) increase in slot revenues and a $248,000 (9.2%) increase in table games revenues. The increase in slot revenues is attributable to both favorable increases in volumes of play and win variances. The increase in table games revenues is due to favorable win variances which were partially offset by unfavorable volume variances.






   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



Hotel revenue increased $401,000 (17.2%) primarily because of an increase in room rates. Food and beverage revenues increased by $85,000 (2.8%) as a result of a slight increase in the average price per food cover.

Costs and Expenses

Total costs and expenses, excluding interest, depreciation, casino development costs and reorganization items decreased $649,000 (4.8%) during the three month period ended June 30, 1996.

Casino costs and expenses decreased $719,000 (14.5%) primarily due to (1) a decrease in French Quarter Lounge entertainment expenses and (2) a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages during the three month period ended June 30, 1996). Hotel expenses were comparable to the 1995 quarter. Food and beverage expenses increased $269,000 (18.6%) primarily due to decreased allocations of the costs of promotional allowances to the casino, as explained above.

Taxes and licenses increased 132,000 (8.5%) primarily because of increased taxable revenues and taxable payroll during the quarter. Selling, general and administrative expenses decreased $451,000 (16.3%) from 1995 primarily due to reductions in payroll costs of corporate administrative and development staff.

Rent expenses increased $40,000 (4.1%) primarily because of scheduled increases under existing leases.

Depreciation and amortization decreased $95,000 (9.3%), primarily because of decreased amortization of debt issue costs (unamortized debt issue costs, incurred in connection with the 12.5% First Mortgage notes, were charged to expense as reorganization items at October 31, 1995) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60-months) of the $3,000,000 Investment in the Fremont Street Experience.

Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued, the quarterly interest expense on the 12.5% notes would have totaled approximately $1,781,000 for the three month period ended June 30, 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31,
1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued, the quarterly interest expense on the 7.5% notes would have totaled approximately $27,000 for the three month period ended June 30, 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the interest expense on prior period tax obligations would have totaled approximately $75,000 for the three month period ended June 30, 1996.





   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Such items totaled $604,000 and consisted primarily of accrued professional fees, for the three month period ended June 30, 1996.

Six Month Periods Ended June 30, 1996 and 1995

Revenues

During the six month period ended June 30, 1996, total revenues, net of promotional allowances, increased $1,709,000 (5.8%) primarily because of an increase in the number of Four Queens hotel guests and casino visitors, which apparently resulted from an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas. Other income decreased $944,000, primarily as a result of the nonaccrual of interest income related to the Native American loans, which were fully reserved at December 31, 1995. Casino revenues increased $1,308,000 (6.4%). Promotional allowances, which are subtracted from gross revenues, decreased $63,000 (1.8%).

The increase in Casino revenues of $1,308,000 from the comparable prior period, consisted of a $1,525,000 (11.0%) increase in slot revenues and a $217,000 (3.2%) decrease in table games revenues. The increase in slot revenues is attributable to both favorable increases in volumes of play and win variances. The decrease in table games revenues is due to unfavorable win and volume variances.

Hotel revenue increased $955,000 (20.0%) primarily because of an increase in room rates. Food and beverage revenues increased by $325,000 (5.2%) as a result of an increase in the average price per food cover.

Costs and Expenses

Total costs and expenses, excluding interest, depreciation, casino development costs and reorganization items decreased $1,462,000 (5.2%) during the six month period ended June 30, 1996.

Casino costs and expenses decreased $1,289,000 (12.4%) primarily due to (1) a decrease in French Quarter Lounge entertainment expenses and (2) a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages during the six month period ended June 30, 1996). Hotel expenses were comparable to the 1995 period. Food and beverage expenses increased $431,000 (14.2%) primarily due to decreased allocations of the costs of promotional allowances to the casino, as explained above.

Taxes and licenses increased 123,000 (3.7%) primarily because of increased taxable revenues and taxable payroll during the period. Selling, general and administrative expenses decreased $890,000 (15.7%) from 1995 primarily due to reductions in payroll costs of corporate administrative and development staff.

Rent expenses increased $91,000 (4.7%) primarily because of scheduled increases under existing leases.

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
               Condition and Results of Operations
Depreciation and amortization decreased $144,000 (7.1%), primarily because of decreased amortization of debt issue costs (unamortized debt issue costs, incurred in connection with the 12.5% First Mortgage notes, were charged to expense as reorganization items at October 31, 1995) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60-months) of the $3,000,000 Investment in the Fremont Street Experience.

Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued, the interest expense on the 12.5% notes would have totaled approximately $3,562,000 for the six month period ended June 30, 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31,
1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued, the interest expense on the 7.5% notes would have totaled approximately $54,000 for the six month period ended June 30, 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the interest expense on prior period tax obligations would have totaled approximately $150,000 for the six month period ended June 30, 1996.

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Such items totaled $1,138,000 and consisted primarily of accrued professional fees, for the six month period ended June 30, 1996.

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

     Item 6.     Exhibits and Reports of Form 8-K:

                   Form 8-K - dated July 19, 1996, announcing
                              results of July 18, 1996 confirmation
                              Hearing.






































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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By:   /s/ Thomas E. Martin
                                          THOMAS E. MARTIN, President
                                            and Chief Executive Officer


                                     By:   /s/ Brent E. Duncan
                                         BRENT E. DUNCAN, Secretary
                                           and Treasurer and Principal
                                             Accounting Officer



Dated:  August 16, 1996