Form 10-Q
period 1996-09-30
ELSINORE CORP
filed 1996-11-13
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

   (MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended September 30, 1996
                                 or

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

                       YES X          NO


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF STOCK                                       NUMBER OF SHARES
       CLASS                      DATE                     OUTSTANDING

      Common                November 7, 1996                 15,891,793

  Elsinore Corporation and Subsidiaries (Debtor-in-Possession)
                           Form 10-Q
            For the Quarter Ended September 30, 1996


                              INDEX


PART I.  FINANCIAL INFORMATION:                                    PAGE

     Item 1.     Consolidated Financial Statements:

                 Balance Sheets at September 30, 1996
                   and December 31, 1995                            3 - 4

                 Statements of Operations for the Three Month
                   Periods Ended September 30, 1996 and 1995        5


                 Statements of Operations for the Nine Month
                   Periods Ended September 30, 1996 and 1995        6

                 Statements of Cash Flows for the Nine Month
                   Periods Ended September 30, 1996 and 1995        7

                 Notes to Financial Statements                      8 - 20


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        21 - 25


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                 26

     Item 5.     Other Information                                 26

     Item 6.     Exhibits and Reports of Form 8-K                  26

 SIGNATURES                                                        27



























PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
             September 30, 1996 and December 31, 1995
                      (Dollars in Thousands)



                                                    September 30, December 31,
                                                         1996           1995
                                                     (UNAUDITED)

                             Assets

Current Assets:
  Cash and cash equivalents                            $ 6,329        $ 3,572
  Accounts receivable, less allowance for
    doubtful accounts of $253 and $201,
    respectively                                           583            729
  Inventories                                              210            248
  Prepaid expenses                                       1,477          1,029
       Total current assets                              8,599          5,578

Property and equipment, net                             23,911         25,473

Leasehold acquisition costs, net of accumulated
  amortization of $4,846 and $4,691,
  respectively                                           1,993          2,148

Investment in Fremont Street Experience LLC, net
   of accumulated amortization of $450
   and $0, respectively                                  2,550          3,000

Other assets                                               821            902

                                                      $ 37,874       $ 37,101






















          See accompanying notes to consolidated financial statements.







   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                   Consolidated Balance Sheets
             September 30, 1996 and December 31, 1995
                      (Dollars in Thousands)


                                                   September 30, December 31,
                                                         1996           1995
                                                    (UNAUDITED)
              Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                    $    471       $    676
  Accrued interest                                       1,154            100
  Accrued expenses                                       6,700          5,352
  Current portion of capital
    Lease obligations                                       55             54
       Total current liabilities                         8,380          6,182

Prepetition liabilities not subject to compromise:
  Long-term debt, subject to demand for
    acceleration, net of unaccreted discount             3,000          2,902
  Capital lease obligations, net of current
    portion                                              1,489          1,531
                                                         4,489          4,433
Prepetition liabilities subject to compromise:
  Accounts payable                                       3,509          4,070
  Prior period income taxes and related
   interest                                              2,985          2,985
  Accrued interest                                       4,419          4,419
  Accrued expenses                                          28             28
  Long-term debt subject to
    demand for acceleration                             58,425         58,425
                                                        69,366         69,927

      Total liabilities                                 82,235         80,542

Shareholders' deficit(note 1):
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 shares                       16             16
  Additional paid-in capital                            65,315         65,315
  Accumulated deficit                                 (109,692)      (108,772)
       Total shareholders' deficit                     (44,361)       (43,441)

Commitments and contingencies(notes 4 and 6).
                                                      $ 37,874       $ 37,101


          See accompanying notes to consolidated financial statements.













         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Operations
      Three Month Periods Ended September 30, 1996 and 1995
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)

                                             1996               1995
Revenues:
 Casino                               $    10,536        $     9,689
 Hotel                                      2,591              2,183
 Food and beverage                          2,977              2,709
 Other                                        172                627
 Promotional allowances                    (1,463)            (1,452)
                                           14,813             13,756

Costs and Expenses:
 Casino                                     4,437              4,671
 Hotel                                      2,255              2,085
 Food and beverage                          1,813              1,432
 Taxes and licenses                         1,612              1,649
 Selling, general and administrative        2,559              2,792
 Rents                                      1,010              1,082
 Provision for lossess on loans receivable
   From Native American Tribes                -                4,258
 Casino development costs                     -                1,049
 Depreciation and amortization                943                995
 Interest (Contractual interest
   for 1996 of $1,789)                        811              2,400
 Interest, prior period income tax
   obligation                                 -                  264
                                           15,440             22,677
     Loss before
       reorganization items                  (627)            (8,921)
 Reorganization items                         977                -
     Loss before income taxes              (1,604)            (8,921)

 Income taxes                                 -                  -
     Net loss                         $    (1,604)       $    (8,921)


Loss per
 common share (note 5)                $    (0.10)        $    (0.56)

Weighted average number
 of common shares outstanding          15,891,793         15,877,849











    See accompanying notes to consolidated financial statements.













   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Operations
       Nine Month Periods Ended September 30, 1996 and 1995
         (Dollars in Thousands, Except Per Share Amounts)
                           (UNAUDITED)

                                             1996               1995
Revenues:
 Casino                               $    32,401        $    30,246
 Hotel                                      8,319              6,956
 Food and beverage                          9,566              8,971
 Other                                        473              1,872
 Promotional allowances                    (4,944)            (4,996)
                                           45,815             43,049

Costs and Expenses:
 Casino                                    13,563             15,077
 Hotel                                      6,141              5,904
 Food and beverage                          5,273              4,466
 Taxes and licenses                         5,104              5,018
 Selling, general and administrative        7,332              8,455
 Rents                                      3,044              3,025
 Provision for lossess on loans receivable
   From Native American Tribes                -                4,258
 Casino development costs                     -                2,086
 Depreciation and amortization              2,837              3,033
 Interest (Contractual interest
   for 1996 of $6,490)                      1,326              7,010
 Interest, prior period income tax
   obligation                                 -                  916
                                           44,620             59,247
     Income (loss) before
       reorganization items                 1,195            (16,198)
 Reorganization items                       2,115                -
     Loss before income taxes                (920)           (16,198)

 Income taxes                                 -                  -
     Net loss                         $      (920)       $   (16,198)


 Loss per
   common share (note 5)              $     (0.06)       $     (1.05)

Weighted average number
 of common shares outstanding          15,891,793         15,383,988











   See accompanying notes to consolidated financial statements.









   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Consolidated Statements of Cash Flows
       Nine Month Periods Ended September 30, 1996 and 1995
                      (Dollars in Thousands)
                           (UNAUDITED)

                                                    1996         1995

Cash flows from operating activities:
  Net income (loss)                             $   (920)    $(16,198)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                2,837        3,033
      Accretion of discount on long-term debt         98        1,021
      Write-off of loans receivable from
        Native American tribes                        -         4,258
      Write-off of casino development costs           -         2,086
      Accrued expenses                             1,348           -
      Change in other assets and
        Liabilities,net                              588           70
      Liabilities subject to compromise:
        Accounts payable                            (561)       3,416
        Prior period income taxes
          and related interest                        -        (2,284)
      Accrued interest and other expenses             -         1,597)
          Total adjustments                        4,310       13,197
            Cash provided by (used in)
              operating activities                 3,390       (3,001)

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                                  -        (6,646)
  Investment in Fremont Street Experience LLC        -          (350)
  Capital expenditures                             (592)         (40)
          Cash used in investing
            activities                             (592)      (7,036)

Cash flows from financing activities:
  Issuance of long-term debt                         -         1,644
  Principal repayments of long-term debt            (41)         (35)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions and other direct costs               -         3,742
  Debt issuance costs                                -          (140)

          Cash (used in) provided by
            financing activities                    (41)       5,211

Increase (decrease) in cash and
  cash equivalents                                2,757       (4,826)

Cash and cash equivalents at beginning of
  period (including restricted amounts of
  $0 and $3,685 at December 31, 1995
  and 1994, respectively)                         3,572        7,092

Cash and cash equivalents at end of period     $  6,329      $ 2,266

   See accompanying notes to consolidated financial statements.





   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)



1.   Reorganization Under Chapter 11, Liquidity and Financial Condition

On October 31, 1995, Elsinore Corporation and certain subsidiaries filed voluntary petitions (the "Chapter 11 filing") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On November 10, 1995, Olympia Gaming Corporation, a wholly-owned subsidiary, filed a voluntary Chapter 11 petition in the same court. The Company has operated as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company may operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

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

On February 28, 1996, the Company filed a plan of reorganization (the "Plan") and accompanying disclosure statements (see below). The Company then had 60
days to obtain necessary acceptances of the Plan.   The disclosure statement
was approved on May 13, 1996 subject to the insertion of certain language acceptable to the 1993 bondholders.

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

On August 5, 1996, the Bankruptcy Court conducted a hearing on the reconsideration motion. After that hearing, the Bankruptcy Court determined that the relief sought by that motion should be granted and determined that the confirmation date for the plan should be moved up so that, among other things, the management transition provided under the plan would not be delayed. Accordingly, on August 8, 1996, the Bankruptcy Court entered an order confirming the plan of reorganization submitted by the Company as modified by that order (the "Plan") with a confirmation date of August 12, 1996.






         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)


Plan of Reorganization

The Plan provides for the continuation of Elsinore and at least three of its subsidiaries (Four Queens, Inc., ElSub Management Corporation and Palm Springs East Limited Partnership) as going concerns. Under the Plan, the old common stock interests in Elsinore Corporation will be canceled and Elsinore, as reorganized, will issue new common stock (the "New Common Stock"). On the effective date of the Plan, 80% of the New Common Stock will be distributed to the following classes of creditors and equity holders in the following proportions:

     Interest                                  Percentage

     12.5% First Mortgage noteholders             87.5%
     7.5% Convertible Subordinated noteholders     3.5%
     Unsecured creditors of Four Queens, Inc       2.5%
     Unsecured creditors of Elsinore Corporation   1.0%
     Internal Revenue Service                      1.9%
     Old common stockholders                       3.6%
                                                 100.0%

The remaining 20% of the New Common Stock will be issued through a rights offering to raise $5,000,000 to assist in funding the Plan. Initially, the entire amount of the rights offering will be made available for subscription to the following classes of creditors and equity holders in the percentages enumerated below:

     Interest                                 Percentage

     12.5% First Mortgage noteholders             87.5%
     7.5% Convertible Subordinated noteholders     3.5%
     Unsecured creditors of Four Queens, Inc       2.5%
     Old common stockholders                       6.5%
                                                 100.0%



Each member of the above classes of creditors and equity holders will be required to elect whether to exercise the right to purchase the New Common Stock allocated and whether to purchase additional shares of New Common Stock if one or more holders of that class do not fully exercise their right to purchase New Common Stock. The subscription rights of non-exercising members of the above classes will be reallocated automatically among the other members of the class electing to exercise their rights to purchase additional shares of New Common Stock. If any of the members of any class do not elect to exercise all of the rights allocated to that class, the unexercised rights will be automatically distributed to the members of the unofficial committee of the First Mortgage noteholders (the "Bondholder Committee") The Bondholder Committee has guaranteed a 100% subscription for the $5 million rights offering, in the event the percentages enumerated above are not otherwise fully subscribed. On or about October 10, 1996 the rights offering process commenced with the distribution of subscription rights materials to the class members.

The effective date of the Plan will be after all regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, have been obtained and Elsinore has sufficient cash to fund all distributions. Currently it is expected that the Plan will be fully effective by the end of March 1997.



         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                  Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

Proposed Treatment of Creditors and Equity Interests

The Plan is expected to be funded principally from cash generated from operations and the $5,000,000 proceeds from the rights offering.
Specifically, the proposed treatment of each of the creditor and equity interests is as follows:

The 20% Mortgage noteholders have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order was entered by the Bankruptcy Court(approximately $675,000) and certain fees and disbursements related thereto (approximately $125,000). On the effective date of the Plan, each noteholder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim.

Interest on the Restated Mortgage Notes will accrue at an annual rate of 11.5% or other appropriate interest rate approved by the Bankruptcy Court and will be payable quarterly commencing on the fourth month following the confirmation date. These noteholders will retain their lien interests as collateral for repayment of the restated mortgage notes.

The 12.5% First Mortgage noteholders have an allowed claim equal to approximately $61,000,000. Under the Plan, the secured portion of the claim is allowed in the amount of $30,000,000. The balance of the claim is unsecured. On the effective date of the Plan, each noteholder will receive (i) in exchange for the secured portion of its claim, its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes") which will accrue interest at an annual rate of 13.5% per annum payable semi-annually and will be due five years from the confirmation date, and (ii) in exchange for the unsecured portion of its claim, prorata portion of the New Common Stock (see above).

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

Management Agreements

The Plan also calls for a change in the management of the reorganized Elsinore. Effective at noon on August 12, 1996, Elsinore entered into an Interim Management Agreement with Riviera Gaming Management Corp - Elsinore, Inc. to manage the business operations of the Company subject to the direction of the existing boards of directors of Elsinore and its subsidiaries. When the Plan is fully effective, the existing board of directors will be reconstituted with new directors, four of whom will be chosen by the Bondholders Committee, and one of whom will be chosen by the Equity Committee appointed in the



         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)


bankruptcy case (with input from other creditor constituencies in the case). Under the stipulation between the Company and the Bondholders Committee, senior management (Thomas E. Martin, President and Chief Executive Officer, and Frank L. Burrell, Jr., Chairman of the Board) ceased to be compensated employees of the Company on Monday, August 12, 1996, although they will continue to serve as directors and authorized officers until replaced.

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

In accordance with the Stipulation between the Company and the Bondholders Committee, the Company (with the participation of the Bondholders Committee) prior to confirmation of the Plan decided which executory contracts would be assumed. All executory contracts which were not expressly assumed by the Company were deemed rejected at the confirmation date. All creditors claims resulting from the rejection of an executory contract must have been filed with the Bankruptcy Court no later than September 11, 1996. All such claims which are timely filed will be treated in a manner identical to the treatment received by other members of the appropriate class of creditors under the Plan. All such claims which are not timely filed will be barred and discharged and the creditor holding such claim will not receive or be entitled to any distribution under the Plan on account of such claim.

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

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts and from the determination by the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts may convert pre-petition liabilities shown as subject to compromise to debt not subject to compromise.

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


2.   Reorganization Items

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. During the quarter ended September 30, 1996, in connection with the August 1996 confirmation of the reorganization plan, the Company expensed approximately $762,000 of executive severance costs, of which approximately $318,000 was immediately due, with the remainder payable in monthly installments which


        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

continue into 1997. Reorganization expenses, consisting primarily of accrued professional fees and executive severance expenses, was $977,000 and $0 for the three month periods ended September 30, 1996 and 1995 and $2,115,000 and $0 for the nine month periods ended September 30, 1996 and 1995, respectively

3.   Summary of Significant Accounting Policies

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

Certain items in the September 30, 1995 financial statements have been reclassified for comparability with the September 30, 1996 presentation.

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




     Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

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

The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

                                      Three Month Periods Ended
                                              September 30,
                                         1996            1995
                                        (Dollars in Thousands)

     Hotel                             $  289           $  385
     Food & Beverage                      959            1,122

       Total                           $1,248           $1,507




                                      Nine Month Periods Ended
                                              September 30,
                                         1996            1995
                                        (Dollars in Thousands)

      Hotel                            $  987         $1,318
      Food & Beverage                   3,156          3,670

            Total                      $4,143         $4,988




        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

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

4.   Native American Casino Operations

Spotlight 29 Casino

Since March 1995, Elsinore Corporation, its wholly owned subsidiary Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub is the general partner (collectively the "Company"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") have been involved in a dispute regarding, among other things, the terms of a management contract (the "Contract") under which the Company had the exclusive right to manage and operate the Spotlight 29 Casino (the "Spotlight 29"), owned by the Band, located near Palm Springs, California.

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

       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                                (Unaudited)

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

As of March 29, 1996, the Company has reached a settlement with the Band, which has been approved by the Bankruptcy Court and which has received final clearance by the Bureau of Indian Affairs (the "BIA"). The Company has received a promissory note from the Band in the principal amount of $9,000,000. While the note has an initial 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to pay the note in full at the end of 36 months, the note will be extended automatically for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the National Indian Gaming Commission (the "NIGC"). If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. The first payment under the settlement was
made by the band on October 29, 1996.    Given that the $9 million recovery is
limited to 20% of the net income generated by Spotlight 29, management determined not to reduce the allowance for loss in the amount of $9,000,000 against the aggregate receivable, which was provided during the quarter ended December 31, 1995.

7 Cedars Casino

Elsinore Corporation, through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively the "Company"), has a Gaming Project Development and Management Agreement (the "Contract") to operate the 7 Cedars Casino (the "7 Cedars") which is located on the Olympic Peninsula in the state of Washington. 7 Cedars is owned by the Jamestown S'Klallam Tribe (the "Tribe"). In addition, pursuant to a loan agreement, the Company lent $9,000,000 to the Tribe for the construction of 7 Cedars.

Under the terms of the Contract, the Company is obligated to establish a reserve fund for "working capital", which is not defined in the Contract. The Company believes the parties did not intend to apply a "working capital" definition in the Contract based upon generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the Casino has incurred a substantial cumulative net loss and an attendant decrease in working capital.

On November 1, 1995, the Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the Tribe, as defined by the Contract, in the aggregate amount of $100,000 and requested immediate payment.

In addition, the Tribe demanded that sufficient monies be paid to enable all current gaming project expenses to be paid and working capital reserve to be maintained at the required funding level. The Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to its interpretation of the Contract. On November 13, 1995, the Company received a




       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

letter from the Tribe dated November 9, 1995 asserting that the Contract had been terminated as a result of the Company's failure to make the payments which has been demanded.

On November 10, Olympia Gaming filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). Based on the November 10, 1995 bankruptcy filing, the Company maintains that the Contract has not been terminated.

Pursuant to the terms of the Contract, the Company is to receive a management fee equal to 30% of the net distributable profits of 7 Cedars (subject to the Tribe receiving a $25,000 per month guaranteed payment).The Tribe is to receive the balance of the net distributable profits. The Contract's initial term expires February 2, 2000, subject to renewal for an additional two years in the event that the project loan is not paid in full by the end of the initial term. The project loan to finance the development and construction of 7 Cedars is payable solely from the Tribe's share of the net distributable profits of 7 Cedars, and will amortize over the five-year term of the contract at an annual interest rate of 10.9%.

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

     A significantly higher than anticipated impact of competition for the locals market. Native American casino openings in May 1995 (Muckleshoot near Auburn, Washington) and January 1996 (Suquamish, north of Bremerton, Washington) have resulted in substantially reduced visitation to 7 Cedars from Kitsap County residents. While Kitsap County, approximately 50 miles to the east of 7 Cedars, was originally identified as a secondary market, its larger, younger, population proved to be a significant market in the first several months following the opening of 7 Cedars.

     A substantially lower than expected average table games wager.

In response to declining revenues following the first several months of operations, management undertook certain cost-cutting measures in the late spring and summer 1995 and increased marketing activities in an effort to achieve profitability. In November 1995 and January 1996, more substantial expense reductions were effected through reductions in the hours of operation of 7 Cedars and deeper, "across the board" cost cutting. In light of the existing competition in the Puget Sound area, the demographics of 7 Cedars primary locals' markets and the apparent low propensity for destination tourists to the Olympic Peninsula to gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level of profitability required to obtain full recovery of the loan principal and accrued interest thereon. The outlook for 7 Cedars could change dramatically, however, if the State of Washington was to allow electronic gaming machines at Native American casinos. An initiative to allow limited numbers of electronic gaming machines at Native American casinos was defeated in the November 1996 election . Given this defeat, it is uncertain if gaming machines will be allowed in Washington casinos in the future.

         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                Notes to Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995
                              (Unaudited)

During the quarter ended December 31, 1995 management provided an allowance for loss equal to the $9,000,000 outstanding balance of the project loan plus accrued interest thereon.

Previously, as of September 1, 1995,the Company ceased accruing interest on the project loan and wrote-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000.

5.   Earnings (Loss) Per Share

Because of the Chapter 11 proceedings, certain contractual interest obligations, debt discount and debt issue costs were not expensed during the three and nine month periods ended September 30, 1996, respectively. In addition, bankruptcy related reorganization items were incurred and expensed during the respective periods. The effect on earnings and earnings per share of such items follow:
                                             Three Month Periods Ended
                                                     September 30,
                                                 1996         1995
                                              (Dollars in thousands,
                                             except per share amounts)
Net loss per consolidated
  statements of operations                      $(1,604)   $(8,921)
    Subtract:
      Interest                                     (879)      -
      Debt discount and
        debt issuance costs                        (201)      -
    Add:
      Reorganization items                          977       -
        Net loss as adjusted                    $(1,707)   $(8,921)
Per Share:
  Loss per common share reflected
    on consolidated statements of operations    $ (0.10)   $ (0.56)
  Per share effect of such items                  (0.01)        -

       Loss per common share
         adjusted for such items                $ (0.11)   $ (0.56)

                                              Nine Month Periods Ended
                                                   September 30,
                                                 1996         1995
                                              (Dollars in thousands,
                                             except per share amounts)
Net loss per consolidated
  statements of operations                    $  (920)  $ (16,198)
    Subtract:
      Interest                                 (4,645)       -
      Debt discount and
        debt issuance costs                    (1,041)       -
    Add:
      Reorganization items                      2,115        -
        Net loss as adjusted                  $(4,491)  $ (16,198)
Per Share:
 Loss per common share reflected
   on consolidated statements of operations   $ (0.06)   $ (1.05)
 Per share effect of such items                 (0.22)        -

       Loss per common share
         adjusted for such items              $ (0.28)   $ (1.05)




         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
              Notes to Consolidated Financial Statements
               September 30, 1996 and December 31, 1995
                             (Unaudited)

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

The Company currently estimates that the administrative claims will be approximately $1.5 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Most administrative claims in the bankruptcy case have been paid . The Company does not expect that the balance of any outstanding administrative claims will affect its ability to consumate its plan of reorganization.

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



        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

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


Action Against Twenty-Nine Palms Band

On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation, and Palm Springs East Limited Partnership, of which Elsub Management is the General Partner, filed a complaint against the Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The complaint sought injunctive and declaratory relief based upon alleged breaches by the Band of the Spotlight 29 Contract when it installed Class III electronic gaming machines at the casino without the Company's consent and without any involvement whatsoever by the Company in
the operation of the machines.   The suit was dismissed without prejudice on
April 21, 1995. As described in note 4, the Company has reached a settlement with the Band.

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



       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Notes to Consolidated Financial Statements
             September 30, 1996 and December 31, 1995
                           (Unaudited)

dismiss such lawsuits saying plaintiffs had failed to state a claim or prove their case. However, the plaintiffs were given additional time to file an amended complaint. Management believes the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

Other

     At September 30, 1996, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

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














   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

FINANCIAL CONDITION

                 Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents increased $2,757,000 during the nine month period ended September 30, 1996. Uses of cash during the period included capital expenditures of $592,000.

Liquidity

Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. Four Queens revenues, operating results and cash flows increased during the nine month period ended September 30, 1996, primarily because of an increase in Four Queens hotel guests and casino visitors, which apparently occurred due to an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas.

During the nine month period ended September 30, 1996, the Company experienced less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and because of the increased visitors to Las Vegas and the opening of the Fremont Street Experience.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1996 and 1995

Revenues

During the quarter ended September 30, 1996, total revenues, net of promotional allowances, increased $1,057,000 (7.7%) over the quarter ended September 30, 1995, primarily because of an increase in the number of Four Queens hotel guests and casino visitors, which apparently resulted from an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas. Other income decreased $455,000, primarily as a result of the nonaccrual of interest income related to the Native American loans, which were fully reserved at December 31, 1995. Casino revenues increased $847,000 (8.7%). Promotional allowances, which are subtracted from gross revenues, were comparable with the 1995 quarter.

The increase in Casino revenues of $847,000 from the comparable prior period, consisted of a $824,000 (12.1%) increase in slot revenues and a $23,000 (0.8%) increase in table games revenues. The increase in slot revenues is attributable to both favorable increases in volumes of play and win variances. Table games revenues, excluding poker revenues, decreased during the quarter primarily as a result of unfavorable craps drop and win variances.






   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



Hotel revenue increased $408,000 (18.7%) primarily because of an increase in room rates and a slight increase in hotel occupancy. Food and beverage revenues increased by $268,000 (9.9%) primarily due to increased numbers of hotel guests and visitors during the 1996 quarter.

Costs and Expenses

Total costs and expenses, excluding interest, depreciation, casino development costs, provisions for losses on receivables from Native American Tribes and reorganization items was comparable with the three month period ended September 30, 1995. All casino development costs and provisions for losses on receivables from Native American tribes were expensed before 1996.

Casino costs and expenses decreased $233,000 (5.0%) primarily due to a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages during the three month period ended September 30, 1996). Correspondingly, hotel expenses increased 170,000 (8.1%) primarily because of the decrease in complimentary costs allocated to the casino which was partially offset by operating cost decreases. Food and beverage expenses increased $381,000 (26.6%) during the quarter primarily due to increased casino and food service patronage and to a lesser extent because of decreased allocation of complimentary costs to the casino.

Taxes and licenses decreased $37,000 (2.2%) for the quarter as increased gaming taxes related to revenue increases were offset by decreases in other taxes and licenses. Selling, general and administrative expenses decreased $233,000 (8.3%) from 1995 primarily due to reductions in payroll costs of corporate administrative and development staff. Rent expenses were comparable with the 1995 quarter.

Depreciation and amortization decreased $52,000 (9.3%), primarily because of decreased amortization of debt issue costs (unamortized debt issue costs, incurred in connection with the 12.5% First Mortgage notes, were charged to expense as reorganization items at October 31, 1995) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60-months) of the $3,000,000 investment in the Fremont Street Experience.

Interest of approximately $560,000 has been accrued from the August 12, 1996 plan confirmation date on the face amount of the new restated First Mortgage notes payable ($30 million at 13.5% per annum) which are to be issued when the plan becomes fully effective, which is expected to occur by the end of March 1997. In addition, interest of approximately $59,000 has been accrued from the plan confirmation date on the new restated 11.5% First Mortgage notes payable ($3.8 million face) which are to be issued when the plan becomes fully effective. Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued to the plan confirmation date, the quarterly interest expense on the 12.5% notes would have been approximately $831,000 for the three month period ended September 30, 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31, 1995). There also has been no



         Elsinore Corporation and Subsidiaries (Debtor-In-Possession) Management's Discussion and Analysis of Financial
               Condition and Results of Operations
accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued to the plan confirmation date, the quarterly interest expense on the 7.5% notes would have been approximately $13,000 for the three month period ended September 30, 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued to the plan confirmation date, the interest expense on prior period tax obligations may have totaled approximately $35,000 for the three month period ended September 30, 1996.

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. During the quarter ended September 30, 1996, in connection with the August 1996 confirmation of the reorganization plan, the Company expensed approximately $762,000 of executive severance costs, of which approximately $318,000 was immediately due, with the remainder payable in monthly installments which continue into 1997. Reorganization expenses, consisting primarily of accrued professional fees and executive severance expenses, was $977,000 and $0 for the three month periods ended September 30, 1996 and 1995, respectively.

Nine Month Periods Ended September 30, 1996 and 1995

Revenues

During the nine month period ended September 30, 1996, total revenues, net of promotional allowances, increased $2,766,000 (6.4%) primarily because of an increase in the number of Four Queens hotel guests and casino visitors, which apparently resulted from an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas. Other income decreased $1,399,000, primarily as a result of the nonaccrual of interest income related to the Native American loans, which were fully reserved at December 31, 1995. Casino revenues increased $2,155,000 (7.1%). Promotional allowances, which are subtracted from gross revenues, were comparable to 1995.

The increase in Casino revenues of $2,155,000 from the comparable prior period, consisted of a $2,349,000 (11.4%) increase in slot revenues and a $194,000 (2.0%) decrease in table games revenues. The increase in slot revenues is attributable to both favorable increases in volumes of play and win variances. The decrease in table games revenues is primarily due to unfavorable craps win and volume variances.

Hotel revenue increased $1,363,000 (19.6%) primarily because of an increase in room rates. Food and beverage revenues increased by $595,000 (6.6%) primarily as a result of an increase in the average price per food cover.

Costs and Expenses

Total costs and expenses, excluding interest, depreciation, casino development costs, provisions for losses on receivables from Native American Tribes and reorganization items decreased $365,000 (1.1%) during the nine month period ended September 30, 1996.

Casino costs and expenses decreased $1,514,000 (10.0%) primarily due to (1) a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages during the nine month period ended

   Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
       Management's Discussion and Analysis of Financial
               Condition and Results of Operations
September 30, 1996) and (2) to a lesser extent, because of a decrease in French Quarter Lounge entertainment expenses. Correspondingly, hotel expenses increased 238,000 (4.0%) primarily because of the decrease in complimentary costs allocated to the casino which was offset partially by operating cost decreases. Food and beverage expenses increased $807,000 (18.1%) primarily due to decreased allocations of the costs of promotional allowances to the casino (14.5%) as explained above and to a lesser extent because of increased costs associated with higher revenues (3.6%).

Taxes and licenses increased 86,000 (1.7%) primarily because of increased taxable gaming revenues during the period. Selling, general and administrative expenses decreased $1,123,000 (13.3%) from 1995 primarily due to reductions in payroll costs of corporate administrative and development staff. Rent expenses were comparable with 1995.

Depreciation and amortization decreased $196,000 (6.5%), primarily because of decreased amortization of debt issue costs (unamortized debt issue costs, incurred in connection with the 12.5% First Mortgage notes, were charged to expense as reorganization items at October 31, 1995) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60-months) of the $3,000,000 investment in the Fremont Street Experience.

Interest expense of approximately $560,000 has been accrued from the August 12, 1996 plan confirmation date on the face amount of the new restated First Mortgage notes payable ($30 million at 13.5% per annum) which are to be issued when the plan becomes fully effective, which is expected to occur by the end of March 1997. In addition, interest of approximately $59,000 has been accrued from the confirmation date on the new restated 11.5% First Mortgage notes payable (approximately $3.8 million face) which are to be issued when the plan becomes fully effective. Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued to the plan confirmation date, the interest expense on the 12.5% notes would have been approximately $4,394,000 for the nine month period ended September 30, 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31, 1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued to the confirmation date, the interest expense on the 7.5% notes would have been approximately $67,000 for the nine month period ended September 30, 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the interest expense to the confirmation date on prior period tax obligations may have been approximately $185,000 for the nine month period ended September 30, 1996.

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. During the quarter ended September 30, 1996, in connection with the August 1996 confirmation of the reorganization plan, the Company expensed approximately $762,000 of executive severance costs, of which approximately $318,000 was immediately due, with the remainder payable in monthly installments which continue into 1997. Reorganization expenses, consisting primarily of accrued professional fees and executive severance expenses, was $977,000 and $0 for the three month periods ended September 30, 1996 and 1995 and $2,115,000 and $0 for the nine month periods ended September 30, 1996 and 1995, respectively.


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

     Item 6.     Exhibits and Reports of Form 8-K:

                  Form 8-K    -  dated August 8, 1996, Bankruptcy Court
                                   entry of order confirming the plan of
                                   reorganization submitted by the Company
                              as modified by that order.

                  Exhibit 10 - Subscription Rights Agreement, dated
                                  October 10, 1996.





































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



Dated: November 13, 1996