Form 10-K
period 1996-12-31
ELSINORE CORP
filed 1997-02-21
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                       Form 10-K

      X  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On February 10, 1997 there were 15,891,793 shares of common stock issued and outstanding.



     Total number of sequentially numbered pages _______
          Exhibit Index begins at sequential page number ________



                   TABLE OF CONTENTS

     PART 1
     Page

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

          In January 1995, the Company completed an underwritten public offering of 2.5 million shares of its common stock (the "Equity Offering"). At that time, the Company believed the net proceeds of the Equity Offering (approximately $4 million before deducting the Company's offering expenses), together with cash on hand and cash generated from operations, would be sufficient to satisfy the Company's working capital requirements through the first quarter of 1995. However, principally as a result of the unanticipated poor initial performance of the Spotlight 29 Casino following its opening, the Company was required to obtain additional financing through the sale of $1,706,250 aggregate principal amount of its 7.5% Convertible Subordinated Notes due December 31, 1995 (the "Convertible Notes"). The private placement of Convertible Notes was completed on March 31, 1996.

          Chapter 11 Proceedings. On October 31, 1995, Elsinore and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada) (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding. On November 10, 1995, Olympia Gaming Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition in the same Court. The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor in possession, the Company may operate its business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

          On February 28, 1996, the Company filed a plan of reorganization and accompanying disclosure statement. On July 16, 1996 and July 18, 1996, the Bankruptcy Court conducted hearings regarding the confirmation of the plan submitted by the Company. At that time, due to objections by certain creditors and equity holders, the Bankruptcy Court indicated that certain modifications to the plan would be required for confirmation, including making no distributions to the Company's equity holders. However, prior to entry of an order confirming the modified plan, the objections of creditors were withdrawn in return for a reallocation of the equity interests in the reorganized Elsinore. See "Item 1. Business--Chapter 11 Proceedings."

          On August 8, 1996, the Bankruptcy Court entered an order confirming the plan of reorganization submitted by the Company as modified by the terms of that order (the "Plan") consistent with the reallocation of equity interests. This order included an accelerated confirmation date for the Plan of August 12, 1996. Final effectiveness of the Plan is dependent upon a number of conditions. The Company believes that the only condition remaining to be satisfied is the receipt of approval from the Nevada Gaming Authorities with respect to the post-effectiveness significant Board Members. See "Item 1. Business--Chapter 11 Proceedings" and "Item 1. Business--Regulations -- Nevada Gaming Operations." The Company expects the Plan to be fully effective by March 1997.

          Under the Plan, 80% of the equity interest in the reorganized Elsinore will be distributed in specified percentages to certain classes of the Company's creditors and equity holders. The remaining 20% of the equity interests in the reorganized Elsinore will be distributed pursuant to a rights offering which will raise $5 million in additional capital for the reorganized Elsinore. The unofficial committee of the 1993 First Mortgage Note Holders (The "Bondholder Committee") has guaranteed a 100% subscription for the $5 million rights offering. On or about October 10, 1996, the rights offering commenced. As of December 31, 1996, the Company had received $4,287,000 (including interest of $19,000 on subscription amounts paid into the account by members of the Bondholders committee) in rights offering proceeds of which over 99% was paid by the Bondholders Committee members. As of February 10, 1997 , the Company had received an additional $130,000 from the Bondholders Committee. The remaining amount of approximately $583,000 must be paid by the Bondholders Committee prior to the Plan's effective date. All rights proceeds are being held in a restricted account until the Plan's effectiveness.

          Management Change. The Company's confirmed Plan calls for a change in the management of the reorganized Elsinore. Effective August 12, 1996, the Company entered an Interim Management Agreement with Riviera Gaming Corp. - Elsinore, Inc. to manage the business operations of the Company subject to the direction of the boards of directors of Elsinore and its subsidiaries.

          Also, on August 12, 1996, pursuant to a Stipulation between the Company and the unofficial committee of the First Mortgage noteholders (the "Bondholder Committee"), senior management (Thomas E. Martin, President and Chief Executive Officer and
     Frank L. Burrell, Jr., Chairman of the Board) ceased to be compensated employees of the Company, although they will continue to serve both as directors and authorized officers until replaced.

          When the Plan is fully effective, the existing board of the Company will be reconstituted with new directors, four of whom will be chosen by the Bondholders Committee, and one will be chosen by the Equity Committee appointed in the bankruptcy case (with input from other creditor constituencies). As of February 17, 1997, the new directors had been nominated and the Plan's effectiveness is awaiting final Nevada Gaming Authorities approval of those nominees.


          The Plan contemplated that management of the Company from the date of the Plan's confirmation until the Plan's Effective Date would be undertaken by a nominee of the Bondholders Committee. The Company and Riviera Gaming Management Corp - Elsinore ("Riviera"), the nominee of the Bondholders Committee, have entered an Interim Management Agreement (the "Interim Agreement") pursuant to which Riviera has assumed exclusive managerial responsibility over the Four Queens Hotel and Casino, and ancillary facilities (together the "Four Queens Hotel"), subject to supervision of the Boards of Directors of Elsinore and FQI. Under the Interim Agreement, Riviera is responsible for providing training to Four Queens Hotel personnel, marketing and sales at the Four Queens Hotel, internal accounting and other managerial tasks. In return, the Riviera receives a management fee of $83,333 per month. All personnel employed at the Four Queens Hotel, other than those hired by the Riviera for purposes of fulfilling its responsibilities, remain the employees of the Company. In addition, during the Interim Agreement, the Company retains full responsibility for payment of all expenses related to operation of the Four Queens Hotel. Riviera has no obligation to pay any expenses or to make any capital expenditure with respect to the Four Queens Hotel which are not funded by the Company. The Interim Agreement by its terms will terminate upon the commencement of the first calendar quarter following the Plan's Effective Date.

          The bankruptcy process has provided an opportunity for Elsinore to respond to changes in the industry and redirect its strategy to become more competitive. In addition, the bankruptcy process has afforded the Company an opportunity to eliminate or renegotiate certain pre-petition debt to a more manageable level resulting in greater financial flexibility.


          The Four Queens; The Fremont Street Experience.

     Based principally on results at the Four Queens, the Company's earnings before interest, income taxes, depreciation and amortization, (and before the provision for losses recognized on loans receivable from Native American Tribes, the write-off of casino development costs and expenses recognized as a result of the reorganization proceedings in 1995) increased in 1996 to $7.0 million, from $1.4 million in 1995. The Company believes this improvement was at least partially attributable to increased visitors to downtown because of (1) the Fremont Street Experience attraction and (2) the related improvement of vehicular traffic flow to the downtown Fremont Street Experience area following completion of its construction in November, 1995. However, competition continues to intensify in the Las Vegas market as new
     resorts are developed and existing resorts expand.   The Company
     believes that customers of the downtown casino/hotels who would normally spend substantially all of their gaming and entertainment budget at downtown casinos are being drawn to and spent a portion of their budgets at these new Strip properties, resulting in a loss of revenue to downtown casinos.



     The Fremont Street Experience is a cooperative undertaking among the downtown casinos to create a feature attraction along Fremont Street in downtown Las Vegas. The Fremont Street Experience has transformed four blocks of Fremont Street into a covered pedestrian mall, connecting the Four Queens and nine other major entertainment venues that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms. The Fremont Street Experience features a 10-story celestial vault, sound effects and a high tech light show which add to the neon signs and marquees for which the downtown area is already famous. As part of the Fremont Street Experience, a new 1,500-space parking garage has been constructed. The Company believes that the Fremont Street Experience will assist the downtown area in its effort to draw increased patronage to the downtown market.

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



          Spotlight 29 Casino. Since March 1995, Elsinore, its wholly owned subsidiary, Elsub Management Corporation ("Elsub") and Palm Springs East Limited Partnership ("Palm Springs East"), of which Elsub is the general partner, and the Twenty-Nine Palms Band of Mission Indians (the "Band") have been involved in a dispute regarding, among other things, the terms of a management contract (the "Spotlight 29 Contract") under which Palm Springs East had the exclusive right to manage and operate the Spotlight 29 Casino, owned by the Band, located near Palm Springs, California.

          As a result of this dispute, on April 17, 1995, the Company was ousted as manager of the Spotlight 29 Casino. The Company then declared a breach of the Spotlight 29 Contract and a related loan agreement under which Palm Springs East had lent approximately $12.5 million to the Band for construction of the Spotlight 29 Casino and for working capital contributions.

          In light of the Company's disassociation with the operations of the Spotlight 29 Casino, the Company's management determined to write-off, in the quarter ended March 31, 1995, the unamortized balance of casino development costs incurred on the project of $1,037,000 and ceased accrual of interest on the project note and loans evidencing working capital advances. On May 16, 1995, the Band delivered to the Company "Notice to Terminate Management Agreement" which asserted material breaches of the Spotlight 29 Contract and requested payment of approximately $1.5 million by June 16, 1995 to cover working capital shortfalls.

          On October 31, 1995, Elsinore, Palm Springs East and Elsub filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In December 1995 the Company reserved the $9,000,000 amount due from the Band.

          As of March 29, 1996, the Company reached a settlement with the Band, which has been approved by the Bankruptcy Court and the Bureau of Indian Affairs. Pursuant to the settlement, the Company has received a promissory note from the Band in the principal amount of $9 million with a 36 month amortization schedule. However, because of limitations on the funds from which the note is to be paid, there is a possibility it will not be paid in full. Given these limitations on the recovery of principal and interest due on the note, management has not reduced the allowance for loss in an amount of $9 million against the aggregate receivables provided in the quarter ended December 31, 1995. The first payment was made by the Band on October 29, 1996. See "Item 1. Business -- Native American Gaming Projects -- Spotlight 29 Casino" for further detail.

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

          Under the terms of the 7 Cedars Contract, the Company was obligated to establish a reserve fund for "working capital," a term which is not defined in the 7 Cedars Contract. The Company believes the parties did not intend to apply a "working capital" definition based on generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the 7 Cedars Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the 7 Cedars Casino incurred a cumulative net loss and an attendant decrease in working capital which has been substantial.



          On November 1, 1995, the S'Klallam Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the S'Klallam Tribe as defined by the 7 Cedars Contract in the aggregate amount of $100,000 and requested immediate payment. In addition, the S'Klallam Tribe demanded that a minimum of $2,540,000 be paid immediately to cover current expenses and up to $5,390,000 for working capital shortfalls according to its interpretation of the 7 Cedars Contract. On November 13, 1995 the Company received a letter from the S'Klallam Tribe asserting that the 7 Cedars Contract had been terminated.

          On November 10, 1995, Olympia filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The Company maintains that the 7 Cedars Contract has not been terminated.

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

          Changes in Management. Effective April 1, 1996, Gary R. Acord, Chief Financial Officer, resigned his position with the Company. Brent E. Duncan was named Treasurer and Secretary of the Company on June 4, 1996.

          The Company's confirmed Plan calls for a change in the management of the reorganized Elsinore. Effective August 12, 1996, the Company entered an Interim Management Agreement with Riviera Gaming Corp. - Elsinore, Inc. to manage the business operations of the Company subject to the direction of the boards of directors of Elsinore and its subsidiaries.

          Also, on August 12, 1996, pursuant to a Stipulation between the Company and the unofficial committee of the First Mortgage noteholders (the "Bondholder Committee"), senior management (Thomas E. Martin, President and Chief Executive Officer and
     Frank L. Burrell, Jr., Chairman of the Board) ceased to be compensated employees of the Company, although they will continue to serve both as directors and authorized officers until replaced.

          When the Plan is fully effective, the existing board of the Company will be reconstituted with new directors, four of whom will be chosen by the Bondholders Committee, and one will be chosen by the Equity Committee appointed in the bankruptcy case (with input from other creditor constituencies). As of February 10, 1997, the new directors had been nominated and the Plan's effectiveness is awaiting final Nevada Gaming Authorities approval of those nominees.

          Trading Halt/Potential Delisting.       Trading in the Company's
     common stock continues to be halted by the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE"). Elsinore intends to pursue reactivation of its listings with AMEX and PSE so that the New Common Stock in the reorganized Elsinore can be traded publicly following the effective date of the Plan. However, by letter dated January 27, 1997, Elsinore was informed of AMEX's intention to pursue the delisting of Elsinore's Common Stock. By letter dated February 3, 1997, the Company requested that AMEX defer a final decision on delisting until mid-March 1997 so that the reconstituted board of directors has an opportunity to decide on a course of action. By letter dated February 5,1997 AMEX agreed to extend the Company's time to request an appeal to March
     14, 1997.

                 CHAPTER 11 PROCEEDINGS

     Initiation of Chapter 11 Proceedings.

          On October 31, 1995, Elsinore and certain of its subsidiaries (Four Queens, Inc., Four Queens Experience Corporation, Elsub Management Corporation, and Palm Springs East Limited Partnership) filed voluntary petitions in the United
     States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada) (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On November 10, 1995, Elsinore's subsidiary, Olympia Gaming Corporation, also filed a voluntary petition in the Bankruptcy Court seeking reorganization under Chapter 11. The Company is continuing to manage its business affairs as a debtor-in-possession under the supervision of the Bankruptcy Court. The reorganization of Elsinore and its subsidiaries is being jointly administered. The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding.

          The Company believes that no single factor led directly to the filing of the Elsinore related bankruptcy cases; but rather, that a combination of several factors led to the need to seek Chapter 11 relief.

          Initially in October 1994, the IRS delivered to Elsinore a final assessment relating to certain adjustments to taxable income taken by Elsinore for fiscal years ending January 31, 1980 through December 31, 1983. The Company was advised and believed that there would be no liability for taxes in these years above the $3.5 million payment which was deposited with the IRS in 1991. However, the IRS assessment called for Elsinore to pay approximately $5.7 million, in addition to $3.5 million deposited in 1991. A tax lien was recorded by the IRS in November 1994. In December of 1994, Elsinore and the IRS entered into an agreement whereby the assessment was to be paid in monthly installments over the course of a year. In the nine months prior to the filing of its bankruptcy petition, Elsinore paid approximately $3.5 million to the IRS. The Company believes that these payments contributed greatly to the liquidity problems faced by Elsinore prior to commencing its bankruptcy case.


     Second, as discussed more thoroughly below, Elsinore developed and managed the Spotlight 29 Casino, a Class II gaming facility, on the tribal land owned by the Twenty-Nine Palms Band. In March of 1995, in order to compete with other casinos in the area, the Twenty-Nine Palms Band installed Class III electronic gaming machines at the Spotlight 29 Casino. In March of 1995, as well as today, there is no express state or federal authorization for the use of Class III gaming devices at the Spotlight 29 Casino. The installation of these Class III devices was brought to the attention of the Nevada Gaming Authorities and Elsinore was informed that the Nevada Gaming Authorities viewed the installation of the devices as a violation of California and Federal gaming law and expressed concerns regarding Elsinore's continued association with the Twenty-Nine Palms Band. The Company attempted to persuade the Twenty-Nine Palms Band to discontinue use of the Class III devices at the Spotlight 29 Casino, but they refused. In view of the position taken by the Nevada Gaming Authorities, the Company withdrew as manager of the Spotlight 29 Casino and commenced action against the Twenty-Nine Palms Band. See "Item 1. Business--Native American Gaming Projects--Spotlight 29 Casino." The Company believes that the resulting non-payment of principal and interest on the project loan and management fees in 1995 together with the approximately $1.2 million in working capital deficiencies funded by the Company prior to its disassociation with the Spotlight 29 Casino contributed to the Company's financial difficulties leading up to the bankruptcy filings.

          Third, revenues at the 7 Cedars Casino was much lower than projected during 1995. See "Item 1. Business--Native American Gaming Projects--7 Cedars Casino." The Company believes that the resulting operating losses and consequent inability of 7 Cedars to payback project loan interest and principal and management fees contributed to the Company's financial difficulties leading up to the bankruptcy filings.

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

          General.

          Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of the plan of reorganization unless the respective claimants agree to different treatment.

          During the course of the bankruptcy proceedings, an unofficial committee of a majority of the holders of the 1993 First Mortgage notes was formed (the "Bondholders Committee"). Beginning in approximately December 1995, the Company and the Bondholders Committee participated in settlement negotiations in an effort to consensually resolve their concerns in the case. The result of these negotiations was an agreed upon conceptual framework for a plan of reorganization, which was thereafter embodied in a stipulation (the "Stipulation").

          On February 28, 1996, the Company filed a plan of reorganization, which was consistent with the terms of the Stipulation, together with an accompanying disclosure statement. The disclosure statement was approved on May 13, 1996 subject to the insertion of certain language acceptable to the 1993 First Mortgage Noteholders.

          On July 16, 1996, the Bankruptcy Court conducted a hearing regarding confirmation of the plan as submitted by the Company.
     At that time, the Bankruptcy Court considered the various objections to the plan raised by certain creditors and equity holders. On July 18, 1996, the Bankruptcy Court conducted further proceedings with respect to the plan of reorganization submitted by the Company. At the July 18 hearing, the Bankruptcy Court concluded that certain modifications to the plan would be necessary for its confirmation. These modifications included, among others, making no distribution to the Company's existing equity holders.

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


     On August 5, 1996, the Bankruptcy Court conducted a hearing on the reconsideration motion. After that hearing, the Bankruptcy Court determined that the relief sought by that motion should be granted. Accordingly, on August 8, 1996, the Bankruptcy Court entered an order confirming the plan of reorganization submitted by the Company as modified by that order (the "Plan") with a confirmation date of August 12, 1996.

          The effective date of the Plan will be after all regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, have been obtained and Elsinore has sufficient cash to fund all distributions. Management believes the only remaining condition to effectiveness to be satisfied is the Nevada Gaming Authorities granting its approval of the members of the Company's reconstituted Board of Directors. Currently, it is expected that the Plan will be fully effective by March 1997.


     Terms of Plan of Reorganization

          The Plan provides for the continuation of Elsinore and at least three of its subsidiaries (Four Queens, Inc., ElSub Management Corporation and Palm Springs East Limited Partnership) as going concerns. Under the Plan, the old common stock interests in Elsinore will be canceled and Elsinore, as reorganized, will issue new common stock (the "New Common Stock"). On the effective date of the Plan, 80% of the New Common Stock will be distributed to the following classes of creditors and equity holders in the following proportions:

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
                                                      100.0%


          Each member of the above classes of creditors and equity holders will be required to elect whether to exercise the right to purchase the New Common Stock allocated and whether to purchase additional shares of New Common Stock if one or more holders of that class do not fully exercise their right to purchase New Common Stock. The subscription rights of non-exercising members of the above classes will be reallocated automatically among the other members of the class electing to exercise their rights to purchase additional shares of New Common Stock. If any of the members of any class do not elect to exercise all of the rights allocated to that class, the unexercised rights will be automatically distributed to the members of the Bondholder Committee. The Bondholder Committee has guaranteed a 100% subscription for the $5 million rights offering, in the event the percentages enumerated above are not otherwise fully subscribed.On or about October 10, 1996 the rights offering process commenced with the distribution of subscription rights materials to the class members.

     As defined in the Subscription Rights Agreement dated October 10, 1996, pursuant to the Plan of Reorganization, as confirmed by the Bankruptcy court, the Company agreed to issue to the Rightholders stock subscription rights ("Rights")to purchase up to an aggregate of one million (1,000,000) shares of Common Stock, par value $0.001 per share, of the Company, at an exercise price of $5.00 per share. In the event such Rights were not exercised by 5 P.M. Pacific time on December 13, 1996, such non-exercised Rights were transferred automatically to the members of the Bondholder Committee in the proportions specified in a Standby Commitment.

     As the Rights proceeds are received, they are deposited in a separate Company bank account and are reflected in the accompanying 1996 balance sheet classification "Cash and Cash Equivalents Restricted". As of December 31, 1996 Rights proceeds of $4,287,000 (including interest of $19,000) had been received by the Company, representing exercise of Rights to approximately 854,000 shares. The Company will issue the related shares, including shares applicable to the bondholders Standby Commitment, upon the Plan of Reorganization Effective Date, which is expected to occur in March, 1997.

     As a result of the rights offering, members of the Bondholders Committee will receive 995,280 shares of the New Common stock and members of the creditor and equity holder constituencies will receive an aggregate, 4,720 shares of New Common Stock. Therefore, upon effectiveness of the Plan, it is expected that members of the Bondholder Committee will hold, in the aggregate 4,495,280 shares of the 5,000,000 issued and outstanding shares of New Common Stock.

     Proposed Treatment of Creditors and Equity Interests

          The Plan is expected to be funded principally from cash generated from operations and the $5,000,000 proceeds from the rights offering. Specifically, the proposed treatment of each of the creditor and equity interests is as follows:

          The 1994 Mortgage Note holders have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order was entered by the Bankruptcy Court(approximately $675,000) and certain fees and disbursements related thereto (approximately $125,000). On the effective date of the Plan, each 1994 Mortgage Note holder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim.


     Interest on the Restated Mortgage Notes will accrue at an annual rate of 11.5% or other appropriate interest rate approved by the Bankruptcy Court and will be payable quarterly commencing on the fourth month following the confirmation date. These noteholders will retain their lien interests as collateral for repayment of the restated mortgage notes.

          The 1993 First Mortgage Note holders have an allowed claim equal to approximately $61,000,000. Under the Plan, the secured portion of the claim is allowed in the amount of $30,000,000. The balance of the claim is unsecured. On the effective date of the Plan, each 1993 First Mortgage Note holder will receive (i) in exchange for the secured portion of its claim, its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes") which will accrue interest at an annual rate of 13.5% per annum payable semi-annually and will be due five years from the confirmation date, and (ii) in exchange for the unsecured portion of its claim, prorata portion of the New Common Stock (see above).

          The Convertible Note holders have an allowed claim equal to approximately $1,500,000. On the effective date of the Plan, each Convertible Note holder will receive its prorata share of New Common Stock (see above) in exchange for its allowed claim.

          The Company's larger unsecured creditors, other than the Convertible Note holders, will receive payments from a fund of approximately $1,400,000 over a three-year period and their prorata share, if any, of New Common Stock (see above).


     The Internal Revenue Service ("IRS"), which has both secured and unsecured claims aggregating approximately $3,000,000 will receive full payment of its secured claim with interest at 8% per annum over four years (commencing on the effective date) and will receive, with respect to its unsecured claim, proportionately the same type of recovery which is provided for the Company's larger unsecured creditors. In addition, the IRS will receive its prorata share of the New Common Stock (see above).

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

     Board of Directors

          The Plan also calls for the Company's Board of Directors to be reconstituted upon effectiveness of the Plan. Four of the new directors are to be chosen by the Bondholders Committee and one will be appointed by the Equity Committee appointed in the Bankruptcy Case. Both the Bondholders Committee and the Equity Committee have selected their proposed representatives to the Company's Board. Those proposed directors have been submitted to the Nevada Gaming Authority for approval. Upon such approval, the Company believes all conditions to the Plan's effectiveness will be satisfied.

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


     Trading in the Company's common stock continues to be halted by the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE"). Elsinore intends to pursue reactivation of its listings with AMEX and PSE so that the New Common Stock in the reorganized Elsinore can be traded publicly following the effective date of the Plan. However, by letter dated January 27, 1997, Elsinore was informed of AMEX's intention to pursue the delisting of Elsinore's Common Stock. By letter dated February 3, 1997, the Company requested that AMEX defer a final decision on delisting until mid-March 1997 so that the reconstituted board of directors has an opportunity to decide on a course of action. By letter dated February 5,1997 AMEX agreed to extend the Company's time to request an appeal to March 14, 1997.

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

     In 1994, the Company completed a $5 million refurbishment of the Four Queens, which has gaming space of 32,000 square feet. The casino is currently equipped with approximately 988 slot machines, 20 blackjack tables, four craps tables, one pai gow poker table, one Caribbean Stud Poker table, two Let-It-Ride tables, two roulette wheels, a keno game and a sports book. The hotel has 690 guest rooms and suites in two towers. The Four Queens features four full-service restaurants, three cocktail lounges and one entertainment lounge. As part of the refurbishment, meeting space in the Four Queens was doubled to almost 15,000 square feet in 1993. The Four Queens also has parking facilities which can accommodate 560 cars.

          Based principally on results at the Four Queens, the Company's earnings before interest, income taxes, depreciation and amortization, (and before the provision for losses recognized on loans receivable from Native American Tribes, the write-off of casino development costs and expenses recognized as a result of the reorganization proceedings in 1995) increased in 1996 to $7.0 million, from $1.4 million in 1995. The Company believes this improvement was at least partially attributable to increased visitors to downtown because of (1) the Fremont Street Experience attraction and (2) the related improvement of vehicular traffic flow to downtown Fremont Street following completion of its construction in November, 1995. However, competition continues to intensify in the Las Vegas market as new resorts are developed and
     existing resorts expand.   The Company believes that customers of
     the downtown casino/hotels who would normally spend substantially all of their gaming and entertainment budget at downtown casinos are being drawn to and spent a portion of their budgets at these new Strip properties, resulting in a loss of revenue to downtown casinos.

     Operations

     The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens for the years ended December 31, 1996, 1995 and 1994.

                                       1996     1995     1994
                                       (Dollars in Thousands)
     Casino(1)                             $42,300  $39,964  $46,270
     Hotel(2)                               11,202    9,564    9,234
     Food & Beverage(2)                     12,373   12,136   12,693
     Other(3)                                1,502    1,983    2,020
                                           67,377   63,647   69,935
     Less: Promotional Allowances          (6,178)  (6,674)  (7,511)

                                          $61,199  $56,973  $62,706

     (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

     (2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.

     (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances and miscellaneous other income (including net royalties of $198,000 in 1996, $185,000 in 1995, and $243,000 in 1994
               from the licensing of MULTIPLE ACTION "registered trademark" blackjack).





          The following table summarizes the primary aspects of the Company's operations at the Four Queens.

     Casino:
       Floor area (square foot)                             32,296
       Slot machines                                           988
       Blackjack tables                                         20
       Craps tables                                              4
       Caribbean Stud Poker tables                               1
       Roulette wheels                                           2
       Let-It-Ride tables                                        2
       Pai Gow poker tables                                      1
       Keno (seats)                                             46
       Sports book                                               1
     Hotel:
       Rooms                                                   690
       Meeting areas (square feet)                          14,600
     Restaurants and entertainment and cocktail lounges:
       Restaurants                                               4
       Restaurant seats                                        454
       Entertainment lounges                                     1
       Entertainment lounge seats                              147
       Cocktail lounges                                          3
     Other:
       Gift Shops                                                1
       Parking facilities (cars)                               560

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

          Targeted Marketing. The Company maintains a database of patrons that includes over 350,000 names of customers and prospects. The Company has assembled this database from its players clubs, reservation systems and tournaments and special events. Using this database, the Company has identified a segment of loyal core customers; management estimates that a significant portion of this group has returned to the Four Queens at least three times each year and spends an average of two to four days per visit. The Company believes that an additional benefit of the database is the ability to analyze the effectiveness of each marketing event in terms of profitability. This analysis aids management in developing future promotions for which there is a high probability of success. Finally, the Company publishes a periodic newsletter which announces upcoming tournaments and special events.

          Promotions. The Company believes that customers in the downtown Las Vegas market are attracted to perceived "value" in a gaming vacation. Accordingly, the Company promotes the value theme in a number of ways, from a 99-cent shrimp cocktail appetizer and $4.95 prime rib dinner to an assortment of value-oriented vacation packages.

          Club Memberships.

          REEL Winners Club   The largest component of the customer
     database is the REEL Winners Club, a slot club with over 300,000 members. The objective of this club is to provide loyal and valuable slot players the opportunity to accumulate points that may be redeemed for cash. Special parties and priority room reservations are also benefits for REEL Winners Club members. Maintaining and operating the slot club enables the Company to market continuously to a proven customer segment which is attracted to casino gaming and the Four Queens.

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

     The Las Vegas Market

          The Las Vegas gaming and entertainment market has generally expanded in recent years. The number of visitors traveling to Las Vegas increased from 11.6 million visitors in 1982 to over 30 million visitors in 1996. McCarran International Airport passenger volume is estimated to have increased 4.4% during 1995. Expansive themed properties such as Excalibur, The Mirage, The MGM Grand Hotel and Theme Park, Treasure Island and Luxor have become destination resorts. In addition, two additional themed resorts, New York, New York (January 3, 1997) and Monte Carlo have recently opened. New hotels and construction scheduled to debut in 1997 include the 1,025-suite tower in the Rio Suite Hotel and Casino:
     1,694-room expansion of Harrah's on the Las vegas Strip and completion of the 527-room Sunset Station in nearby Henderson, Nevada. Las Vegas is one of the fastest growing cities in the United States and the population has increased from approximately 507,000 in 1982 to over one million in 1996. This population increase has been driven by growth in the gaming industry, relocation of companies to Las Vegas because of favorable tax conditions and increases in the number of retirement age residents drawn to Las Vegas primarily by the warm climate, relatively low cost of living, entertainment options and absence of state income tax.

          Despite the significant increase in the supply of rooms and a series of competitive developments, including the expansion of gaming in many jurisdictions nationwide and the introduction of the California lottery, Las Vegas's hotel occupancy rate exceeded 85% in each of the last eight years and was 90.0% in 1996 (preliminary figure). Gaming revenues increased from $1.7 billion in 1984 to $4.6 billion in 1996 in the Las Vegas Metropolitan Area. The Company believes that several factors, including the three new destination resorts and the expansion of McCarran International Airport, will enable Las Vegas to continue to grow.

          Each of the three principal segments of the Las Vegas market--the Las Vegas Strip, the Boulder Strip and Downtown--has exhibited generally steady growth during the past decade.








       Set forth below is information concerning revenues and growth of each of Las Vegas's three principal gaming markets:


                     Gaming Revenue ($000's)*

Fiscal Year Ended    Las Vegas Strip       Downtown            BoulderStrip
June 30            Revenues   Growth   Revenues Growth       Revenues  Growth

1986              $1,371,208   4.0%   $486,828  10.4%        $80,328      %

1987               1,597,414  16.5     524,156   7.7          94,203  17.3

1988               1,739,265  8.9      592,616  13.1         104,161  10.6

1989               2,023,619  16.3     638,506   7.7         121,726  16.9

1990               2,278,666  12.6     641,990   0.5         137,265  12.8

1991               2,626,868  14.8     669,248   4.2         143,307   4.4

1992               2,530,932  (3.3)    646,577  (3.4)        150,854   5.3

1993               2,680,866   5.9     677,702   4.8         161,810   7.3

1994               3,188,994  19.0     657,173  (3.0)        179,042  10.6

1995               3,516,054  10.3     655,972  (0.2)        270,704  51.2

1996               3,629,745   3.2     654,362  (0.3)        333,852  23.3

Compound Annual
Growth Rate                   10.2%              3.0%                 15.3%

     *  For casinos with gaming revenue of $1 million and over.

          The Las Vegas Strip has demonstrated strong growth, and revenues have increased at a 10.2% compound annual growth rate to approximately $3.6 billion in 1996 from $1.3 billion in 1985. Based on 1996 statistics, the 5,000-room MGM Grand Hotel and Theme Park, the 2,500-room Luxor Hotel and Casino,the 3,000-room Treasure Island Hotel and Casino and other newly opened Las Vegas resorts appear to be drawing more visitors to Las Vegas.


          The downtown market has grown from approximately $441 million in 1985 to approximately $654 million in 1996 at a compound annual growth rate of 3.0%. Downtown Las Vegas, with its world famous neon lighting and its 12 major casinos all located within close proximity of each other, is where Las Vegas started, and the area continues to attract a significant number of loyal customers comprised of both visitors to Las Vegas and local residents. The Company believes many gaming patrons choose to play downtown because the casinos traditionally offer more liberal slot payouts and better odds on table games than casinos located on the Las Vegas Strip and provide a more comfortable and less intimidating environment. In addition, it is much easier to stroll from one casino to another in the downtown market than on the Strip.



     Recent results of the downtown Las Vegas casino operators have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of The Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the MGM Grand, Luxor and Treasure Island casino/hotels have had an adverse effect on downtown gaming revenue, which decreased 0.3% for the 12-month period ended
     June 30, 1996. In addition, two new themed casino resorts opened on the Strip in 1996, Monte Carlo (June 1996) and New York, New York (December 1996). In addition, another major casino resort, Stratosphere, opened just north of the Strip in April 1996.

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

          The total cost of the Fremont Street Experience was approximately $67 million, $6.7 million of which was financed by the Las Vegas Convention and Visitor Association, $28.7 million (consisting of an $18 million equity investment plus additional room taxes) was provided by six downtown casino operators (including the Company) and the remainder was provided by a local bond issuance and matching federal funds. The Company's share of the project costs was approximately $3 million. Construction on the project began in Spring 1994 and was completed in November of 1995. The grand opening of the project was on December 13, 1995.

          The Company and several of the other downtown casino operators collectively own the Fremont Street Experience.
     Elsinore has a one-sixth ownership share and will be responsible for a proportionate share of the project's operating costs. Since the opening of the Fremont Street Experience, the Company's business has been improving and operating profits appear to be returning.

       The Company believes this improvement was at least partially attributable to increased visitors to downtown because of (1) the Fremont Street Experience attraction and (2) the related improvement of vehicular traffic flow to the downtown Fremont Street Experience area following completion of its construction in November, 1995. However, competition continues to intensify in the Las Vegas market as new resorts are developed and existing resorts
     expand.   The Company believes that customers of the downtown
     casino/hotels who would normally spend substantially all of their gaming and entertainment budget at downtown casinos are being drawn to and spent a portion of their budgets at these new Strip properties, resulting in a loss of revenue to downtown casinos.

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

          Two themed resorts, the Monte Carlo and New York New York, opened on the Strip in June 1996 and December 1996, respectively.
     These two resorts added approximately 5,200 rooms. A themed mega-resort casino, the Stratosphere Tower Casino and Hotel, featuring an 1,149 foot observation tower, 1,500 rooms, a 97,000 square foot casino and other amenities and attractions, opened north of the Las Vegas Strip in April 1996. Although the occupancy levels increased slightly in 1996, as compared to 1995, there can be no assurances that the addition of such a large number of rooms will not have negative impact on average hotel occupancy levels in Las
     Vegas and at the Four Queens, unless visitor volume and other sources of room demand increase proportionately.

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

          Many operators in the downtown Las Vegas market have observed that the new Las Vegas Strip properties have been drawing gaming revenues away from downtown Las Vegas. However, the Company believes that, like the 1989-1991 period when The Mirage and Excalibur casino/hotels opened, following an initial period of dilution of downtown Las Vegas patronage, the entire Las Vegas market could benefit from an overall increase in tourism, with those benefits being shared downtown. Further, as the Las Vegas Strip becomes more congested, certain patrons may prefer the ease and relative friendliness of the downtown market. Additionally, the Company expects that the Four Queens, along with other downtown operators, will benefit from the increased tourism that the Company expects will result from the addition of the Fremont Street Experience.


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

     Spotlight 29 Casino

          Background.

          On January 14, 1995, Elsinore and the Twenty-Nine Palms Band of Mission Indians ("Band") opened the Spotlight 29 Casino (the "Spotlight 29"), a 74,000 square foot Class II gaming facility on tribal lands located near Palm Springs, California. The Spotlight 29 cost approximately $10 million to develop. Pursuant to the terms of the management contract (the "Spotlight 29 Contract") between the Band and Palm Springs East L.P., of which ElSub is the general partner and of which the Company owns 90%, the Company was to receive management fee revenues equal to approximately 27% of Spotlight 29's earnings from gaming operations, after deducting certain expenses. In addition, the Band was to repay from its share of casino earnings a $10 million loan and certain other advances from the Company to finance the development and construction of the Spotlight 29.

          During its first six weeks of operations, Spotlight 29's gaming revenues were significantly lower than anticipated, resulting in a net operating loss through February 1995 of approximately $1.1 million. This lower revenue is believed by the Company to be attributable in part to the marketing plan of the Spotlight 29 taking longer to implement than expected, and from competition from other Native American gaming facilities in Southern California that continue to operate electronic gaming machines without an approved compact with the State of California. Pursuant to its obligations under the Spotlight 29 Contract, the Company through April 3, 1995 advanced $1.26 million to the casino to cover working capital shortfalls.

          The Company also loaned $10 million to the Band to finance the development and construction of the Spotlight 29. This loan was to bear interest at the rate of 10% per year, which was to be payable solely from the Band's share of the Spotlight 29's earnings and was to amortize over four years from the date the Spotlight 29 opened. Pursuant to the Spotlight 29 Contract, payments of principal on the loan and repayments of any operating advances made by the Company (subject to a minimum payment to the Band of $35,000) was to be deducted by Palm Springs East L.P. from the Band's share of the Spotlight 29's earnings.

          As a Class II gaming facility, the Spotlight 29 is permitted under the IGRA to offer Class II games including bingo, pull-tabs and non-house banked games. Class III games, which include slot machines and house-banked games, are permitted under the IGRA on Native American land if conditions applicable to Class II gaming are met and, in addition, the gaming is in compliance with the terms of a written agreement ("compact") between the tribal government and the applicable state government. All compacts between tribal governments and states require approval by the Secretary of the United States Department of the Interior. To date, the State of California has not entered into any tribal-state compacts permitting Class III gaming (other than off-track betting and authorized state lottery facilities).

     1995 Developments

          In February 1995, the Company learned from discussions with tribal representatives that the Twenty-Nine Palms Band was contemplating the installation of Class III gaming devices at the Spotlight 29. In late February, in response to the Company's written objection to the placement of any Class III gaming devices on the Spotlight 29 premises, the Twenty-Nine Palms Band advised the Company that, as the owner of the Spotlight 29, the Band would install such devices if doing so was in the Band's best interest and that the Band believed this position did not conflict with the terms of the Spotlight 29 Contract. In early March 1995, the Band caused approximately 70 Class III gaming devices to be installed at Spotlight 29 and such devices currently are in operation.

          The Company opposed these activities by the Band and in early March 1995 notified the Nevada State Gaming Control Board ("Nevada Board") and the NIGC that it will not participate in conduct that contravenes the IGRA. On March 6, 1995, the Company served on the Band a notice and demand that the operation of the Class III devices without the Company's consent and compliance with applicable federal law violated the management contract and that such activity must immediately cease. Following the Band's failure to remove the gaming devices, the Company on March 16, 1995 filed suit in the United States District Court for the Central District of California to enjoin their operation. See "Item 3. Legal Proceeding."

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

          On October 31, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). The Company was involved in protracted negotiations during 1995 with the Band for a settlement of the respective claims. Based upon the progress of those negotiations at the time, in December 1995 the Company reserved the $9,000,000 amount advanced to the Band.

     1996 Developments

          On March 29, 1996, the Company reached a settlement with the Band, which has been approved by the Bankruptcy Court and which has received final clearance by the Bureau of Indian Affairs. The Company has received a promissory note from the Band in the principal amount of $9,000,000. While the note has an initial 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to pay the note in full at the end of 36 months, the note will be extended automatically for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the NIGC. If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. The first payment under the settlement was made by the band on October 29, 1996. Including the first and subsequent payments, a total of $353,000 has been received through February 19, 1996 (all such amounts were applied to, and recorded in, the year ended December
     31, 1996). Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29, management determined not to reduce the allowance for loss in the amount of $9,000,000 against the receivable, which was provided during the quarter ended December 31, 1995.


     7 CEDARS CASINO

          On February 3, 1995, Elsinore, through its wholly owned subsidiary Olympia Gaming Corporation ("Olympia") and the Jamestown S'Klallam Tribe (the "Tribe") opened the 7 Cedars Casino ("7 Cedars"), on the Olympic Peninsula in Washington State, approximately 70 miles northwest of Seattle. The 7 Cedars was conceived as a Native American gaming operation that would cater primarily to approximately 80,000 local citizens in Clallam and Jefferson Counties in Washington state. Kitsap County, with a population of approximately 180,000 people, was targeted as a secondary market for the 7 Cedars.

          To finance the development costs for the 7 Cedars, Elsinore loaned the $9 million to the Tribe. This loan bears interest at a rate of 10.9% per annum, is payable solely from casino earnings and will amortize over five years from the date the casino opened.

          Under the terms of the Olympia Contract, the Company is obligated to establish a reserve fund for "working capital", which is not defined in the Olympia Contract. The Company believes the parties did not intend to apply a "working capital" definition in the Olympia Contract based upon generally accepted accounting principles which, in the Company's view, would be impracticable in the context of the Olympia Contract and which, in practice, has never been followed. Since its opening on February 3, 1995, the 7 Cedars has incurred a substantial cumulative net loss and an attendant decrease in working capital.

          On November 1, 1995, the Tribe asserted that the Company had defaulted on the June, July, August and September 1995 minimum guaranteed payments to the Tribe, as defined by the Olympia Contract, in the aggregate amount of $100,000 and requested immediate payment.

          In addition, the Tribe demanded that sufficient monies be paid to enable all current gaming project expenses to be paid and working capital reserve to be maintained at the required funding level. The Tribe demanded that a minimum of $2,540,000 be paid immediately and also contended that the working capital shortfall could be as high as approximately $5,390,000 according to its interpretation of the Olympia Contract. On November 13, 1995, the Company received a letter from the Tribe dated November 9, 1995 asserting that the Olympia Contract had been terminated as a result of the Company's failure to make the payments which has been demanded.

          On November 10, 1995, Olympia Gaming filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada). Based on the November 10, 1995 bankruptcy filing, the Company maintains that the Olympia Contract has not been terminated.



     Pursuant to the terms of the Olympia Contract, the Company is to receive a management fee equal to 30% of the net distributable profits of 7 Cedars (subject to the Tribe receiving a $25,000 per month guaranteed payment). The Tribe is to receive the balance of the net distributable profits. The Contract's initial term expires February 2, 2000, subject to renewal for an additional two years in the event that the project loan is not paid in full by the end of the initial term. The project loan to finance the development and construction of 7 Cedars is payable solely from the Tribe's share of the net distributable profits of 7 Cedars, and will amortize over the five-year term of the contract at an annual interest rate of 10.9%.

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

          In light of the existing competition in the Puget Sound area, the demographics of 7 Cedars primary local markets and the apparent low propensity for destination tourists to the Olympic Peninsula to gamble, there exists substantial uncertainty as to whether, during the remaining term of the management and loan agreements, 7 Cedars can achieve the level of profitability required to obtain full recovery of the loan principal and accrued interest thereon.

          Based upon the foregoing, management determined in the quarter ended December 31, 1995 to provide an allowance for loss against the $9,000,000 outstanding balance of the project loan plus accrued interest thereon. Previously, on September 1, 1995, the Company ceased accruing interest on the project loan and wrote off the remaining unamortized balance of capitalized casino development costs of approximately $242,000.

     Facilities

          The 7 Cedars is a 54,000 square foot Class II and limited Class III gaming facility on tribal lands fronting U.S. Interstate Highway 101 on the Olympic Peninsula. An estimated 4 million tourists visit the Olympic Peninsula annually. 7 Cedars' 12,500 square foot gaming area features Las Vegas-style table games, including craps, blackjack and roulette, as well as bingo, poker, and pull-tabs. The casino's Class III games are authorized pursuant to a compact between the Tribe and the State of Washington, which has been approved by the Secretary of the Interior. In addition to the gaming operation, the Company also operates a gift shop, a video arcade and dining facilities at the site. The Tribe also operates a Native American arts and crafts shop at the facility.

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

     The Washington Market

          7 Cedars is located in Clallam County, Washington, which is located at the northeastern corner of the Olympic Peninsula approximately 70 miles northwest of Seattle. The state has identified Clallam and Jefferson Counties as a rapid growth county, designating it as a "growth management county." Populations within a 50- and 100-mile radius of the site are approximately 236,000 and 3 million, respectively. In addition to targeting the local population in Clallam County, 7 Cedars expects to derive visitors from the tourist traffic which flows through the Olympic Peninsula, one of the most popular vacation destinations for Washington State residents. Popular attractions include the Olympic National Park, with over 3.7 million visitors annually and Sequim Bay State Park, which attracts between 800,000 and 900,000 visitors annually. The primary target market of 7 Cedars is Clallam and Jefferson Counties which have a combined population of approximately 80,000 (of which 24% are of retirement age). 7 Cedars' secondary target markets include Victoria, British Columbia with a population of approximately 280,000, Kitsap County with a population of approximately 180,000, and the Seattle/Tacoma area with a population of approximately 2 million.

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

     Proceedings Before Nevada Gaming Authorities

          In connection with its Mortgage Note Registration
     Application in 1995, the Company appeared at a public hearing before the Nevada Board. During this hearing, the Board inquired at length concerning the decision of the Twenty-Nine Palms Band to install Class III gaming devices at the Spotlight 29 Casino and concerns about the Company's continued "association" with the Twenty-Nine Palms Band because of the alleged illegal conduct of that Band, which the Nevada Board apparently view as a violation by the Company of the foreign gaming provisions of the Nevada Act. See "Business--Native American Gaming Projects --Spotlight 29 Casino" above.

          Nevada Gaming Authority approval was also required in connection with the terms of the Plan. All approvals, other than approval of the proposed post-effective Plan board members, have been obtained. The Company currently expects that approval of the post-effective board will be received by March 1997.

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

          The Company has obtained NIGC approval of its settlement with the Twenty-Nine Palms Board. However, further NIGC approvals will be required for certain extensions of the term of the note issued to the Company in connection with that settlement. See "Item 1. Business -- Spotlight 29 Casino."

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

          The Company has licensed MULTIPLE ACTION blackjack to other casinos in Las Vegas and throughout the United States and at December 31, 1996 had licensed 82 locations for 128 tables. Revenues from licensing MULTIPLE ACTION blackjack through December 31, 1996 represented an immaterial part of the Company's overall revenues.

     Employees and Labor Relations

          At December 31, 1996, the Four Queens employed 1,089 persons, of which less than 5% were covered by collective bargaining agreements which expired in April 1987. The union employees have continued to work under the terms of an expired agreement. The Company believes that its relationship with the employees of the Four Queens is good.

     Control Procedures

          The Company employs stringent controls, checks and record keeping of all receipts and disbursements in connection with its gaming operations and believes that its internal controls are in compliance with the laws and regulations established by the Nevada Gaming Authorities, the Washington State Gambling Commission, NIGC, and the respective tribal gaming commissions. The audit and cash controls employed by the Company include locked cash boxes, independent counters and observers to perform daily cash and coin counts, floor observations of the gaming area, closed circuit television monitoring of critical activities and rapid analysis and resolution of discrepancies or deviations from normal performance.

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

     Certain Income Tax Matters

          Management has reevaluated transactions which occurred in prior years and as a result believes the Company possesses a total net operating loss carryforward which was approximately $103,500,000 at December 31, 19965. As a result of ownership changes in prior years, Internal Revenue Code Section 382 limits the amount of loss carryforward currently available to offset federal taxable income. At December 31, 1995, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income was approximately $64,600,000. These loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007. Because of the reorganization proceedings, the Company's net operating loss carryforwards may, however, be eligible for special treatment under Section 382. (See Note 9 of Notes to Consolidated Financial Statements.)

     ITEM 2.  PROPERTIES.

          Except for certain small parcels of land owned in fee and one lease for approximately 7,000 square feet of casino space that expires on December 31, 1997, the real property underlying the Four Queens is leased pursuant to several long-term leases, none of which expires before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens is subject to the mortgage security interest of the Company's 1993 First Mortgage Notes and 1994 Mortgage Notes. These mortgage security interests will survive effectiveness of the Plan and will secure the Restated Mortgage Notes and the Restated First Mortgage Notes. See
     Note 8 of Notes to Consolidated Financial Statements. The Four Queens is more fully described under Item 1. The Company does not own any fee or leasehold interests in the real property underlying the Spotlight 29 Casino or the 7 Cedars Casino.

     ITEM 3.   LEGAL PROCEEDINGS

     Chapter 11 Reorganization

          On October 31, 1995, the Company and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. See
     "Item 1. Business-Chapter 11 Proceedings." On November 10, 1995, Olympia Gaming Corporation filed a voluntary petition in the same Court. Since the Bankruptcy filing, several entities have filed administrative claims requesting the Bankruptcy Court order the Company to reimburse or compensate such entities for goods, taxes and services they allege the Company has received or collected, but for which they claim the Company has not paid.

          The Company currently estimates that the administrative claims will be approximately $1.5 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Most of the administrative claims in the bankruptcy case have been paid. The Company does not expect that the balance of any outstanding administrative claims will affect its ability to consummate the Plan of reorganization.

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

     Action Against Twenty-Nine Palms Band

          On March 16, 1995, Elsinore Corporation, its wholly owned subsidiary, ElSub Management Corporation, and Palm Springs East Limited Partnership, of which ElSub Management is the General Partner, filed a complaint against the 29 Palms Band in the United States District Court for the Central District of California, case no. CV 95-1669-RG(MCx). The suit was dismissed without prejudice by the Company on April 21, 1995. As noted previously, the Company has reached settlement of its dispute with the Band.

     Poulos/Ahern Class Actions

          In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. During April, 1996, U.S. District Judge Lloyd George approved defense motions to dismiss such lawsuits holding that the plaintiffs had failed to state a claim or prove their case. However, the plaintiffs were given additional time to file an amended complaint. Management believes the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

     Other

          At December 31, 1996, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all such legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.


                        PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

          The Company's common stock, par value $.001 per share (the "Common Stock"), was traded on the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE") under the symbol "ELS." Trading in the Company's Common Stock continues to be halted by the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE"). Elsinore has been in contact with both AMEX and PSE to pursue reactivation of its listings so that the Common Stock in the reorganized Elsinore can be traded following the effective date of the Plan. However, by letter dated
     January 27, 1997, Elsinore was informed of AMEX's intention to pursue the delisting of Elsinore's Common Stock. By letter dated February 3, 1997, Elsinore requested that AMEX defer a final decision on delisting until mid-March 1997 so that the reconstituted board of directors has an opportunity to decide on a course of action. By letter dated February 5, 1997, AMEX agreed to extend the Company's time to request an appeal to March 14, 1997.

          On February 19, 1997, the number of holders of record of Common Stock was approximately 4,179.

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

     ITEM 6.   SELECTED FINANCIAL DATA

          Set forth below is selected consolidated historical
     financial data with respect to the Company for the five years ended December 31, 1996.  This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.
                                           December 31,
                             1996      1995       1994        1993     1992
                            (Dollars in thousands except per share amounts)

     Balance Sheet Data:

     Total Assets          $42,627   $37,101     $67,315     $71,923  $41,961
     Current Portion
      of Long-Term Debt         50        54          59         204    3,051
     Long-Term Debt Net of
      Current Portion:
        Notes Payable       61,425    61,327      59,040      53,018   28,513
        Capital Leases       1,487     1,531       1,290       1,350    1,555
     Stockholder's Equity
      (Deficit)            (40,710)  (43,441)     (1,664)      4,567     (182)


     Operations Data:

     Revenues (Net)        $61,199   $56,973     $62,706     $66,852  $63,998
     (Loss) Before
      Extraordinary Items  $(1,556) $(45,749)   $(10,176)    $(2,252) $(1,780)
     Extraordinary Items:
      Gain (Loss) on
        Extinguishment of Debt -         -           735        (285)     -

     Net Loss              $(1,556) $(45,749)  $(  9,441)    $(2,537) $(1,780)

     Per Share Amounts:
      Loss Before
       Extraordinary Items $ (.10)  $  (2.95)  $    (.84)  $   (.19)   $ (.15)
     Extraordinary Items        -         -          .06       (.02)        -

     Net Loss              $ (.10)  $  (2.95)  $   (.78)   $   (.21)   $ (.15)

     Capital Costs:
      Depreciation and
        Amortization      $ 3,816  $   3,948   $  3,990    $ 3,206    $  3,302
     Interest Related to Prior
       Period Tax Obligation   -         590        885      4,256         213
     Interest Expense       2,505      8,006      9,086      1,385       3,124

                          $ 6,321   $ 12,544   $ 13,961    $ 8,847    $  6,639


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

     On February 28, 1996, Elsinore and its subsidiaries filed a plan of reorganization with the Bankruptcy Court. On August 8, 1996, an order modifying and confirming, as modified, the plan of reorganization was entered (the "Plan"). The Plan is expected to be fully effective in March, 1997. See "Item 1. Business -- Chapter 11 Proceedings."

     There can be no assurance that, with or without a plan of reorganization, the Company can generate sufficient cash to sustain operations.

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

     As defined in the Subcription Rights Agreement dated October 10, 1996, pursuant to the Plan of Reorganization, as confirmed by the Bankruptcy court, the Company agreed to issue to the Rightholders stock subscription rights ("Rights")to purchase up to an aggregate of one million (1,000,000) shares of Common Stock, par value $0.001 per share, of the Company, at an exercise price of $5.00 per share. In the event such Rights were not exercised by 5 P.M. Pacific time on December 13, 1996, such non-exercised Rights were transferred automatically to the members of the Bondholder Committee in the proportions specified in a Standby Commitment.

     As the Rights proceeds are received, they are deposited in a separate Company bank account and are reflected in the accompanying 1996 balance sheet classification "Cash and Cash Equivalents Restricted". As of December 31, 1996 Rights proceeds of $4,287,000 had been received by the Company, representing exercise of Rights to approximately 854,000 shares. The Company will issue the related shares, including shares applicable to the bondholders Standby Commitment, upon the Plan's Effective Date, which is expected to occur in March, 1997.

     Cash and cash equivalents, (including restricted amounts of $4,445,000 at December 31, 1996) increased $8,081,000 to
     $11,653,000 at December 31, 1996. Net cash provided by operating activities for the year ended December 31, 1996 was approximately $4,852,000. Major uses of cash during 1996 included payments of $1,431,000 of reorganization administrative costs, $578,000 of reorganization severance costs, $139,000 of interest on the 1994 Mortgage notes and $1,001,000 of capital expenditures.


     Liquidity: Currently, the Company's primary sources of liquidity are cash flows from the operations of the Four Queens Hotel and Casino. Four Queens revenues, operating results and cash flows increased during the year ended December 31, 1996, primarily because of an increase in Four Queens hotel guests and casino visitors, because of an overall increase in the number of visitors to Las Vegas and related visitor (and local residents) interest in the Fremont Street Experience attraction in downtown Las Vegas.

     During 1996, the Company experienced less liquidity pressure because of the protection afforded by the bankruptcy laws in the payment of obligations incurred prior to the filing and arising under certain executory contracts entered into prior to the filing of the bankruptcy petition and because of the increased visitors to Las Vegas and the opening of the Fremont Street Experience.




     RESULTS OF OPERATIONS

     1996 COMPARED TO 1995

          Total revenues, net of promotional allowances, increased $4,226,000 (7.4%). Casino revenues, increased $2,336,000 (5.8%), as compared to 1995. Promotional allowances, which are subtracted from gross revenues, decreased $496,000 (7.4%) in 1996 compared to 1995. Overall, management believes that the increase in 1996 revenues over 1995 was at least partially attributable to increased visitors to downtown because of (1) the Fremont Street Experience attraction and (2) the related improvement of vehicular traffic flow to downtown Las Vegas following completion of its construction in November, 1995.

          The increase in casino revenues in 1996, as compared to 1995, included a $2,971,000 (10.9%) increase in slot revenues and a $635,000 (5.0%) decrease in table games revenues. The increase in slot revenues was in both the volume of play and win percentage. The decrease in table games revenues resulted primarily from a decrease in the volume of play.

          Hotel revenues increased $1,638,000 (17.1%)during 1996 due to an increase in average room rate and slightly higher room occupancy. Food and Beverage revenues increased $237,000 (2.0%) where an increase in beverage revenues reflecting increased customer traffic was partially offset by decreased food complimentary sales during the year.

     Interest and other income decreased $481,000 primarily because of decreases in interest income accrued on Native American loans, which were fully reserved at December 31, 1995. However, in 1996, the Company received its first payment under the settlement agreement reached with the Twenty-nine Palms Band of Mission Indians - For additional information see "Native American Gaming Projects", elsewhere herein.

          Total costs and expenses, excluding interest, depreciation and amortization and provisions for losses on loans receivable from Native American Tribes, casino development costs and reorganization items decreased $1,337,000 (2.4%) in 1996 as compared to 1995.

     Casino costs and expenses decreased $2,011,000 (10.2%) primarily due to a decrease in costs allocated to the casino for promotional allowances (which was lower, as a result of a reduction in the ratio of complimentary sales to total sales of rooms, food and beverages) and to a lesser extent by cost containment.

     Correspondingly hotel expenses increased $585,000 (7.4%) because of lower promotional costs allocation to the casino and because of slightly higher payroll costs. Food and beverage expenses increased $1,078,000 (17.9%) over 1995 almost entirely because of a lesser allocation of promotional costs to the casino.

          Taxes and licenses were comparable with 1995 consisting of increased payroll and slot taxes which were mostly offset by lower table games and property taxes. Selling, general and administrative expenses decreased $1,057,000 (9.3%) from 1995 primarily as a result of reduced payroll costs of corporate administrative and development staff. Rent expenses were comparable with 1995.

          Depreciation and amortization decreased $132,000 (3.3%) in 1996 primarily because the remaining unamortized balance of debt issue costs related to the 1993 First Mortgage Notes was charged to reorganization items at October 31, 1995 (See notes 1 and 8 of Notes to Consolidated Financial Statements) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60-months) of the $3,000,000 investment in the Fremont Street Experience.

     Interest expense for 1996 decreased $5,501,000 from 1995 as reorganization proceedings continued. Interest expense of approximately $1,575,000 has been accrued from the August 12, 1996 plan confirmation date on the face amount of the new restated First Mortgage notes payable ($30 million at 13.5% per annum) which are to be issued when the plan becomes fully effective, which is expected to occur by the end of March 1997. In addition, interest of approximately $170,000 has been accrued from the confirmation date on the new restated 11.5% First Mortgage notes payable (approximately $3.8 million face) which are to be issued when the plan becomes fully effective. Because of the Chapter 11 proceedings, there has been no accrual of interest on the $57,000,000, 12.5% First Mortgage notes since October 31, 1995. If accrued to the plan confirmation date, the interest expense on the 12.5% notes would have been approximately $4,394,000 in 1996. (In addition, the remaining unaccreted discount balance related to the 12.5% first mortgage notes was charged to expense as a reorganization item at October 31, 1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued to the confirmation date, the interest expense on the 7.5% notes would have been approximately $67,000 in 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the interest expense to the confirmation date on prior period tax obligations would have been approximately $185,000 for 1996.


     Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. At the Plan confirmation date in August, 1996, the Company expensed approximately $761,000 of executive severance costs, of which approximately $318,000 was immediately due, with the remainder payable in monthly installments which continue into 1997.


      Reorganization expenses for 1996 follow:
                                          December 31, 1996
                                            ($in thousands)
          Officer severance expenses          $  761
          Administrative expenses, net        1,431
                Total reorganization items        $2,192

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

          For 1995, reorganization items consisted of the following:
     (in thousands)

          Debt issue costs charge-off         $  293
          Debt discount charge-off             2,695
          Administrative expenses, net         5,690

                Total reorganization items    $8,678


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

               None.

                           PART III

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Name, Position with Company,                                  Year
     Principal Occupation                                          First
     and Other Directorships                            Age        Elected
     Frank L. Burrell, Jr.                               69        1991
       Chairman of the Company since January 1993;
       Managing General Partner since 1977 of Burrell & Co., a securities broker-dealer.

     Howard R. Carlson                                    75       1993
       Retired business and banking executive.

     Thomas E. Martin                                     54       1990
       President and Chief Executive Officer of the Company since January 1993 and May 1995, respectively; President and Chief Executive Officer of Four Queens, Inc. since
       March 1993.

     Robert A. McKerroll                                  67       1993
       Retired. President and Chief Executive Officer of Foothill Bank, Mountain View, California from 1987 to 1995.

          In addition to the executive officers of the Company who are also directors, the executive officers of the Company are as follows:

          Brent E. Duncan was named Treasurer and Secretary of the Company on June 4, 1996. Mr. Duncan joined the Company in January 1993 and prior to being named Treasurer and Secretary of the Company, held various financial positions in which he reported to the Company's Chief Financial Officer. Mr. Duncan has over 10 years of Nevada gaming industry experience, including positions as Controller of a gaming device distributor and of Vice President, Treasurer and Director of Del
     E. Webb Hotels Corporation (where his responsibilities included reporting financial results for eight hotels, including four Nevada gaming properties). Formerly an audit manager with the Los Angeles office of KPMG Peat Marwick LLP, for six years, Mr. Duncan's assignments included audits of various public and private companies and included two years as resident manager of the firm's Las Vegas, Nevada office. A certified public accountant in Nevada, Mr. Duncan also holds a bachelor's degree in accounting from San Jose State University, where he was a member of the Accountants Honorary Society.


          Effective April 1, 1996, Gary R. Acord, Chief Financial Officer, resigned his position with the Company.

     Committees and Meetings
          The Board of Directors has established an Audit Committee, an Executive Committee, a Finance Committee, a Personnel and Compensation Committee (the "Compensation Committee") and a Nominating Committee.
     The membership of such committees is determined from time to time by the Board of Directors. Currently, the Audit Committee consists of Messrs. Carlson and McKerroll. The Executive Committee consists of Frank L. Burrell, Jr. (Chairman) and Messrs. Martin and Carlson. The Finance Committee consists of Robert A. McKerroll (Chairman) and Thomas E. Martin and Frank L. Burrell, Jr. and Brent E. Duncan. The Compensation Committee consists of Howard R. Carlson (Chairman) and Messrs. Burrell and McKerroll. The Nominating Committee consists of Messrs. Burrell and Martin.

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

          In 1996, the Board of Directors held 9 meetings and took action by written consent 6 times, the Audit Committee held 1 meeting, the Executive Committee held 10 meetings, the Finance Committee held 9 meetings, and the Compensation Committee and Nominating Committee did not meet in 1996. Each director attended more than 75% of the aggregate number of meetings of the Board and the committees, if any, on which he served in 1996.




     Director's Fees

          Each non-employee director of the Company receives an annual fee of $25,000. The Executive Committee is paid $12,000 per year for up to 12 meetings. Over 12 meetings, the fee is $1,000 per meeting. The Finance Committee is paid $6,000 per year for up to 12 meetings. Over 12 meetings, the fee is $500 per meeting. Audit, Compensation and Nominating Committee chairs and members are paid an additional fee of $5,000 and $2,500, respectively, for service as such. All fees are payable monthly. In addition, directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

     ITEM 11 . EXECUTIVE COMPENSATION

          The following table provides certain summary information concerning compensation paid to Frank L. Burrell, Jr., the Company's Chairman during the three years ended December 31, 1996, and the one executive officer whose total annual salary and bonus exceeded $100,000 in such year.


                           Annual Compensation  Long Term Compensation Awards
                                                   Securities    All Other
   Name and Principal                              Underlying     Compensation
   Position            Year  Salary ($)   Bonus($) Options (#)        ($)

   Frank L.
     Burrell, Jr.      1996  361,678(1)(a)    -0-         -0-         524(1)
     Chairman          1995  228,235          -0-         -0-        2,310(1)
                       1994    227,991        -0-      100,000       2,310(1)

   Thomas E. Martin    1996  540,683(2)(a)    -0-         -0-          672(2)
     President and     1995  343,344          -0-         -0-        2,310(2)
     Chief Executive   1994  346,606          -0-      200,000       2,310(2)
     Officer


     (1) Mr. Burrell received compensation for matching contributions under the Company's 401-k Plan. (1)(a)Pursuant to the Plan of Reorganization, Mr. Burrell was given a severance of one (1) year's annual salary of $240,000. As of December 31, 1996, Mr. Burrell had received $200,000 in severance payments.

     (2) Mr. Martin received compensation for matching contributions under the Company's 401-k Plan. (2)(a) Pursuant to the Plan of
     Reorganization, Mr. Martin was given a severance of one (1) year's annual salary of $360,000. As of December 31, 1996, Mr. Martin had received $300,000 in severance payments.

     Table

          No options were granted in 1996.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


          During 1996, no stock options were exercised by executive officers of the Company. In addition, as of December 31, 1996, Messers. Martin and Burrell do not hold any unexercised stock options.

     Employment Contracts and Termination of Employment and Change-of-Control Arrangements

          In March 1993, the Company adopted an Amended and Restated Senior Executive Severance Plan (the "Severance Plan"). Pursuant thereto, the Company has entered into severance agreements with Messrs. Burrell and Martin as of same date. Under such agreements, all such officers were to receive an amount equal to two times their respective annual salaries, in each case, thirty days after termination (subject to certain limitations) if such termination occurs within two years after a change of control of the Company. The Severance Plan also provides that a covered officer may "put" to the Company any stock options theretofore granted to him under the Company's option plans in return for cash payments equal to the difference (if greater than zero) between the "fair market value" (as defined in the relevant option plan) and the exercise price per share of such options. Pursuant to the Company's Plan of Reorganization, Messrs. Burrell and Martin's severance agreements were assumed, as modified, by the U.S. Bankruptcy Court to provide for a severance payment of $240,000 and $360,000, respectively, to be paid in equal installments over six-months commencing on the Confirmation Date with a single lump sum of one-half of their total severance to be paid on the Confirmation Date. See "Item 1. Business--Chaper 11 Proceedings--Plan of Reorganization."

     Compensation Committee Report on Executive Compensation

          The duties of the Compensation Committee are to establish the salaries of the company's executive officers; to exercise the authority of the Board of Directors concerning the Company's benefit plan; to administer the Company's stock option plans; to make recommendations to the Board of Directors concerning salary increases and bonus awards for the Company's executives, including the Chairman and the President/Chief Executive Officer; and to advise the Board of Directors on other compensation and benefit matters. The members of the Compensation Committee are Messrs. Carlson (Chairman), Burrell and McKerroll.

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

          Due to the Company's financial performance, base salaries were reduced by 5% and a salary freeze was instituted effective October 5, 1994. On or about April 1, 1996, all employees, excluding the Chairman of the Board and Chief Executive Officer, were given a 2.5% increase in their base salary.

          Annual Incentive Compensation. Due to the financial condition of the company and the filing of Chapter 11 Bankruptcy on October 31, 1995, there was no incentive compensation paid in 1996.

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

          No SARs, stock units, stock options, restricted stock or long term incentive plan payouts were made during 1996.

     Chief Executive Officer's Compensation

          During 1996, Mr. Martin was paid a base salary of $342,000. In setting Mr. Martin's salary, the Compensation Committee considered the market survey and personal performance. The Committee believes that Mr. Martin's salary is fair and appropriate in light of the obligations and responsibilities of the Chief Executive Officer. Mr. Martin was not awarded any cash bonuses during 1996. Mr. Martin received no grants of options in 1996.

                              COMPENSATION COMMITTEE
                              Howard R. Carlson, Chairman
                              Frank L. Burrell, Jr.
                              Robert A. McKerroll


     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

          The following table sets forth the names and addresses of all persons who beneficially owned, to the knowledge of the Company, more than 5% of the outstanding shares of Common Stock on December 31, 1996, and the number of shares beneficially owned by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group. Shares are beneficially owned by a person if he or she currently owns such shares or has or will have the right to acquire such shares within 60 days of December 31, 1996. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.



                                                  Beneficial Ownership
                                              of Common Stock
                                              Number of
     Name and Address of Owner               Shares      Percent of Class
     Goldsmith Financial Corporation         1,204,030(1)        7.6%
     11350 McCormick Road, Suite 200
     Hunt Valley, Maryland  21031

     Mojave Partners, L.P.                   1,053,417(2)        6.6%
     181 Maple Street
     Stowe, Vermont  05672

     Howard R. Carlson                          10,000(3)            *

     Thomas E. Martin                           56,000               *

     Robert A. McKerroll                         2,000               *

     All directors and executive officers as a group(4)68,000           *

     *    Less than one percent.
     (1) Based solely on information set forth in Schedule 13D and amendments thereto filed with the Securities and Exchange Commission by Goldsmith Financial Corporation through
               December 31, 1996.
     (2) Based solely on information set forth in Schedule 13D and amendments thereto filed with the Securities and Exchange commission by Mojave Partners, L.P. through December 31, 1996. Includes 122,382 shares of Common Stock subject to immediately exercisable warrants at an exercise price of $5.50 per share.
     (3) Consists of 10,000 shares held by the Howard R. and Jeanne M. Carlson Trust.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

     Performance Graph
          The Commission requires that the Company include in this Form 10K a graphical comparison of the Company's cumulative five-year shareholder returns on an indexed basis with (i) a broad equity market index and
     (ii) and industry index or peer group. Set forth below is a line graph (table) comparing the percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the Dow Jones Equity Market Index and the Entertainment & Leisure Index for the five years ended December 31, 1996. "Total return," for the purpose of the graph, assumes reinvestment of all dividends.













      Comparison of Five Year Cumulative Total Return for Elsinore Corporation, the Dow Jones Equity Market Index and
           the Entertainment and Leisure Index.

                   Elsinore Corporation
                       Equity Table
                     December 31, 1996

                                                              No.of
             No.of shares     Market value     Total Market   shares
             o/s at 12/31     at 12/31            Value       per $100

     1991     12,017,164       0.7500           9,012,873      133
     1992     12,017,164       0.9375          11,266,091      107
     1993     12,062,164       4.6250          55,787,509       22
     1994     13,135,214       1.9375          25,449,477       52
     1995     15,891,793       0.6875          10,925,608      145
     1996     15,891,793       0.5625           8,939,134      178



            Elsinore
            Index     Dow Jones    Dow Jones    Dow Jones   Dow Jones
            Value of  Equity        Equity        E&L         E&L
      YE    Invest    Index          Base       Index        Base
     1991   100       392            100        327           100
     1992   125       413            105        402           123
     1993   617       442            113        501           153
     1994   258       433            111        450           137
     1995    83       581            148        590           180
     1996    13       702            179        641           196


                          PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

          FORM 8-K
                                                  Page
                                                 Number
     A. Documents filed as part of this report on behalf of Elsinore Corporation and Subsidiaries:
       (i)     Financial Statements:

          Independent Auditors' Report              F-1

          Consolidated Balance Sheets, December 31, 1996 and 1995F-2

          Consolidated Statements of Operations, Years Ended
          December 31, 1996, 1995 and 1994          F-4

          Consolidated Statements of Cash Flows, Years Ended
          December 31, 1996, 1995 and 1994          F-5

          Consolidated Statements of Shareholders' Equity, (Deficit) Years Ended December 31, 1996, 1995 and 1994F-7

          Notes to Consolidated Financial StatementsF-8



     (ii) Financial Statement Schedules:

          All Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to the Consolidated Financial Statements.

     (iii)     Exhibits:

     2.1* First Amended Plan of Reorganization [2.1] (16)

     2.2* Order Confirming First Amended Plan of Reorganization [2.2]
     (16)

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

     10.63* Note Purchase Agreement, dated as of March 30, 1995, between the Company and G & O Partners, L.P., a Delaware limited partnership. [10.63] (12)

     10.64* Note Purchase Agreement, dated as of March 30, 1995, between the Company and GroRan LLC1, a Delaware limited liability company. [10.64] (12)

     10.65* Note Purchase Agreement, dated as of March 30, 1995, between the Company and Paul Orwicz. [10.65] (12)

     10.66* Note Purchase Agreement, dated as of March 30, 1995, between the Company and David Ganek. [10.66] (12)

     10.67* Common Stock Registration Rights Agreement, dated as of March 31, 1995, between the Company and G & O Partners, L.P., GroRan LLC1, Paul Orwicz and David Ganek. [10.67] (12)

     10.68* Stock Pledge Agreement, dated March 31, 1995, by and among the Company, Magnolia Partners, L.P., Mojave Partners, L.P., G & O Partners, L.P., GroRan LLC1, Paul Orwicz and David Ganek. [10.68]
     (12)

     10.69* Information Statement of Elsinore Corporation dated June 16, 1995, regarding the Consent to Waiver of Compliance and Amendment of the Indenture governing its 12.5% First Mortgage Notes due 2000, as amended by the Supplemental Information Statement dated June 23, 1995. [10.1] (13)

     10.70* Supplemental Indenture No. 3 dated as of June 30, 1995, by and among the Company, the Guarantors named therein, and First Trust National Association, as Trustee on behalf of the First Mortgage Noteholders. [10.2] (13)

     10.71* Amendment No. 2 dated as of June 23, 1995, to the Note and Stock Purchase Agreement by and among the Company, each Guarantor named therein and each Mortgage Noteholder. [10.3] (13)

     10.72* Waiver of Compliance and Agreement to Amend Promissory Notes, each dated as of June 30, 1995, by and among the Company and each Convertible Noteholder. [10.4] (13)

     10.73*  Subscription Rights Agreement, dated October 10, 1996 [10]
     (17)

     10.74   Interim Management Agreement

     21.1    List of Subsidiaries

     23.1    Consent of KPMG Peat Marwick LLP

     27.1    Financial Data Schedules

     99.1*       Voluntary Petition for Bankruptcy Pursuant to Chapter 11
               of the Bankruptcy Code dated October 31, 1995.[99.2](14)

     99.2*    Olympia Gaming Corporation Voluntary Petition for
                Bankruptcy Pursuant to Chapter 11 of the bankruptcy
                  Code dated October 31, 1995.  [99]

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

       (14)    Current Report on Form 8-K dated November 7, 1995

       (15)    Annual Report on Form 10-K for the year ended
                    December 31, 1995.

       (16)    Current Report on Form 8-K dated August 8, 1996

       (17)    Quarterly Report on Form 10-Q for the quarterly period
                    ended September 30, 1996

     B.        Reports on Form 8-K

               During the fourth quarter of 1996, the Company filed the following Current Report on Form 8-K:

               Form 8-K dated December 9, 1996 (regarding extension of Plan effective date.)

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

                              ELSINORE CORPORATION
                              (Registrant)


                              By:    /s/ Thomas E. Martin
                              THOMAS E. MARTIN, President

     Dated: February 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on February 19, 1997.


     /s/ Frank L. Burrell, Jr.          /s/ Howard Carlson
     Frank L. Burrell, Jr.              Howard Carlson
     Chairman of the Board of Directors Director


      /s/ Robert A. McKerroll            /s/ Thomas E. Martin
     Robert A. McKerroll           Thomas E. Martin
     Director                           Director



     /s/ Brent E. Duncan
     Brent E. Duncan
     Treasurer






















     Independent Auditors' Report

     The Board of Directors and Shareholders
     Elsinore Corporation, Debtor-In-Possession

     We have audited the consolidated balance sheets of Elsinore Corporation and subsidiaries, Debtor-In-Possession, as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries, Debtor-In-Possession, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on October 31, 1995 the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. The Company is currently operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court and this event and circumstances relating to this event raise substantial doubt about the Company's ability to continue as a going concern. On August 8, 1996, the Bankruptcy Court entered an order confirming the Company's plan of reorganization, as modified, with a confirmation date of August 12, 1996. The Company's ability to continue as a going concern is dependent upon, among other things, its obtaining the required regulatory approvals from the State of Nevada, including approvals by the gaming authorities, obtaining sufficient cash to fund all distributions and cash reserves required at the time the plan becomes effective and achieving profitable operations and sufficient cash flows to meet future obligations required by the plan. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                KPMG Peat Marwick LLP
     Las Vegas, Nevada
     February 19, 1997                   F-1





        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                        Consolidated Balance Sheets
                        December 31, 1996 and 1995
                           (Dollars in Thousands)

                                                      1996           1995

                             Assets

 Current Assets:
   Cash and cash equivalents                         $ 7,208        $ 3,572
   Accounts receivable, less allowance for
     doubtful accounts of $347 and $201,
     respectively                                        815            729
   Inventories                                           354            248
   Prepaid expenses                                    1,177          1,029
       Total current assets                            9,554          5,578

 Cash and cash equivalents - restricted(note 1)        4,445           -
 Property and equipment, net(notes 5 and 8)           23,544         25,473
 Leasehold acquisition costs, net of accumulated
    amortization of $4,898 and $4,691,
     respectively                                      1,941          2,148
 Investment in Fremont Street Experience, LLC          2,400          3,000
 Other assets(note 6)                                    743            902

                                                    $ 42,627       $ 37,101






        See accompanying notes to consolidated financial statements.















                                      F-2












       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                Consolidated Balance Sheets (continued)
                      December 31, 1996 and 1995
                        (Dollars in Thousands)


                                                      1996        1995

               Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                     $ 1,065     $      676
  Accrued interest                                       2,137            100
  Accrued expenses(note 7)                               6,176          5,352
  Current portion of capital lease obligations
    (note 12)                                               50             54
       Total current liabilities                         9,428          6,182

Prepetition liabilities not subject to compromise:
  Long-term debt, subject to demand for
    acceleration(note 8)                                 3,000          2,902
  Capital lease obligations, net of current
    portion(note 12)                                     1,487          1,531
                                                         4,487          4,433

Prepetition liabilities subject to compromise:
  Accounts payable                                       3,565          4,070
  Prior period income taxes and related
   interest (note 9)                                     2,985          2,985
  Accrued interest                                       4,419          4,419
  Accrued expenses                                          28             28
  Long-term debt subject to
    demand for acceleration(note 8)                     58,425         58,425
                                                        69,422         69,927

      Total liabilities                                 83,337         80,542

Shareholders' deficit(note 10):
  Common stock, $.001 par value per share.
    Authorized 100,000,000 shares.  Issued
    and outstanding 15,891,793 shares                       16             16
  Additional paid-in capital                            69,602         65,315
  Accumulated deficit                                 (110,328)      (108,772)
       Total shareholders' deficit                     (40,710)       (43,441)

Commitments and contingencies (notes 4, 11 and 12)
                                                      $ 42,627       $ 37,101

          See accompanying notes to consolidated financial statements.

             Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                       Consolidated Statements of Operations
                 Years Ended December 31, 1996, 1995 and 1994
                (Dollars in Thousands, Except Per Share Amounts)




                                         1996           1995            1994
Revenues, net:
 Casino                            $    42,300    $    39,964     $    46,270
 Hotel                                  11,202          9,564           9,234
 Food and beverage                      12,373         12,136          12,693
 Interest and other                      1,502          1,983           2,020
 Promotional allowances                 (6,178)        (6,674)         (7,511)

                                        61,199         56,973          62,706

Costs and Expenses:
 Casino                                 17,694         19,705          22,866
 Hotel                                   8,482          7,897           7,645
 Food and beverage                       7,088          6,010           6,250
 Taxes and licenses(note 14)             6,592          6,627           6,955
 Selling, general and administrative    10,328         11,385          11,892
 Rents                                   4,055          3,955           3,313
 Provision for losses on loans
  receivable from Native American
  Tribes (note 4)                         -            23,598            -
 Casino development costs (note 4)        -             2,323            -
 Depreciation and amortization           3,816          3,948           3,990
 Interest (contractual interest for
   1996 and 1995 of $7,661
   and $9,212) respectively (note 8)     2,505          8,006           9,086
 Interest, prior period income tax
  obligation(note 9)                      -               590             885

                                        60,563          94,044         72,882
    Income (loss) before
      reorganization items                 636         (37,071)       (10,176)
  Reorganization items(note 2)          (2,192)         (8,678)            -
     Loss before income taxes and       (1,556)        (45,749)       (10,176)
       extraordinary item

Income taxes(note 9)                      -               -              -
    Loss before extraordinary item      (1,556)        (45,749)      (10,176)
Extraordinary item(note 15)               -                -              735

     Net loss                         $ (1,556)       $(45,749)       $(9,441)

Loss per common share:
  Loss before extraordinary item      $  (0.10)       $  (2.95)     $   (0.84)
  Extraordinary item                       -               -            (0.06)
                                      $  (0.10)       $  (2.95)     $   (0.78)

Weighted average number of common
  shares outstanding                 15,891,793      15,511,983     12,106,778

         See accompanying notes to consolidated financial statements.
                                      F-4









         Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                  Consolidated Statements of Cash Flows
                Years Ended December 31, 1996, 1995 and 1994
                            (Dollars in Thousands)

                                              1996         1995         1994


Cash flows from operating activities:
  Net loss                                $ (1,556)    $(45,749)     $ (9,441)

Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization            3,816        3,948         3,990
    Accretion of discount on long-term debt     98        1,170         1 171
    Provision for loss on loans receivable
      from Native American Tribes              -         23,598           -
    Write-off of casino development costs      -          2,323           -
    Write-off of Fremont Street Experience
     operating costs                           -            525           -
    Extraordinary loss on extinguishment
     of debt                                   -            -            (735)
    Reorganization items                     2,192        8,678           -
    Accrued expenses                        (1,368)       5,352           -
    Change in other assets and liabilities,
      net                                    2,166        3,111          (227)
    Liabilities subject to compromise:
      Accounts payable                        (505)       1,982          (204)
      Prior period income taxes
       and related interest                    -         (3,475)          (50)
      Accrued interest and other
       expenses                                -         (2,119)        2,059
        Total adjustments                    6,399       45,093         6,004
          Cash provided by (used in)
            operating activities             4,843         (656)       (3,437)

Cash flows from investing activities:
  Notes and loans receivable from Native
    American Tribes                            -         (6,646)      (15,908)
  Casino development costs                     -         (1,073)         (302)
  Investment in Fremont St. Experience LLC     -           (525)       (1,122)
  Capital expenditures                      (1,001)        (148)       (4,364)
          Cash used in investing
            activities                      (1,001)      (8,392)      (21,696)


         See accompanying notes to consolidated financial statements.




                                       F-5














        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
            Consolidated Statements of Cash Flows (Continued)
               Years Ended December 31, 1996, 1995 and 1994
                         (Dollars in Thousands)

                                              1996         1995         1994
Cash flows from financing activities:
  Issuance of long-term debt                   -          1,706         3,000
  Principal repayments of long-term debt       (48)         (62)         (204)
  Proceeds from issuance of common stock,
    net of underwriting discounts and
    commissions and other direct costs         -          3,747            15
 Proceeds from issuance of common stock
   subscription rights(note 1)               4,287         -             -
  Debt issuance costs                          -           (140)       (1,416)
  Modification of capital lease obligation     -            277          -
          Cash provided by
            financing activities             4,239        5,528         1,395
Increase (decrease) in cash
  and cash equivalents                       8,081       (3,520)      (23,738)
Cash and cash equivalents at beginning
  of year                                    3,572        7,092        30,830
Cash and cash equivalents at end of year
  (Including restricted amounts of $4,445
   and $3,685 at December 31, 1996 and
   1994, respectively)                    $ 11,653     $ 3,572     $   7,092

Supplemental Disclosures of Cash Flow Information:

The Company paid $367,000, $3,998,000 and $7,750,000 for interest in 1996,
1995 and 1994, respectively, and $0, $3,475,000 and $50,000 for income taxes in 1996, 1995 and 1994, respectively.

Supplemental Schedule of Non-Cash Financing and Investing Activities:

The Company reduced equipment and related accumulated depreciation by $1,909,000 in 1994, to reflect the write-off of fully depreciated assets taken out of service.

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

        See accompanying Notes to Consolidated Financial Statements.


                                   F-6












       Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
        Consolidated Statements of Shareholders' Equity (Deficit)
               Years Ended December 31, 1996, 1995 and 1994
                           (Dollars in Thousands)



                                                    Additional
                                  Common        Common    Paid-in       Accumulated    Treasury
                                  Shares        Stock     Capital       Deficit        Stock     Total
Balance, December 31, 1993        12,070,017    12        58,149        (53,582)       (12)        4,567

  Issuance of stock purchase
  warrants to First mortgage
  noteholders (note 8)                  -        -         1,125            -            -         1,125

  Issuance of 17,000 shares,
  including 7,853 shares held
  in treasury, upon exercise
  of stock options                    9,147      -             3            -           12            15

  Issuance of shares as partial
  consideration for debt
  (note 8)                          126,050      -           268             -           -           268

  Issuance of shares in exchange
  for First mortgage notes
  (notes 8 and 15)                  930,000      1         1,801             -           -         1,802

  Net loss                              -        -            -          (9,441)         -        (9,441)
 Balance, December 31, 1994      13,135,214     13        61,346        (63,023)         -        (1,664)

  Issuance of shares(note 10)     2,500,000      3         3,744             -           -         3,747

  Issuance of shares upon
  partial conversion of
  7.5% convertible notes            256,579      -           225             -           -         225

  Net loss                              -        -           -          (45,749)         -        (45,749)
 Balance, December 31, 1995      15,891,793     16        65,315       (108,772)         -        (43,441)

  Issuance of common stock
  subscription rights                   -        -         4,287            -            -         4,287

  Net loss                              -        -           -           (1,556)         -        (1,556)

Balance, December 31, 1996       15,891,793     16        69,602       (110,328)         -       (40,710)




     See accompanying notes to consolidated financial statements.

















                                          F-7







        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
                  Notes to Consolidated Financial Statements
               Years Ended December 31, 1996, 1995 and 1994

     1.   Reorganization Under Chapter 11, Liquidity and Financial
           Condition


          Chapter 11 Proceedings.

          On October 31, 1995, Elsinore and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada (Las Vegas, Nevada) (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The file number in the case is 95-24685 RCJ with Judge Robert C. Jones presiding. On November 10, 1995, Olympia Gaming Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition in the same Court. The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor in possession, the Company may operate its business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

          Plan of Reorganization.

          General.

          Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of the plan of reorganization unless the respective claimants agree to different treatment.

          During the course of the bankruptcy proceedings, an unofficial committee of a majority of the holders of the 1993 First Mortgage notes was formed (the "Bondholders Committee"). Beginning in approximately December 1995, the Company and the Bondholders Committee participated in settlement negotiations in an effort to consensually resolve their concerns in the case. The result of these negotiations was an agreed upon conceptual framework for a plan of reorganization, which was thereafter embodied in a stipulation (the "Stipulation").

          On February 28, 1996, the Company filed a plan of reorganization, which was consistent with the terms of the Stipulation, together with an accompanying disclosure statement. The disclosure statement was approved on May 13, 1996 subject to the insertion of certain language acceptable to the 1993 First Mortgage Noteholders.

          On July 16, 1996, the Bankruptcy Court conducted a hearing regarding confirmation of the plan as submitted by the Company.
     At that time, the Bankruptcy Court considered the various objections to the plan raised by certain creditors and equity holders. On July 18, 1996, the Bankruptcy Court conducted further proceedings with respect to the plan of reorganization submitted by the Company. At the July 18 hearing, the Bankruptcy Court concluded that certain modifications to the plan would be necessary for its confirmation. These modifications included, among others, making no distribution to the Company's existing equity holders.

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

          On August 5, 1996, the Bankruptcy Court conducted a hearing on the reconsideration motion. After that hearing, the Bankruptcy Court determined that the relief sought by that motion should be granted. Accordingly, on August 8, 1996, the Bankruptcy Court entered an order confirming the plan of reorganization submitted by the Company as modified by that order (the "Plan") with a confirmation date of August 12, 1996.

          The effective date of the Plan will be after all regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, have been obtained and Elsinore has sufficient cash to fund all distributions. Management believes the only remaining condition to effectiveness to be satisfied is the Nevada Gaming Authorities granting its approval of the members of the Company's reconstituted Board of Directors. Currently, it is expected that the Plan will be fully effective by March 1997.


     Terms of Plan of Reorganization

          The Plan provides for the continuation of Elsinore and at least three of its subsidiaries (Four Queens, Inc., ElSub Management Corporation and Palm Springs East Limited Partnership) as going concerns. Under the Plan, the old common stock interests in Elsinore will be canceled and Elsinore, as reorganized, will issue new common stock (the "New Common Stock"). On the effective date of the Plan, 80% of the New Common Stock will be distributed to the following classes of creditors and equity holders in the following proportions:

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
                                                      100.0%


          Each member of the above classes of creditors and equity holders will be required to elect whether to exercise the right to purchase the New Common Stock allocated and whether to purchase additional shares of New Common Stock if one or more holders of that class do not fully exercise their right to purchase New Common Stock. The subscription rights of non-exercising members of the above classes will be reallocated automatically among the other members of the class electing to exercise their rights to purchase additional shares of New Common Stock. If any of the members of any class do not elect to exercise all of the rights allocated to that class, the unexercised rights will be automatically distributed to the members of the Bondholder Committee. The Bondholder Committee has guaranteed a 100% subscription for the $5 million rights offering, in the event the percentages enumerated above are not otherwise fully subscribed. On or about October 10, 1996 the rights offering process commenced with the distribution of subscription rights materials to the class members.

     As defined in the Subsription Rights Agreement dated October 10, 1996, pursuant to the Plan of Reorganization, as confirmed by the Bankruptcy court, the Company agreed to issue to the Rightholders stock subscription rights ("Rights")to purchase up to an aggregate of one million (1,000,000) shares of Common Stock, par value $0.001 per share, of the Company, at an exercise price of $5.00 per share. In the event such Rights were not exercised by 5 P.M. Pacific time on December 13, 1996, such non-exercised Rights were transferred automatically to the members of the Bondholder Committee in the proportions specified in a Standby Commitment.

     As the Rights proceeds are received, they are deposited in a separate Company bank account and are reflected in the accompanying 1996 balance sheet classification "Cash and Cash Equivalents Restricted". As of December 31, 1996, Rights proceeds of $4,287,000 (including interest of $19,000) had been received by the Company, representing the exercise of Rights to approximately 854,000 New Common Shares. The Company will issue the related shares, including shares applicable to the bondholders Standby Commitment, when the Plan becomes Effective, which is expected to occur in March, 1997.

     As a result of the rights offering, members of the Bondholders Committee will receive 995,280 shares of the New Common stock and members of the creditor and equity holder constituencies will receive an aggregate, 4,720 shares of New Common stock. Therefore, upon effectiveness of the plan, it is expected that members of the bondholders committee will hold, in the aggregate 4,495,280 shares of the 5,000,000 issued and outstanding shares of New Common stock.


     Proposed Treatment of Creditors and Equity Interests

          The Plan is expected to be funded principally from cash generated from operations and the $5,000,000 proceeds from the rights offering. Specifically, the proposed treatment of each of the creditor and equity interests is as follows:

          The 1994 Mortgage Note holders have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order was entered by the Bankruptcy Court(approximately $675,000) and certain fees and disbursements related thereto (approximately $125,000). On the effective date of the Plan, each 1994 Mortgage Note holder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim.

          Interest on the Restated Mortgage Notes will accrue at an annual rate of 11.5% or other appropriate interest rate approved by the Bankruptcy Court and will be payable quarterly commencing on the fourth month following the confirmation date. These noteholders will retain their lien interests as collateral for repayment of the restated mortgage notes.

          The 1993 First Mortgage Note holders have an allowed claim equal to approximately $61,000,000. Under the Plan, the secured portion of the claim is allowed in the amount of $30,000,000. The balance of the claim is unsecured. On the effective date of the Plan, each 1993 First Mortgage Note holder will receive (i) in exchange for the secured portion of its claim, its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes") which will accrue interest at an annual rate of 13.5% per annum payable semi-annually and will be due five years from the confirmation date, and (ii) in exchange for the unsecured portion of its claim, prorata portion of the New Common Stock (see above).

          The Convertible Note holders have an allowed claim equal to approximately $1,500,000. On the effective date of the Plan, each Convertible Note holder will receive its prorata share of New Common Stock (see above) in exchange for its allowed claim.

          The Company's larger unsecured creditors, other than the Convertible Note holders, will receive payments from a fund of approximately $1,400,000 over a three-year period and their prorata share, if any, of New Common Stock (see above).

          The Internal Revenue Service ("IRS"), which has both secured and unsecured claims aggregating approximately $3,000,000 will receive full payment of its secured claim with interest at 8% per annum (commencing on the effective date) over four years and will receive, with respect to its unsecured claim, proportionately the same type of recovery which is provided for the Company's larger unsecured creditors. In addition, the IRS will receive its prorata share of the New Common Stock (see above).

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

     The Plan contemplated that management of the Company from the date of the Plan's confirmation until the Plan's Effective Date would be undertaken by a nominee of the Bondholders Committee. The Company and Riviera Gaming Management Corp. - Elsinore ("Riviera"), the nominee of the Bondholders Committee, have entered an Interim Management Agreement (the "Interim Agreement") pursuant to which Riviera has assumed exclusive managerial responsibility over the Four Queens Hotel and Casino and ancillary facilities (together the "Four Queens Hotel"), subject to supervision of the Boards of Directors of Elsinore and FQI. Under the Interim Agreement, Riviera is responsible for providing training to Four Queens Hotel personnel, marketing and sales at the Four Queens Hotel , internal accounting and other managerial tasks. In return, Riviera receives a management fee of $83,333 per month. All personnel employed at the Four Queens Hotel, other than those hired by Riviera for purposes of fulfilling its responsibilities, remain the employees of the Company. In addition, during the interim agreement, the Company retains full responsibility for payment of all expenses related to the operation of the Four Queens Hotel. Riviera has no obligation to pay any expenses or to make any capital expenditure with respect to the Four Queens hotel which are not funded by the Company. The interim agreement by its terms will terminate upon the commencement of the first calendar quarter following the Plan's Effective Date.

     Board of Directors

          The Plan also calls for the Company's Board of Directors to be reconstituted upon effectiveness of the Plan. Four of the new directors are to be chosen by the Bondholders Committee and one will be appointed by the Equity Committee appointed in the Bankruptcy Case. Both the Bondholders Committee and the Equity Committee have selected their proposed representatives to the Company's Board. Those proposed directors have been submitted to the Nevada Gaming Authority for approval. Upon such approval, the Company believes all conditions to the Plan's effectiveness will be satisfied.

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


     Trading in the Company's common stock continues to be halted by the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE"). Elsinore intends to pursue reactivation of its listings with AMEX and PSE so that the New Common Stock in the reorganized Elsinore can be traded publicly following the effective date of the Plan. However, by letter dated January 27, 1997, Elsinore was informed of AMEX's intention to pursue the delisting of Elsinore's Common Stock. By letter dated February 3, 1997, the Company requested that AMEX defer a final decision on delisting until mid-March 1997 so that the reconstituted board of directors has an opportunity to decide on a course of action. By letter dated February 5,1997 AMEX agreed to extend the Company's time to request an appeal to March 14, 1997.


     2.   Reorganization Items

     Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items for 1996 and 1995 (none in
     1994) consisted of the following (in thousands):

                                                          1996      1995
        Administrative expenses                          $1,431   $  293
        Severance expenses                                  761      -
        Write-off of debt issuance costs                    -      2,695
        Write-off of original issue discount on debt        -      5,690

                                                         $2,192   $8,678

     3.   Summary of Significant Accounting Policies

     (a)  Financial Reporting for Bankruptcy Proceedings

     The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are significant uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effect of the plan of reorganization.

     The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

     Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting/accounting treatments in respect to each of the financial statements. The Company will the adopt fresh-start reporting provisions of SOP 90-7 upon the effective date of the Plan and anticipates reporting the results for the quarter ending March 31, 1997 under those provisions.

          Balance Sheet
     The balance sheet separately classifies pre-petition and post-petition liabilities. A further distinction is made between pre-petition liabilities subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise
     (fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims will be settled. Under the approved final plan of reorganization, those claims will be settled at amounts substantially less than their allowed amounts.

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

     (c) Accounting for Casino Revenue and Promotional Allowances In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of complimentary food, beverages and hotel services furnished to customers is included in the respective revenue classifications

        Elsinore Corporation and Subsidiaries (Debtor-In-Possession)
               Notes to Consolidated Financial Statements
              Years Ended December 31, 1996, 1995 and 1994


     and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

                                           Years Ended December 31,
                                           1996      1995      1994
                                            (Dollars in Thousands)

          Hotel                           $1,215    $1,608    $2,179
          Food & Beverage                  3,908     4,869     5,022

                   Total                   $5,123   $6,477    $7,201

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

     (g)  Leasehold Acquisition Costs

     The costs of acquiring leasehold interests are deferred and amortized using the straight-line method over the shorter of the term of the lease or the useful life of the property which is 33 years.

     (h)  Amortization of Original Issue Discount and Debt Issuance
             Costs

     Original issue discount is accreted over the life of the related indebtedness using the effective interest method.

     Costs associated with the issuance of the debt are deferred and amortized over the life of the related indebtedness using the straight-line method.

     See discussion in notes 2 and 8 regarding the write-off of unamortized amounts as of December 31, 1995 in connection with the reorganization proceedings.

     (i)  Casino Development Costs

     Casino development costs consist of costs incurred by the Company in connection with the development of the Palm Springs and Washington Casinos and legal and other costs incurred to enter into management contracts with the respective Indian Tribes and to obtain necessary federal and state regulatory approvals. Pursuant to the respective management contracts, costs incurred by the Tribes (as defined in the contracts) to construct and develop the casinos were loaned to the Tribal enterprises in the form of promissory notes. Other casino development costs were deferred to be amortized over the five-year terms of the related management contracts. See note 4 for discussion of the write-off of previously deferred amounts as of December 31, 1995.

     (j)  Investment in Fremont Street Experience
     The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC (FSELLC), a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience. The Fremont Street Experience has transformed four blocks of Fremont Street into a covered pedestrian mall featuring a 10-story celestial vault, sound effects and a high tech light show which add to the neon signs and marquees for which the downtown area is already famous. The Company's $3,000,000 capital contribution for its one-sixth ownership of FSELLC was paid in full by January 1994. The project was completed at the end of November 1995 and the grand opening ceremonies held on December 13, 1995. During 1995, the Company paid approximately $525,000 to FSELLC, representing its allocated share of the 1995 operating costs of the Fremont Street Experience. These costs were capitalized and expensed upon the opening of the project. As FSELLC is expected to operate at a loss for the foreseeable future, the $3,000,000 capital contribution will be amortized over five years using the straight line method. The Company's allocated share of the operating costs of the Fremont Street Experience ($1,000,000 in 1996) are expensed as incurred.

     (k)  Income Taxes
     Income taxes have been provided for using the asset and liability method in accordance with Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes."   Under the
     asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Loss Per Share

     Loss per share has been computed by dividing net loss by the weighted average common shares outstanding during the year.

     (m)  Stock Based Compensation

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and its related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation , which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n)  Long-lived Assets

     In March, 1995, the FASB issued Statement Of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and there was no write-down of assets.

     (O)  Reclassification

     Certain items in the 1995 and 1994 financial statements have been reclassified for comparability with the 1996 presentation.

     (p)  Use of Estimates

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (q)  Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, receivables and accounts payable approximates fair value because of the short term maturity of these instruments. It is not practical to estimate the fair market value of prepetition liabilities subject to compromise due to the bankruptcy and the fact that there has been no active trading of long-term debt subject to compromise. The carrying amount of the long-term debt which is not subject to compromise approximates fair value because it is deemed to be fully secured and bears interest at an appropriate rate.

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







     In light of the Company's disassociation with the operations of the Spotlight 29, management determined to write off, during the quarter ended March 31, 1995, the unamortized balance of casino development costs incurred for the project of $1,037,000 and ceased the accrual of interest on the project note and loans evidencing working capital advances.

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

     The Company has been involved in protracted negotiations with the Band for a settlement of the respective claims asserted by the parties since the events described above. Based upon the progress of the aforementioned negotiations at the time, as of December 31, 1995 the Company wrote off the accrued interest and fully reserved the $9,000,000 principal balance.

     On March 29, 1996, the Company reached a settlement with the Band which has been approved by the Bankruptcy Court and which has received final clearance by the Bureau of Indian Affairs. The Company has received a promissory note from the Band in the principal amount of $9,000,000. While the note has a 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months, the note will be automatically extended for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the National Indian Gaming Commission (the "NIGC").
     If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. The Company has received a total of $353,000 of interest which was recorded in the year ended December 31, 1996 Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29 management determined not to reduce the allowance for loss in the amount of $9,000,000 against the receivable which was provided during the quarter ended December 31, 1995.

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

     On September 1, 1995, the Company ceased accruing interest on the project loan and wrote-off the remaining unamortized balance of capitalized casino development costs of approximately $242,000.

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


     5.   Property and Equipment, Net

     Property and equipment, net, consists of the following:
                                                  December 31,
                                              1996           1995
                                              (Dollars in Thousands)

          Land                                $ 1,275      $  1,275
          Buildings                            39,240        39,207
          Equipment                            24,488        23,564
          Construction in Progress                 53           -
                                               65,056        64,046
          Less Accumulated Depreciation
             and Amortization                  41,512        38,573

                                              $23,544       $25,473

     6.   Other Assets
     Other assets consist of the following:

                                                    December 31,
                                                1996          1995
                                               (Dollars in Thousands)

     Debt Issuance Costs, Net                 $   -          $  79
     Deposits and Other                          743           823

                                               $ 743         $ 902


     7.   Accrued Expenses:

     Accrued expenses consist of the following:


                                                     December 31,
                                                   1996       1995
                                                (Dollars in Thousands)

     Salaries and Wages                        $1,584        $1,559
     Payroll Taxes and Employee Benefits          883           617
     Gaming Taxes                                 107           625
     Slot Club Liability                          546           396
     Outstanding chip & token liability           692           843
     Other                                      2,364         1,312

                                               $6,176        $5,352




     8.   Long-Term Debt:

     Long-term debt subject to demand for acceleration consists of the following:
                                                     December 31,
                                                  1996         1995
                                                 (Dollars in Thousands)

     12.5% First Mortgage Notes Payable            $57,000     $57,000
     20% Mortgage Notes Payable,
      Net of unaccreted Discount of $0 and $ 98,
      at December 31, 1996 and 1995,
      respectively                                   3,000        2,902
     7.5% Convertible Subordinated Notes
      Payable                                        1,425       1,425
          Total long-term debt                      61,425      61,327
     Long-term debt subject to demand for
      acceleration-not subject to compromise         3,000       2,902

     Long-term debt subject to demand for
      acceleration-subject to compromise          $ 58,425     $58,425


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


     Convertible Subordinated Notes

     On March 31, 1995, the Company completed the private placement of $1,706,250 of the Company's 7.5% Convertible Subordinated Notes due December 31, 1996 (Convertible Notes). The convertible notes are convertible into the Company's common stock at $1.125 per share subject to certain antidilution provisions.On September 6, 1995, the holders of Convertible Notes with a face amount of $281,250, effected the conversion of the notes and accrued interest thereon into 256,579 shares of the Company's common stock.

     Adjustments To Long-Term Debt Pursuant to Reorganization
     Proceedings

     The First Mortgage Notes and Convertible Notes are classified as pre-petition liabilities subject to compromise (the First Mortgage Notes on the basis that the claim is undersecured considering the rorganization value for the Company) and the outstanding principal and accrued interest thereon through the date of filing have become allowed claims, SOP 90-7 requires that the recorded amount of the debt be adjusted to the amount of the allowed claim. Accordingly, unamortized debt issuance costs of $2,695,000 and unaccreted original issue discount of $5,690,000 were written off to adjust the carrying amounts of these notes to the allowed amounts.

     Further, interest expense on the First Mortgage Notes and Convertible Notes was not recognized since the date of petition through August 12, 1996, the confirmation date of the Plan.

     The first Mortgage Notes, Mortgage notes and Convertible
     Subordinated notes are expected to be treated under the Plan as described in note 1.

     The 1993 first Mortgage Note holders have an allowed claim equal to approximately $61,000,000. Under the Plan, the secured portion of the claim is allowed in the amount of $30,000,000. The balance of the claim is unsecured. On the effective date of the Plan, each 1993 First Mortgage Note holder will receive (i) in exchange for the secured portion of its claim, its prorata share of $30,000,000 face amount of restated first mortgage notes (the "Restated First Mortgage Notes") which will accrue interest at an annual rate of 13.5% per annum payable semi-annually and will be due five years from the confirmation date, and (ii) in exchange for the unsecured portion of its claim, a prorata portion of the New Common Stock.

     The 1994 mortgage note holders have an allowed secured claim equal to the $3,000,000 principal amount of the notes plus accrued interest thereon at 20% through the date on which the confirmation order was entered by the Bankruptcy Court (approximately $675,000) and certain fees and disbursements related thereto (approximately $125,000). On the effective date of the Plan, each 1994 Mortgage Note Holder will receive its prorata share of restated mortgage notes (the "Restated Mortgage Notes"), due four years from the confirmation date, in exchange for its allowed claim.

     Interest on the Restated Mortgage Notes will accrue at an annual rate of 11.5% and is payable quarterly commencing in the fourth month following the confirmation date. These noteholders will retain their lien interests as collateral for repayment of the restated mortgage notes.

     The Convertible Note holders have an allowed claim of approximately $1,500,000. On the effective date of the Plan, each Convertible Note holder will receive its prorata share of New Common stock in exchange for its allowed claim.


     9.   Income Taxes:


     No income tax benefit related to the 1996, 1995 and 1994 losses has been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      December 31,
                                                    1996         1995
                                                  (Dollars in Thousands)

     Deferred Tax Assets:
      Accounts Receivable Principally
         Due to Allowance for Doubtful
         Accounts                                $   135        $     68
      Accrued Compensation, Principally
         Due to Accrual for Financial
         Reporting Purposes                          738             500
      Progressive Slot Accrual                       143              74
      Net Operating Loss Carryforwards            34,887          36,210
      General Business Credit Carryforward,
         Principally Due to Investment
         Tax Credit Generated in Prior Years         640             640
      Alternative Minimum Tax (AMT)
         Credit Carry-forward from AMT
         Paid in Prior Years                         312             253
      Contribution Deduction Carryforward,
         Principally Due to Amounts
         Not Deductible in Prior Periods              63              58
      Tax Loss Due to Sale of New Jersey
         Subsidiaries in Prior Periods               714             702
      Loan Receivable Principal Due to
        Allowance For Uncollectibility             8,023           8,023
      Reorganization items, principally due
        to amounts not currently
        Deductible for tax purposes                3,723          2,951

           Total Gross Deferred Tax Assets        49,378         49,479


      Less Valuation Allowance                   (45,099)       (44,965)
           Net Deferred Tax Assets                 4,279          4,514

     Deferred Tax Liabilities:
      Plant and Equipment, Principally Due to
         Differences in Depreciation              (3,966)        (4,219)

      Prepaid Expenses, Principally Due to
         Deduction for Tax Purposes                ( 313)          (295)

           Total Gross Deferred Tax Liabilities   (4,279)        (4,514)

            Net Deferred Tax Liability          $     -        $     -


       As of December 31, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $102,600,000. As a result of ownership changes in prior years, Internal Revenue Code Section 382 (Section 382)limits the amount of loss carryforward currently available to offset federal taxable income. As of December 31, 1996, the amount of loss carryforward not limited by Section 382 and therefore available to offset current federal taxable income is approximately $64,000,000. The amount of the loss carryforward which is not limited by Section 382 increases annually by $4,653,000. The loss carryforwards begin to expire in the year 1999 and will be completely expired by 2007.

     The Company has general business tax credit carryforwards for federal income tax purposes of approximately $640,000 which are available to reduce future federal income taxes, if any, through 1999. In addition, the Company has alternative minimum tax credit carryforwards of approximately $312,000 which are available to reduce future federal income taxes, if any, over an indefinite period.

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

     As the applicability of Section 382(1)(5) is dependent upon the ownership changes provided in the final plan of reorganization by the Bankruptcy Court and changes in the ownership of the First Mortgage Notes that may occur prior to the effective date of the plan, it is not possible to determine with any degree of certainty, such section's ultimate applicability.

     In the event that the Company elects out of Section 382(1)(5), or fails to qualify under its terms, existing net operating losses will be subject to the Section 382 limitation. However, in this case, the stock value used for purposes of computing the limitation is the market value immediately after the ownership change,(rather than immediately preceding the change, as is the case in the general Section 382 calculation) thereby taking into account the increase in stock value attributable to the conversion of debt pursuant to the reorganization.

     Prior Period Tax Obligation

     In August 1984, the IRS commenced an examination of the Company's consolidated income tax returns for the fiscal years ended January 31, 1980, 1981 and 1982, and in October 1988 commenced examinations of the fiscal year ended January 31, 1983 and the eleven months ended December 31, 1983. As a result of its examination, the IRS proposed certain adjustments for the fiscal years ended January 31, 1980, 1981 and 1982 regarding the deductibility of pre-opening costs associated with the Atlantis facility (a former Atlantic City New Jersey hotel casino operated by the Company) and utilization of certain investment tax credits regarding the Four Queens and Atlantis facilities. In October 1994, the IRS completed and delivered to the Company a final assessment (the "IRS Assessment") relating to such adjustments and in November 1994, the IRS filed and recorded a Notice of Tax Lien against the Company and its subsidiaries in the amount of the IRS Assessment. The IRS Assessment called for the Company to pay aggregate tax and interest of approximately $5.7 million (exclusive of interest accruing during any period of repayment), in addition to $3.5 million the Company deposited with the IRS in March 1991. On December 6, 1994, the Company and the IRS entered into an installment payment agreement (the "Installment Agreement"). As of December 31, 1995, the Company had a remaining obligation to the IRS in the amount of approximately $2,985,000.

     The Company believes that it has available sufficient net operating loss ("NOL") carryforwards to satisfy any tax liabilities with respect to periods subsequent to 1983.

     The Internal Revenue Service ("IRS"), which has both secured and unsecured claims aggregating approximately $3,000,000 will receive full payment of its secured claim with interest at 8% per annum over four years (commencing on the effective date) and will receive with respect to its unsecured claim, proportionately the same type of recovery which is provided to the Company's larger unsecured creditors. In addition, the IRS will receive its prorata share of the New Common Stock.

     10.    Common Stock Offering

     On January 25, 1995, the Company completed a public offering of 2,500,000 shares of the Company's common stock for $1.75 per share. Net proceeds to the Company after payment of underwriting discounts and commissions and other direct costs of the offering was approximately $3,747,000.

     11.    Commitments and Contingencies

     Chapter 11 Reorganization

       On October 31, 1995, the Company and certain of its subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. See
     "Item 1. Business-Chapter 11 Proceedings." On November 10, 1995, Olympia Gaming Corporation filed a voluntary petition in the same Court. Since the Bankruptcy filing, several entities have filed administrative claims requesting the Bankruptcy Court order the Company to reimburse or compensate such entities for goods, taxes and services they allege the Company has received or collected, but for which they claim the Company has not paid.

       The Company currently estimates that the administrative claims will be approximately $2.1 million; however, there can be no assurance that additional amounts will not be claimed or the extent to which administrative claims may be allowed by the Bankruptcy Court. The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Most of the administrative claims in the bankruptcy case have been paid. The Company does not expect that the balance of any outstanding administrative claims will affect its ability to consummate the Plan of reorganization.

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

     Poulos/Ahern Class Actions

       In April and May 1993, two class action lawsuits were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the game machines operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. During April, 1996, U.S. District Judge Lloyd George approved defense motions to dismiss such lawsuits holding that the plaintiffs had failed to state a claim or prove their case. However, the plaintiffs were given additional time to file an amended complaint. Management believes the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial statements taken as a whole.

     Other

       At December 31, 1996, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all such legal matters are either covered by insurance or, if not insured, will not have a material adverse effect on the Company's financial statements taken as a whole.

     12.    Leases:

     All non-cancelable leases have been classified as capital or operating leases. At December 31, 1996, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                                December 31,
                                            1996              1995
                                            (Dollars in Thousands)

       Building                               $2,062        $2,062
       Equipment                                 324           316

                                               2,386         2,378
       Less Accumulated Amortization           ( 817)         (663)

                                              $1,569        $1,715
     Amortization of assets held under capital leases is included with depreciation and amortization expense in the Consolidated
     Statements of Operations.







     The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1995:

                                          Capital       Operating
                                           Leases        Leases
                                           (Dollars in Thousands)
       Years Ending December 31,

       1997                                 $280           $3,810
       1998                                  223            2,979
       1999                                  223            2,967
       2000                                  223            2,945
       2001                                  223            2,945
       Thereafter                          7,134           94,709

       Total Minimum Lease Payments        8,306         $110,355
        Less:    Amount Representing
            Interest(at imputed rates
            ranging from 11.5%
             to 15.0%                      6,769
       Present Value of Net
            Minimum Capital Lease
             Payments                      1,537
        Less: Current Portion                 50

        Capital lease obligations,
         excluding current portion        $1,487


     13.    Benefit Plans:

     Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1996, 1995 and 1994 totaled $87,000, $97,000 and $103,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

     On October 1, 1990, the Company instituted a savings plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $130,488, $138,000 and $147,000 for 1996, 1995 and 1994, respectively. There were 469, 496 and 465 participants in the savings plan as of December 31, 1996, 1995 and 1994, respectively.

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

     On March 15, 1993, the Board of Directors adopted and the stockholders approved, the Elsinore Corporation 1993 Long-Term
     Stock Incentive Plan (the "1993 Plan") and reserved 600,000 shares of common stock for issuance thereunder. On April 8, 1994, the Board of Directors adopted and the shareholders approved an increase of the number of shares reserved under the 1993 Plan to 1,200,000 shares. On May 11, 1995, the Board of Directors approved an additional increase in the number of shares reserved to 1,980,000 shares. The 1993 Plan provides for awards of restricted shares, stock units, options or stock appreciation rights to all employees of the Company and its subsidiaries. Non-statutory stock options granted under the 1993 Plan are granted at fair market value at date of grant and generally vest in equal annual increments over a three-year period.

     At December 31, 1996, there were 509,500 and 1,702,300 additional shares available for grant under the 1991 and 1993 Plans, respectively. There were no shares granted during 1993. Therefore the per share weighted average fair value of stock options granted during 1996 and 1995 was $0 and $.07 on the date of grant using the black Scholes option -pricing model with the following weighted-average assumptions for 1995: expected dividend yield of 0%, risk free interest rate of 6.01% and an expected life of one year.

     The Company applies APB Opinion No. 25 in accounting for their Plans and, accordingly, no compensation cost has been recognized for their stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for their stock options under SFAS 123, the impact on the Company's net income would not be material, therefore proforma net income and earnings per share disclosures have not been presented.

     Stock option activity during the periods indicated for the Company's two stock option plans is as follows:

                                   Number of      Weighted Average
                                    Shares        Exercise Price
     Outstanding at
       December 31, 1993           1,130,300         $3.41
         Granted                     829,400          2.65
         Exercised                   (17,000)         (.88)
         Cancelled                   (64,100)        (5.22)
     Outstanding at
       December 31, 1994           1,878,600          3.03
         Granted                     171,000          1.32
         Exercised                      -              -
         Cancelled                  (543,400)        (2.51)
     Outstanding at
       December 31, 1995           1,506,200          3.03

         Granted                        -              -
         Exercised                      -              -
         Cancelled                (1,200,000)        (2.94)
     Outstanding at
       December 31, 1996             306,200          3.40

     All outstanding options will be cancelled upon the effective date of the plan when the old common stock interests in Elsinore are cancelled.


     14.    Taxes and Licenses, Other Than Income Taxes

     Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                              Operating Departments
                             (Dollars in Thousands)

                                         Food and
                 Casino     Hotel        Beverage     Other    Total

     1996       $4,496      $   468      $  497       $1,132    $6,592
     1995        4,377          454         483        1,313     6,627
     1994        4,710          474         535        1,236     6,955

     15.    Extraordinary Item:

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


     16.    Supplemental Financial Information

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1996, 1995 and 1994 follows:

                        Balance at                              Balance
     Allowance for      Beginning                               At End
     Doubtful Accounts  of Year     Additions     Deductions    of  Year
     Years Ended

     1996               $201        $321           $175          $347
     1995                214          68             81           201
     1994                200          40             26           214