Form 10-Q
period 1997-03-31
ELSINORE CORP
filed 1997-05-16
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                    or

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

                          YES X          NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING

         Common                May 13, 1997                  4,929,313

                        Elsinore Corporation and Subsidiaries
                                       Form 10-Q
                        For the Quarter Ended March 31, 1997


                                                       INDEX


PART I.  FINANCIAL INFORMATION:                                             PAGE

     Item 1.     Consolidated Financial Statements:

                       Independent Auditors' Review Report                   3-4

                 Balance Sheets at March 31, 1997 (Reorganized
                   Company) (Unaudited) and December 31, 1996
                           (Predecessor Company)                             5-6

                 Statements of Operations for the One Month Ended March 31, 1997
                            (Reorganized Company); Two Months Ended February 28, 1997 (Predecessor Company) and Three Months Ended March 31, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended March 31, 1997
                            (Unaudited)                                      7-8

                 Statements of Cash Flows for the One Month Ended March 31, 1997
                            (Reorganized Company); Two Months Ended February 28, 1997 (Predecessor Company) and Three Months Ended March 31, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended
                            March 31, 1997 (Unaudited)                      9-10

                 Notes to Financial Statements                             11-20


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                20-25


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                          26

     Item 2.     Changes in Securities                                      26

     Item 5.     Other Information                                          26

     Item 6.     Exhibits and Reports on Form 8-K                           26-

 SIGNATURES                                                                  ?










                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Elsinore Corporation:


We have reviewed the consolidated balance sheet of Elsinore Corporation and subsidiaries (Reorganized Company) as of March 31, 1997, and the related consolidated statements of operations and cash flows for the period from March 1, 1997 through March 31, 1997 and the related consolidated statements of operations and cash flows of Elsinore Corporation and subsidiaries, Debtor-In-Possession (Predecessor Company) for the period January 1, 1997 through February 28, 1997. These consolidated financial statements are the responsibility of the Reorganized and Predecessor Companys' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Elsinore Corporation and subsidiaries, Debtor-In-Possession as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 19, 1997, on the consolidated financial statements of Elsinore Corporation and subsidiaries, Debtor-In-Possession as of and for the year ended December 31, 1996, contains an explanatory paragraph that states that on October 31, 1995, the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy code. The Company is currently operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court and this event and circumstances relating to this event raise substantial doubt about the entity's ability to continue as a going concern. The consolidated balance sheet as of December 31, 1996, does not include any adjustments that might result from the outcome of that uncertainty.

As discussed in Note 2 to the consolidated financial statements, on February 28, 1997, Elsinore Corporation emerged from bankruptcy. The consolidated financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.









Las Vegas, Nevada
May 12, 1997































PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                       March 31, 1997 and December 31, 1996
                                              (Dollars in Thousands)


                                                                       Reorganized            Predecessor
                                                                         Company                Company
                                                                        March 31,            December 31,
                                                                           1997                  1996
                                                                    -------------------   --------------------
                                                                    (Unaudited)
                              Assets

Current Assets:
  Cash and cash equivalents                                                     11,542                  7,208
  Accounts receivable, less allowance for
  doubtful accounts of $327 and $347,
  respectively                                                                     450                    815
Inventories                                                                        361                    354
Prepaid expenses                                                                 1,515                  1,177
                                                                    -------------------   --------------------
     Total current assets                                                       13,868                  9,554
                                                                    -------------------   --------------------

Cash and cash equivalents, restricted                                                -                  4,445
Property and equipment, net                                                     36,391                 23,544

Leasehold acquisition costs, net                                                     -                  1,941

Investment in Fremont Street Experience LLC                                                             2,400

Reorganization value in excess of amounts allocable to                             384                      -
identifiable assets

Restricted cash available for principal payments of long-term debt
                                                                                   353

Other assets                                                                       737                    743
                                                                    -------------------   --------------------

    Total assets                                                                51,733                 42,627
                                                                    -------------------   ====================






See accompanying notes to consolidated financial statements.







                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                       March 31, 1997 and December 31, 1996
                                              (Dollars in Thousands)

                                                                            Reorganized           Predecessor
                                                                              Company               Company
                                                                             March 31,            December 31,
                                                                               1997                   1996
                                                                         ------------------     -----------------
                                                                         (Unaudited)

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                   1,187                  1065
  Accrued interest                                                                     375                 2,137
  Accrued expenses                                                                   6,343                 6,176
  Current portion of long-term debt                                                    909                    50
                                                                         ------------------     -----------------
     Total current liabilities                                                       8,814                 9,428
                                                                         ------------------     -----------------

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                73,909
Long-term debt, less current portion                                                37,367                     -
                                                                         ------------------     -----------------
     Total liabilities                                                              46,181                83,337
                                                                         ------------------     -----------------

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 15,891,793 shares,
  Predecessor company                                                                    -                    16
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares,
  Reorganized company                                                                    5                     -
Additional paid-in capital                                                           4,995                69,901
Retained earnings (accumulated deficit)                                                552             (110,327)
                                                                         ------------------     -----------------
     Total shareholders' equity (deficit)                                            5,552              (40,710)
                                                                         ------------------     -----------------

     Total liabilities and shareholders'
     equity (deficit)                                                               51,733                42,627
                                                                         ------------------     =================









See accompanying notes to consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                                                                                                 Combined
                                                                                                               Reorganized
                                                                                                                   and
                                          Reorganized                                                          Predecessor
                                            Company                  Predecessor     Company                     Company

                                       -------------------    -------------------    -------------------    -------------------
                                          Period from            Period from            Period from            Three Months
                                            March 1              January 1 to           January 1 to              Ended
                                               to                February 28              March 31               March 31
                                            March 31                 1997                   1996                   1997
                                              1997
                                       -------------------    -------------------    -------------------    -------------------
Revenues, net:

 Casino                                             3,549                  6,922                 11,174                 10,471
 Hotel                                                864                  1,736                  2,996                  2,600
 Food and beverage                                    895                  1,745                  3,501                  2,640
 Other                                                162                    153                    171                    315
 Promotional allowances                             (320)                  (760)                (1,956)                (1,080)
                                       -------------------    -------------------    -------------------    -------------------
   Total revenues, net                              5,150                  9,796                 15,886                 14,946

Costs and expenses:
 Casino                                             1,164                  2,710                  4,862                  3,874
 Hotel                                                694                  1,410                  1,878                  2,104
 Food and beverage                                    547                  1,105                  1,756                  1,652
 Taxes and licenses                                   507                    980                  1,811                  1,487
 Selling, general and
 administrative                                       789                  1,808                  2,450                  2,597
 Rents                                                335                    673                  1,017                  1,008
 Depreciation and
 amortization                                         169                    529                    970                    698
 Interest                                             393                    772                    264                  1,165
                                       -------------------    -------------------    -------------------    -------------------
    Total costs and
    expenses                                        4,598                  9,987                 15,008                 14,585
                                       -------------------    -------------------    -------------------
                                                                                                            ===================
   Income (loss) before
   reorganization items
   and extraordinary
   gain on elimination
   of debt                                            552                  (191)                    878                    361
                                                                                                            ===================
 Reorganization items                                   -                      -                    534
 Extraordinary gain on
 elimination of debt                                    -                 35,977                      -
                                       -------------------    -------------------    -------------------
   Net income (loss)                                  552                 35,786                    344
Retained earnings (deficit) at
beginning of period
                                                        -              (110,327)              (108,772)

Fresh start adjustments                                 -                 74,541                      -
                                       -------------------    -------------------    -------------------
Retained earnings
(deficit) at end of period
                                                      552                      -              (108,428)
                                       -------------------    ===================    -------------------

                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)




                                             Reorganized
                                               Company                Predecessor     Company
                                          ------------------    ------------------ -- ------------------
                                             Period from           Period from           Period from
                                               March 1            January 1 to          January 1 to
                                                  to               February 28            March 31
                                              March 31                1997                  1996
                                                1997
                                          ------------------    ------------------    ------------------

Income (Loss) Per Share:
   Income (loss) before
   extraordinary gain on
   elimination of debt                                $0.11               $(0.01)                 $0.06
 Extraordinary gain on
 elimination of debt                                      -                 $2.26                     -
                                          ------------------    ==================    ------------------
   Net income (loss)                                  $0.11                 $2.25                 $0.06
                                          ------------------    ==================    ------------------

Weighted average number of common
shares outstanding
                                                  5,000,000            15,891,793            15,891,793
                                          ------------------    ==================    ------------------


























                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                                                                                         Combined
                                                                                                       Reorganized and
                                                 Reorganized                                             Predecessor
                                                   Company              Predecessor Company                Company
                                              ---------------------------------------------------------------------------
                                                 Period from        Period from        Period from       Three Months
                                                   March 1          January 1 to      January 1 to          Ended
                                                      to            February 28         March 31           March 31
                                                   March 31             1997              1996               1997
                                                     1997
                                              ---------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss)                                          $552             $(191)              $344               $361
 Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization                                              172                529               970                701
  Accretion of discount on
   long-term debt                                              -                  -                53                  -
  Reorganization items                                         -                  -               534                  -
  Accrued expenses                                         (424)                591             1,365                167
  Change in other assets and
   liabilities,  net                                     (2,041)                608             (481)            (1,433)
  Liabilities subject to
   compromise:
   Accounts payable                                                             130             (464)                130
                                              ---------------------------------------------------------------------------
  Net cash provided by (used
  in) operating activities                               (1,741)              1,667             2,321               (74)
                                              ---------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                      (239)              (141)             (257)              (380)
                                              ---------------------------------------------------------------------------
Net cash used in investing
 activities                                                (239)              (141)             (257)              (380)
                                              ---------------------------------------------------------------------------

Cash flows from financing activities:
 Repayment of debt                                           (5)               (12)              (13)               (17)
 Proceeds from issuance of
  common stock and
  subscription rights                                          -                713                 -                713
                                              ---------------------------------------------------------------------------
Net cash provided by (used
 in) financing activities                                    (5)                701              (13)                696
                                              ---------------------------------------------------------------------------






                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                           Combined
                                                                                                         Reorganized
                                                 Reorganized                                                  and
                                                   Company              Predecessor Company               Predecessor
                                                                                                            Company
                                              ---------------------------------------------------------------------------
                                                 Period from        Period from        Period from       Three Months
                                                   March 1          January 1 to      January 1 to          Ended
                                                      to            February 28         March 31           March 31
                                                   March 31             1997              1996               1997
                                                     1997
                                              ---------------------------------------------------------------------------


Net increase (decrease) in
 cash and cash equivalents                               (1,985)              2,227             2,051                242
                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of period,
 including restricted cash                                13,880             11,653             3,572             11,653

                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 end of period, including
 restricted cash                                         $11,895            $13,880            $5,623            $11,895
                                              -------------------===================------------------===================








See accompanying notes to financial statements.



















                       Elsinore Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements
                                  March 31, 1997

On October 31, 1995, Elsinore Corporation, D. I. P. (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 12, 1996, the Plan of Reorganization filed by the Predecessor Company (the "Plan") was confirmed and became effective following the close of business on February 28, 1997 (the "Effective Date"). Upon the effectiveness of the Plan, Elsinore Corporation (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be March 1, 1997. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1997 and the results of its operations and its cash flows for the periods ended March 31 and February 28, 1997 and March 31, 1996.

1.       Chapter 11 Reorganization

         On August 12, 1996 (the "Confirmation Date"), the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") confirmed the Plan. The Plan became effective on the Effective Date.

         Pursuant to the Plan, the following occurred upon the Effective Date:

              The old common stock interests in the Predecessor Company were canceled and the Reorganized Company issued 4,929,313 shares of new common stock (the "New Common Stock"). The New Common Stock was distributed to the following classes of creditors and equity holders:

              12.5% First Mortgage noteholders                         3,750,000
              7.5% Convertible Subordinated noteholders                   68,234
              Internal Revenue Service                                    38,373
              Old common stockholders                                     72,706
                                                                          ------
                   Total                                               3,929,313

              The Reorganized Company issued 1 million of those shares through a rights offering which raised $5 million to assist in funding the Plan. These shares were subscribed for by members of the following classes of creditors and equity holders:

              12.5% First Mortgage noteholders                           995,280
              Old common stockholders                                      4,720
                   Total                                               1,000,000

              The Plan also calls for the Reorganized Company to issue the following additional shares of New Common Stock to the following creditor groups as soon as disputed claims within those groups are resolved:

              Unsecured Creditors of Four Queens, Inc.                    50,491
              Unsecured Creditors of Elsinore Corporation                 20,196
                   Total                                                  70,687

              After giving effect to this issuance of additional shares, the Reorganized Company will have 5 million issued and outstanding shares of New Common Stock.

              The proceeds from the rights offering were held in a separate bank account and use was restricted until the Effective Date.

              Riviera Gaming Management Corp. - Elsinore, Inc. holds a warrant to purchase 1,125,000 shares of new common stock for $1 per share.

              The 1994 Mortgage Notes were amended and restated to include the original principal amount of $3,000,000, accrued interest at 20% through the confirmation date in the amount of $725,363, and attorneys fees and disbursements through the Effective Date of $130,377, resulting in a new principal amount of $3,855,739. On the Effective Date, each 1994 Mortgage Note holder received its prorata share of restated mortgage notes (the "New First Mortgage Notes"). The New First Mortgage Notes bear interest at 11.5%, payable quarterly commencing on the fourth month following the confirmation date and are due four years from the Confirmation Date. These noteholders retained their lien interests as collateral for repayment.

              The 1993 First Mortgage Notes were amended and restated to reduce the principal amount of $57,000,000 to $30,000,000 which represented the secured portion of the claim. On the Effective Date, each 1993 First Mortgage Note holder received their prorata share of restated mortgage notes (the "New Second Mortgage Notes"). The New Second Mortgage Notes bear interest at 13.5%, payable semi-annually and are due five years from the Confirmation Date. The unsecured portion of their claim, approximately $4,000,000, (representing accrued interest through the filing date at 12.5%)was exchanged for shares of New Common Stock as described above.

              The Convertible Notes with the principal amount of $1,425,000 were exchanged for shares of New Common Stock on a prorata basis.

              The general unsecured creditors with claims in the amount of approximately $3,510,000 received a prorata share of $1,400,000 and are entitled 70,687 shares of New Common Stock. The stock distribution will take place once certain litigation has been settled which will determine the number of shares to which each individual unsecured creditor is entitled.

              The Internal Revenue Service ("IRS") has tentatively agreed to a note payable in the amount of $629,000 in settlement of an unsecured claim to be fixed in the amount of $1,892,994 which was calculated based on the percentage of the allowed claim compared to the total general unsecured claims. The note is to be non-interest bearing and is to be payable in semi-annual payments beginning August 1997. Additionally, the IRS received a note payable in the amount of $1,087,000 and 38,373 shares of New
              Common Stock in settlement of its secured claim. The note will accrue interest at 8% per annum and is due four years from the Effective Date. Finally, the IRS has an unsecured priority claim in the amount of $5,000 which was paid.

              The Company's Board of Directors was reconstituted to include five members, of which four were designated by the Bondholders
              Committee and one was appointed by the Equity Committee in the Bankruptcy Case.

         Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expenses, consisting primarily of accrued professional fees and executive severance expenses was $0, $0 and $534,000 for the one month ended March 31, 1997, the two months ended February 28, 1997 and the three months ended March 31, 1996, respectively.

2.       Fresh Start Reporting

         In connection with its emergence from bankruptcy on February 28, 1997, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $5.0 million was determined by the Company. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions, historical and estimated performance of the Company as well as of the gaming industry, discussions with various potential investors and certain financial analyses.

         Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been reflected as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet as of March 1, 1997. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to estimated fair market value, will have a significant effect on the Company's future statements of operations. The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

         The effects of the Plan and fresh start reporting on the balance sheet at February 28, 1997 are as follows:

                                     Predecessor            (a)            (b)               (c)             Reorganized
                                       Company             Debt           Issue of       Fresh Start           Company
                                     February 28,       Discharge           Stock        Adjustments             March 1,
                                         1997                                                                      1997
                                  -----------------------------------   -------------- ----------------- --------------------------

Assets
Current assets:
  Cash and cash equivalents                   13,527                                                                  13,527
  Accounts recievable, net                       546                                                                     546
  Inventories                                    348                                                                     348
  Prepaid Expenses                             1,288                                                                   1,288
                                  ------------------- --------------- --------------  ------------------ --------------------
Total current assets                          15,709                                                                  15,709

Property and equipment, net                   23,191                                             13,130               36,321
Leasehold acquisition costs, net               1,907                                            (1,907)
Reorganizational value in excess of
  amounts allocable to identifiable assets
                                                                                                    387                  387
Investment in Fremont Street                   2,400                                            (2,400)
Restricted cash available for                    353                                                                     353
  payment on long-term debt
Other assets                                     741                                                                     741
                                  ------------------- --------------- --------------  ------------------ --------------------
Total assets                                 $44,300             $ -            $ -              $9,210              $53,510
                                  =================== =============== ==============  ================== ====================

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities of long term debt           41                                                 873                  914
  Accounts payable                              757             344                                                   1,102
  Accrued expenses                            6,766                                                                    6,766
  Accrued interest                            2,886            (525)                                                   2,361
                                  ------------------- --------------- --------------  ------------------ --------------------
Total current liabilities                     10,451           (181)                                873               11,143

Estimated liabilities subject to Chapter 11
  procedings                                  72,552         (72,552)
Long-term debt, less current                   1,484          36,756                              (873)               37,367
  maturities
                                  ------------------- --------------- --------------  ------------------ --------------------

Total Liabilities                             84,487        (35,977)                                                  48,510
                                  ------------------- --------------- --------------  ------------------ --------------------
Shareholders' equity (deficiency)
  Common stock, Predecessor Company              16                                                (16)
  Common stock, Reorganized Company                                               4                  1                     5
  Additional paid in capital                 70,315                              (4)           (65,316)                4,995
  Accumulated deficit                      (110,518)         35,977                             74,541
                                  ------------------- --------------- --------------  ------------------ --------------------

Total Shareholders' equity (deficiency)     (40,187)          35,977                             9,210                 5,000
                                  ------------------- --------------- --------------  ------------------ --------------------
Total liabilities and shareholders' equity
  (deficiency)                              $44,300             $ -            $ -              $9,210               $53,510
                                  =================== =============== ==============  ================== ====================


(a) To record the discharge of prepetition obligations pursuant to the Plan of Reorganiation.
(b) To record the issuance of 3,929,313 shares of new common stock.
(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.




3.       Significant Accounting Policies

         A. Reorganization Value in Excess of Amounts Allocable to identifiable Assets

                  Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at March 31, 1997 is approximately $2,000. The Company will continue to assess the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

         B.       Reclassification

                  Certain prior period reclassifications have been made in the Predecessor Company's financial statements to conform to the Reorganized Company's presentation.

4.       Per Share Data

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data should be restated to conform to Statement 128.

         The Company will adopt Statement 128 in the fourth quarter of 1997. The pro forma impact of Statement 128 on the one month ended March 31, 1997 and the two months ended February 28, 1997 is basic EPS would have been $0.11 and $(0.01) per share, respectively and diluted EPS would have been $0.11 and $(0.01) per share, respectively.

         Earnings per share for the two months ended February 28, 1997 and the three months ended March 31, 1996 are based upon the weighted average number of shares of common stock outstanding as there were no common stock equivalents outstanding during the period.

5.       Long-Term Debt

         The New First Mortgage Notes, with an outstanding principal balance of $3.9 million at March 31, 1997, bear interest at 11.5% payable on March 1, June 1, September 1, and December 1 of each year. Principal is due on August 20, 2000. The New First Mortgage Notes are redeemable at any time at 102% of par. The Company is required to make an offer to purchase all New First Mortgage Notes at 101% upon any "Change of Control" as defined in the Amended and Restated Note Agreement ("Note Agreement"). The Company is also required to offer to purchase a portion of the New First Mortgage Notes in the amount of any proceeds received on the Palm Springs East Limited Partnership Note. The New First Mortgage Notes are collateralized by a first priority deed of trust on and pledge of substantially all assets of Elsinore Corporation, Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership. The New First Mortgage Notes are guaranteed by certain wholly owned subsidiaries of the Company.

         The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New First Mortgage Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified fixed charge coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth (as defined).

         The New Second Mortgage Notes, with an outstanding principal balance of $30 million at March 31, 1997, bear interest at 13.5%, payable on February 28 and August 31 of each year. Principal is due on August 20, 2001. The New Second Mortgage Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Second Mortgage Notes at 101% upon any "Change of Control" as defined in the Indenture. The New Second Mortgage Notes are guaranteed by Elsub Management Corporation, Four
         Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the Guarantors. The New Second Mortgage Notes have substantially the same restrictions and covenants as the New First Mortgage Notes.

6.       Income Taxes

         The Company follows the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The Predecessor Company also followed SFAS 109. Under SFAS 109, deferred tax assets (subject to a possible valuation allowance) and liabilities are recognized for the expected future tax consequences of events that are reflected in the Company's financial statements or tax returns.

         Income tax expense:

         For the periods shown below, the Company recorded income tax expense as follows:

                               Period from                     Period from
                           March 1, 1997 through         January 1, 1997 through
                              March 31, 1997                February 28, 1997

         Current taxes             $ 0                            $ 0
                                   ===                            ===

         Deferred taxes            $ 0                            $ 0
                                   ===                            ===


         For the period beginning January 1, 1997 and ending February 28, 1997, income tax expense pertains solely to income from continuing operations. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is offset without limitation by the net operating loss carryover.

         With respect to the period beginning March 1, 1997 and ending March 31, 1997, income tax expense pertains both to income from continuing operations as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant "Fresh Start" adjustments to the Company's financial statements. A reconciliation of taxes at the federal statutory rate ("expected taxes") to those reflected in the financial statements (the "effective rate") is as follows:

                                                Period from       Period from
                                               March 1, 1997   January 1, 1997
                                                 through          through
                                              March 31, 1997   February 28, 1997

         Taxes at U.S. Statutory Rate            187,340             (64,940)
         Amortization of Reorganization Value
           in excess of amounts allocable to
           identifiable assets                       730                   0
         Unrealized/(Realized) net operating
           loss carryforward                    (188,070)             64,940
                                                 -------              ------
         Total                                         0                   0
                                              ==========         ===========


         As of March 31, 1997, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $103,332,000, $640,000 and $312,000, respectively. The net operating loss carryforwards expire during the years 1999 through 2010 and have not been reduced by the cancellation of indebtedness income of $35,977,000 resulting from the bankruptcy. However, such carryforwards are not fully available to offset federal alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of (beta)382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The restriction is not only one of timing based on section 382, but may be restricted to a de minimis amount. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable. The Company is currently reviewing its alternatives and opportunities under section 382 in connection with the determination of any limitation on the utilization of the net operating loss.






         Composition of Deferred Tax Items:

         The Company has not recognized any net deferred tax items for the periods ended February 28, 1997 and March 31, 1997, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:


                                                             Net Deferred Items
                                                            (dollars in thousands)
                                                        March 31, 1997      February 28, 1997
         Deferred income tax liabilities:
           Property and equipment, principally
              depreciation and "fresh start"

              differences                                   (9,010)             (9,010)
           Other                                              (694)               (631)
                                                             -----               -----
         Total deferred income tax liabilities              (9,704)             (9,641)
                                                            ------              ------

         Deferred tax assets:
           Reorganization expenses                           3,723               3,723
           Net operating loss carryforward                  22,900              22,808
           Tax credit carryforwards                            952                 952
           Reserve for notes receivable                      7,573               7,573
           Investments                                       1,188               1,188
           Other                                             1,154               1,187
                                                           -------             -------
         Total deferred income tax assets                   37,490              37,431
         Valuation allowance                               (27,786)            (27,790)
                                                           -------             -------
         Net deferred tax assets                             9,704               9,641
                                                         ---------           ---------
         Net deferred tax items                                  0                   0
                                                       ===========         ===========


         SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes, the volatility of the industry within which the Company operates and certain other factors, the Company has established a valuation allowance principally for the portion of its net operating loss and other carryforwards that may not be available due to expirations or other limitations after consideration of net reversals of future taxable and deductible amounts. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. If the Company, in future tax periods, were to recognize additional tax benefits related to the net operating loss and other carryforwards of the Predecessor Company, any such benefit would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets to zero.

7.       Commitments and Contingencies

         WARN Act Litigation

         The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (WARN Act) and breach of contract.

         The plaintiffs filed three proof of claims in both the Company's, as well as Four Queens, Inc.'s, bankruptcy proceedings. Two of the proof of claims, one for the union employees and one for the non-union employees, totaled $14,000,000 and allege liability under the WARN Act for failure to properly notify employees in advance of cessation of operations of Elsinore Shore Associates. The third proof of claim in the amount of $800,000 was based upon retroactive wage agreements executed by Elsinore Shore Associates promising to pay its employees deferred compensation if the employees remain with Elsinore Shore Associates during its reorganization. The proof of claims were filed as priority claims, not general unsecured claims.

         Based upon the Order for Verdict Upon Liability Issues issued by the presiding judge in New Jersey, as well as the Bankruptcy Code, the Bondholders' Committee filed an objection to the WARN Act proofs of claims. The Bankruptcy Court tentatively approved the objection and disallowed the claims pending entry of the final order from the New Jersey court. A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proofs of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the proof of claim to participate with the other unsecured creditors in the Company's bankruptcy proceedings. However, the Bondholders' Committee objected to the claim of priority status in the Company's proceedings. The Bondholders' Committee objected to the claim in its entirety in the Four Queens, Inc.'s proceeding. The Bankruptcy Court granted the objections and ruled that the proof of claim for retroactive wage benefits would be an allowed unsecured claim against the Company to be treated in Class 10 of the Plan with final determination of the actual amount of the claim to be made by the New Jersey District Court. No final appealable order has been entered as of yet by the Bankruptcy Court.

         At March 31, 1997, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material effect on the financial position of the Company.



8.       Subsequent Event

         It was reported in Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on April 11, 1997 by John C. "Bruce" Waterfall and related parties that beneficially own 4,646,440 shares of New Common Stock (collectively, the "Reporting Persons"), constituting 94.3% of the total shares outstanding on an undiluted basis, that the Reporting Persons were willing to grant an option (the "Option") entitling a third party to purchase the Reporting Persons' New Common Stock at $3.10 per share, subject to adjustment. Concurrently with that third party's ongoing negotiations with the Reporting Persons for the Option, he has expressed an intention to commence discussions with the Company for the acquisition of the entire equity interest in the Company, at a per share price equal to the Option price. Exercise of the Option (if it is granted) and consummation of the acquisition (if the parties approve it) would be subject to, among other things, prior approval by the Nevada Gaming Commission. There can be no assurance at this time that any such transaction will occur.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

The following table sets forth certain operating information for the Company for the three months ended March 31, 1997 and 1996. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.






















                                                          Three Months Ended                      Three Months Ended
                                                            March 31, 1997                          March 31, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:

   Casino                                                    10,471           70.1%                 11,174               70.3%
   Hotel                                                      2,600           17.4%                  2,996               18.9%
   Food & beverage                                            2,640           17.7%                  3,501               22.0%
   Other                                                        315            2.1%                    171                1.1%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           16,026          107.2%                 17,842              112.3%
   Less promotional allowances                              (1,080)          (7.2%)                (1,956)             (12.3%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           14,946          100.0%                 15,886              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                     3,874           37.0%                  4,862               43.5%
   Hotel                                                      2,104           80.9%                  1,878               62.7%
   Food and beverage                                          1,652           62.6%                  1,756               50.2%
   Taxes and licenses                                         1,487           10.0%                  1,811               11.4%
   Selling, general and                                                                                                  15.4%
   administrative                                             2,597           17.4%                  2,450
   Rents                                                      1,008            6.7%                  1,017                6.4%
                                                   -----------------    ------------    -------------------    ----------------
     Total costs and expenses                                12,722           85.1%                 13,774               86.7%
                                                   -----------------
                                                                        ------------    -------------------    ----------------
Earnings before interest, taxes,
depreciation and amortization
(EBIDTA)                                                      2,224           14.9%                  2,112               13.3%
                                                   -----------------    ------------    -------------------    ----------------

Depreciation and amortization                                   698            5.4%                    970                6.1%
Interest                                                      1,165            7.9%                    264                1.7%

                                                   =================    ============    ===================    ================
   Income (loss) before
   reorganization items                                         361            2.4%                    878                5.5%
                                                   =================    ============    ===================    ================


















THREE MONTHS ENDED MARCH 31, 1997 COMPARED
  TO THREE MONTHS ENDED MARCH 31, 1996
================================================================================

REVENUES

Net revenues decreased by approximately $940,000 or 5.9%, from $15,886,000 for the three months ended March 31, 1996 to $14,946,000 for the three months ended March 31, 1997.

Casino revenues decreased by approximately $703,000, or 6.3%, from $11,174,000 during the 1996 period to $10,471,000 during the 1997 period due primarily to a $591,000, or 3.1% decrease in table games revenues. Management has eliminated certain unprofitable marketing programs which generated significant volume in the first quarter of 1996. During the first quarter of 1997 table games drop decreased $8,754,000 or 35.4%. The decrease in volume was partially offset by a 2.7% increase in win percentage.

Hotel revenues decreased by approximately $396,000, or 13.2%, from $2,996,000 during the 1996 period to $2,600,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $539,000 resulting from the elimination of the unprofitable marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $861,000, or 24.6%, from $3,501,000 during the 1996 period to $2,640,000 during the 1997 period due to a decrease in complimentary revenues of $473,000 resulting from the elimination of the unprofitable marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased Burger King and Pizza Hut franchises.

Other revenues increased by approximately $144,000, or 85.4%, from $171,000 during the 1996 period to $315,000 during the 1997 period, due primarily to a refund of $83,000 from prior year's insurance premiums on the Company's health and welfare plan and an increase in interest income due to increased cash balances.

Promotional allowances decreased by approximately $876,000, or 44.8%, from $1,956,000 during the 1996 period to $1,080,000 during the 1997 period due to a decrease in complimentary rooms, food and beverage resulting from the elimination of the unprofitable marketing programs.




DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $1,190,000, or 11.6%, from $10,307,000 for the three months ended March 31, 1996 to $9,117,000 for the three months ended March 31, 1997.

Casino expense decreased by approximately $988,000, or 20.3%, from $4,862,000 during the 1996 period to $3,874,000 during the 1997 period due to a decrease in payroll and complimentary expenses. Casino expenses as a percentage of revenues decreased from 43.5% to 37.0% due to management's redirection of the Company's marketing efforts from table games to slots.

Hotel expense increased by approximately $226,000, or 12.0%, from $1,878,000 during the 1996 period to $2,104,000 during the 1997 period, and costs as a percentage of revenues increased from 62.7% to 80.9%, due to the reduction in cost of comps transferred to the casino department.

Food and beverage costs and expenses decreased by approximately $104,000, or 5.9%, from $1,756,000 during the 1996 period to $1,652,000 during the 1997 period resulting from a corresponding decrease in revenues.

Tax and license expenses decreased by approximately $324,000, or 17.9%, from $1,811,000 to $1,487,000 due to the decrease in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased by approximately $147,000, or 6.0%, from $2,450,000 for the three months ended March 31, 1996 to $2,597,000 for the three months ended March 31, 1997 due to an increase in general marketing expenses. As a percentage of total net revenues, selling, general and administrative expenses increased from 15.4% during the 1996 period to 17.4% during the 1997 period.

EBITDA

EBITDA increased by approximately $120,000, or 5.4%, from $2,112,000 during the three months ended March 31, 1996 to $2,225,000 during the three months ended March 31, 1997. Management's redirection of the Company's marketing efforts was responsible for the increase while the majority of its competitors in downtown Las Vegas were experiencing lower operating profits.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $272,000, or 28.0%, from $970,000 during the 1996 period to $698,000 during the 1997 period due to revaluation of property and equipment as a result of Fresh Start Accounting.

Interest expense increased by approximately $901,000, or 341.7%, from $264,000 during the three months ended March 31, 1996 to $1,165,000 for the three months ended March 31, 1997, due to the restatement of notes as a result of the bankruptcy reorganization plan. These notes began accruing interest as of August 12, 1996, the date of plan confirmation.

Reorganization items decreased $534,000 from the 1996 period. Reorganization items incurred in 1996 were items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. These expenses consisted primarily of accrued professional fees. During the 1997 period there were no reorganization items.

NET INCOME

As  a  result  of  the  factors   discussed   above,  net  income  increased  by
approximately $17,000, or 4.9%, from $344,000 during the three months ended March 31, 1996 to $361,000 during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents (including restricted amounts) of $11.9 million at March 31, 1997, which was an increase of $242,000 from the balances at December 31, 1996. Significant debt service on the Restated First Mortgage Notes and other debt issued pursuant to the Plan is paid in August and February and should be considered in evaluating cash increases in the second and fourth quarters. Pursuant to the Subscription Rights Agreement provided for in the Plan of Reorganization, $5,000,000 in cash was received by the company as of February 28, 1997.

For the quarter ended March 31, 1997, the Company's net cash provided by operating activities was $2.3 million compared to $89,000 used by operating activities in the first quarter of 1996. EBITDA for first quarters of 1997 and 1996 was $2.2 million and $2.1 million, respectively. For the year ended December 31, 1996, the Company's net cash provided by operating activities was $4.8 million compared to net cash used in operating activities of $(.7) million for 1995. EBITDA for 1996 and 1995 was $7 million and $1.4 million, respectively, which is adequate to cover the Company's debt service. Management believes that sufficient cash flow will be available to cover the Company's debt service and enable investment in budgeted capital expenditures of approximately $7 million for the next 12 months.

Scheduled interest payments on the New Second Mortgage Notes and other indebtedness are $4.3 million in 1997 declining to $3.9 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the New Second Mortgage Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Second Mortgage Notes at maturity will be dependent upon its ability to refinance the New Second Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Second Mortgage Notes at maturity. The New Second Mortgage Notes are redeemable at the option of the Company at 100% at any time without premium.

The New Second Mortgage Note Indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing.

Management considers it important to the competitive position of the Four Queens Hotel/Casino that expenditures be made to upgrade the property. Management has budgeted approximately $7 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the period included capital expenditures of $380,000. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next 12 months.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's' view only as of the date of this filing. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.




























                                       Elsinore Corporation and Subsidiaries
                                                 Other Information

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings:

                           See Note 7 to Financial Statements in Part I, Item 1 of this report, which is incorporated herein be reference.

         Item 2.  (a)      Not applicable.
                  (b)      Not applicable.
                  (c) See the Reorganized Company's Current Report on Form 8-K, Item 1, filed with the Securities and Exchange Commission on March 14, 1997, which is incorporated herein by reference. The shares of New Common Stock reported therein were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by 11 U.S.C.
         section 1145(a)(1).


         Item 5.  Other Information:

                  See Note 8 to Financial Statement in Part I, Item 1 of this report, which isincorporated herein by reference.

         Item 6.  Exhibits and Reports on Form 8-K


           (a)    Exhibits:


           2.1*       First Amended Plan of Reorganization [2.1] (5)

           2.2*       Order Confirming First Amended Plan of Reorganization [2.2] (5)

           2.3*       Bankruptcy Court Order Approving Plan Documentation [2.3] (6)

           3.1        Amended and Restated Articles of Incorporation of Elsinore Corporation

           3.2        Amended and Restated Bylaws of Elsinore Corporation

           10.1*      Sublease, dated May 26, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.1] (1)

           10.2*      Amendment of Sublease, dated June 15, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc.
           [10.2] (1)

           10.3*      Amendment of Sublease, dated February 25, 1965, by and between A.W. Ham, Jr. and Four Queens,
           Inc. [10.3] (1)

           10.4*      Amendment of Sublease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens,
           Inc. [10.4] (1)

           10.5*      Supplemental Lease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens, Inc.
           [10.5] (1)

           10.6*      Lease Agreement, dated April 25, 1972, by and between Bank of Nevada and Leon H. Rockwell, Jr., as Trustees of Four Queens, Inc. [10.6] (1)

           10.7*      Lease, dated January 1, 1978, between Finley Company and Elsinore Corporation [10.7] (1)

           10.8*      Ground Lease, dated October 25, 1983, between Julia E. Albers, Otto J. Westlake, Guardian, and
           Four Queens, Inc. [10.8] (1)

           10.9*      Ground Lease, dated October 25, 1983 between Katherine M. Purkiss and Four Queens, Inc. [10.9]
           (1)

           10.10*     Ground Lease, dated October 25, 1983, between Otto J. Westlake and Four Queens, Inc. [10.10] (2)

           10.11*     Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens,
           Inc. [10.11] (1)

           10.12*     Lease Indenture, dated May 1, 1970, by and between Thomas L. Carroll, et al. and Four Queens,
           Inc. [10.12] (1)

           10.13*     Memorandum of Lease, dated January 26, 1973, between President and Board of Trustees of Santa
           Clara College and Four Queens, Inc. [10.13] (1)

           10.14      Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Frank
           L. Burrell, Jr.

           10.15      Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Howard
           Carlson.

           10.16      Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Robert
           A. McKerroll.

           10.17      Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Thomas
           E. Martin.

           10.18*     Agreement, dated April 28, 1992, by and among Four Queens, Inc., Jeanne Hood, Edward M. Fasulo and Richard A. LeVasseur. [10.28] (1)

           10.19      Settlement Agreement, dated March 29, 1996, by and between Palm Springs East Limited
           Partnership and the 29 Palms Band of Mission Indians

           10.20*     Loan Agreement, dated November 12, 1993, by and between The Jamestown S'Klallam Tribe and JKT
           Gaming, Inc. [10.31] (3)

           10.21*     First Amendment to Loan Agreement, dated January 28, 1994, by and between The Jamestown
           S'Klallam Tribe and JKT Gaming, Inc. [10.32] (3)

           10.22      Form of 13 1/2% Second Mortgage Note Due 2001

           10.23 Amended and Restated Indenture, dated as of March 3, 1997, by and among Elsinore Corporation, the Guarantors named therein and First Trust National Association, as Trustee

           10.24* Pledge  Agreement,  dated as of October 8, 1993, from Elsinore
           Corporation and ELSUB Management  Corporation to First Trust National
           Association [10.7] (2)

           10.25      Amendment of 1993 Pledge Agreement, dated March 3, 1997

           10.26*     Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 8, 1993, by and among Four Queens, Inc., Land Title of Nevada, Inc. and First Trust National Association [10.8] (2)

           10.27      Modification of Subordinated Deed of Trust, dated March 3, 1997, by and between Four Queens,
           Inc. and First Trust National Association

           10.28 Agreement, dated May 14, 1997, by Elsinore Corporation to file with the Securities and Exchange Commission copies of instruments defining the rights of holders of 11.5% First Mortgage Notes Due 2000

           10.29*     Assignment of Operating Agreements, dated as of October 8, 1993, by Palm Springs East Limited
           Partnership to First Trust National Association [10.9] (2)

           10.30*     Assignment of Operating Agreements, dated as of October 8, 1993, by Olympia Gaming Corporation to First Trust National Association. [10.10] (2)

           10.31  Common  Stock  Registration  Rights  Agreement,  dated  as  of
           February  28, 1997,  among  Elsinore  Corporation  and the Holders of
           Registrable Shares referred to therein (incorporated by reference herein and filed as Exhibit B to Schedule 13D, dated March 10, 1997, by Morgens Waterfall Income Partners, L.P.; Restart Partners, L.P.;
           Restart  Partners II,  L.P.;  Restart  Partners  III,  L.P.;  Restart
           Partners  IV,  L.P.;  Restart  Partners V, L.P.;  The Common Fund for
           Non-Profit  Organizations;  MWV Employee Retirement Plan Group Trust;
           Betje Partners; Phoenix Partners, L.P.; Morgens, Waterfall, Vintiadis
           & Company,  Inc.; MW Capital,  L.L.C.; Prime Group, L.P.; Prime Group
           II, L.P.; Prime Group III, L.P.; Prime Group IV, L.P.; Prime Group V,
           L.P.; Prime, Inc.; MW Management,  L.L.C.; John C. "Bruce" Waterfall;
           and Edwin H. Morgens, with respect to the New Common Stock)

           15.1       KPMG Peat Marwick LLP letter re unaudited interim financial information

           27.1       Financial Data Schedules

           99.1*      Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated October
           31, 1995. [99.2] (4)

           99.2*      Olympia Gaming Corporation Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the
           Bankruptcy Code dated October 31, 1995 [99] (4)

           99.3*      Press Release of Elsinore Corporation dated March 14, 1997 [99] (6)

    (b)        Reports on Form 8-K:

                  During the first quarter of 1997, Elsinore Corporation filed the following Current Report on Form 8-K:

                  Form 8-K dated March 14, 1997 (regarding change in control, status of stock exchange listings and re-evaluation of Elsinore
         Corporation's position regarding its subsidiary's agreement with the S'Klallam Tribe).





* Previously filed with the Securities and Exchange Commission as an exhibit to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part of hereof:

    (1)    Annual Report on Form 10-K for the year ended December 31, 1992

    (2)    Current Report on Form 8-K dated October 19, 1993

    (3)    Annual Report on Form 10-K for the year ended December 31, 1993

    (4)    Current Report on Form 8-K dated November 7, 1995

    (5)    Current Report on Form 8-K dated August 8, 1996

    (6)    Current Report on Form 8-K dated March 14, 1997


                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By:   /s/ Jeffrey Leeds
                                            JEFFREY LEEDS, President
                                            and Chief Executive Officer


                                      By:   /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Accounting Officer



Dated: May 15, 1997