Form 10-Q/A
period 1997-03-31
ELSINORE CORP
filed 1997-07-18
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No.1

      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
        _________________________ to ___________________________


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

                          YES X          NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING

         Common                July 14, 1997                  4,929,313

                                       Elsinore Corporation and Subsidiaries
                                                 Form 10-Q/A No. 1
                                       For the Quarter Ended March 31, 1997


                                       INDEX


PART I.  FINANCIAL INFORMATION:                                             PAGE

     Item 1.     Consolidated Financial Statements:

                       Independent Auditors' Review Report                   3-4

                 Balance Sheets at March 31, 1997 (Reorganized
                   Company) (Unaudited) and December 31, 1996
                           (Predecessor Company)                             5-6

                 Statements of Operations for the One Month Ended March 31, 1997
                            (Reorganized Company); Two Months Ended February 28, 1997 (Predecessor Company) and Three Months Ended March 31, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended March 31, 1997
                            (Unaudited)                                      7-8

                 Statements of Cash Flows for the One Month Ended March 31, 1997
                            (Reorganized Company); Two Months Ended February 28, 1997 (Predecessor Company) and Three Months Ended March 31, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended
                            March 31, 1997 (Unaudited)                      9-10

                 Notes to Financial Statements                             11-20


SIGNATURES                                                                    21
























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









Las Vegas, Nevada
May 12, 1997

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                       March 31, 1997 and December 31, 1996
                                              (Dollars in Thousands)


                                                                           Reorganized            Predecessor
                                                                             Company                Company
                                                                            March 31,            December 31,
                                                                               1997                  1996
                                                                    ------------------   --------------------
                                                                          (Unaudited)
                              Assets

Current Assets:
  Cash and cash equivalents                                                     11,542                  7,208
  Accounts receivable, less allowance for
  doubtful accounts of $327 and $347,
  respectively                                                                     450                    815
Inventories                                                                        361                    354
Prepaid expenses                                                                 1,515                  1,177
                                                                    -------------------   --------------------
     Total current assets                                                       13,868                  9,554
                                                                    -------------------   --------------------

Cash and cash equivalents, restricted                                                -                  4,445
Property and equipment, net                                                     36,391                 23,544

Leasehold acquisition costs, net                                                     -                  1,941

Investment in Fremont Street Experience LLC                                                             2,400

Reorganization value in excess of amounts allocable to                             384                      -
identifiable assets

Restricted cash available for principal payments of long-term debt
                                                                                   353

Other assets                                                                       737                    743
                                                                    -------------------   --------------------

    Total assets                                                                51,733                 42,627
                                                                    ===================   ====================






See accompanying notes to consolidated financial statements.







                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                       March 31, 1997 and December 31, 1996
                                              (Dollars in Thousands)

                                                                                 Reorganized            Predecessor
                                                                                   Company               Company
                                                                                   March 31,            December 31,
                                                                                     1997                   1996
                                                                         ------------------     -----------------
                                                                                 (Unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:

  Accounts payable                                                                   1,187                 1,065
  Accrued interest                                                                     375                 2,137
  Accrued expenses                                                                   6,343                 6,176
  Current portion of long-term debt                                                    909                    50
                                                                         ------------------     -----------------
     Total current liabilities                                                       8,814                 9,428
                                                                         ------------------     -----------------

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                73,909
Long-term debt, less current portion                                                37,367                     -
                                                                         ------------------     -----------------
     Total liabilities                                                              46,181                83,337
                                                                         ------------------     -----------------

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 15,891,793 shares,
  Predecessor company                                                                    -                    16
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares,
  Reorganized company                                                                    5                     -
Additional paid-in capital                                                           4,995                69,602
Retained earnings (accumulated deficit)                                                552             (110,328)
                                                                         ------------------     -----------------
     Total shareholders' equity (deficit)                                            5,552              (40,710)
                                                                         ------------------     -----------------

     Total liabilities and shareholders'
     equity (deficit)                                                               51,733                42,627
                                                                         ==================     =================









See accompanying notes to consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)
                                                                                                                 Combined
                                                                                                               Reorganized
                                                                                                                   and
                                          Reorganized                                                          Predecessor
                                            Company               Predecessor               Company             Company
                                       -------------------    -------------------    -------------------    -------------------
                                          Period from            Period from            Period from            Three Months
                                            March 1              January 1 to           January 1 to              Ended
                                               to                February 28              March 31               March 31
                                            March 31                 1997                   1996                   1997
                                              1997
                                       -------------------    -------------------    -------------------    -------------------

Revenues, net:
 Casino                                             3,549                  6,922                 11,174                 10,471
 Hotel                                                864                  1,736                  2,996                  2,600
 Food and beverage                                    895                  1,745                  3,501                  2,640
 Other                                                162                    153                    171                    315
 Promotional allowances                              (320)                  (760)                (1,956)                (1,080)
                                       -------------------    -------------------    -------------------    -------------------
   Total revenues, net                              5,150                  9,796                 15,886                 14,946

Costs and expenses:
 Casino                                             1,164                  2,710                  4,862                  3,874
 Hotel                                                694                  1,410                  1,878                  2,104
 Food and beverage                                    547                  1,105                  1,756                  1,652
 Taxes and licenses                                   507                    980                  1,811                  1,487
 Selling, general and
 administrative                                       789                  1,808                  2,450                  2,597
 Rents                                                335                    673                  1,017                  1,008
 Depreciation and
 amortization                                         169                    529                    970                    698
 Interest                                             393                    772                    264                  1,165
                                       -------------------    -------------------    -------------------    -------------------
    Total costs and
    expenses                                        4,598                  9,987                 15,008                 14,585
                                       -------------------    -------------------    -------------------    -------------------
   Income (loss) before
   reorganization items
   and extraordinary
   gain on elimination
   of debt                                            552                  (191)                    878                    361
                                                                                                            ===================
 Reorganization items                                   -                      -                    534
 Extraordinary gain on
 elimination of debt                                    -                 35,977                      -
                                       -------------------    -------------------    -------------------
   Net income (loss)                                  552                 35,786                    344
Retained earnings (deficit) at
beginning of period
                                                        -               (110,327)              (108,772)

Fresh start adjustments                                 -                 74,541                      -
                                       -------------------    -------------------    -------------------
Retained earnings
(deficit) at end of period
                                                      552                      -               (108,428)
                                       ===================    ===================    ===================



                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)




                                             Reorganized
                                               Company                Predecessor     Company
                                          ------------------    ------------------ -- ------------------
                                             Period from           Period from           Period from
                                               March 1            January 1 to          January 1 to
                                                  to               February 28            March 31
                                              March 31                1997                  1996
                                                1997
                                          ------------------    ------------------    ------------------

Income (Loss) Per Share:
   Income (loss) before
   extraordinary gain on
   elimination of debt                                $0.11               $(0.01)                 $0.02
 Extraordinary gain on
 elimination of debt                                      -                 $2.26                     -
                                          ------------------    ------------------    ------------------
   Net income (loss)                                  $0.11                 $2.25                 $0.02
                                          ==================    ==================    ==================

Weighted average number of common
shares outstanding
                                                  4,929,313            15,891,793            15,891,793
                                          ==================    ==================    ==================


























                                       Elsinore Corporation and Subsidiaries
                                  Consolidated Condensed Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                                                                              Combined
                                                                                                             Reorganized
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
                                              ---------------------------------------------------------------------------






                                       Elsinore Corporation and Subsidiaries
                                  Consolidated Condensed Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                    Combined
                                   Reorganized
                                                 Reorganized                                             Predecessor
                                                   Company              Predecessor Company                Company
                                                                                                      -------------------
                                              --------------------------------------------------------
                                                 Period from        Period from        Period from       Three Months
                                                   March 1          January 1 to      January 1 to          Ended
                                                      to            February 28         March 31           March 31
                                                   March 31             1997              1996               1997
                                                     1997
                                              ---------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents                               (1,985)              2,227             2,051                242
                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of period,
 including restricted cash                                13,880             11,653             3,572             11,653

                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 end of period, including
 restricted cash                                         $11,895            $13,880            $5,623            $11,895
                                              ===========================================================================








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

         The effects of the Plan and fresh start reporting on the balance sheet at February 28, 1997 are as follows:

                                     Predecessor            (a)            (b)               (c)             Reorganized
                                       Company             Debt           Issue of       Fresh Start           Company
                                     February 28,       Discharge           Stock        Adjustments             March 1,
                                         1997                                                                      1997
                                  -----------------------------------   -------------- ----------------- --------------------------

Assets
Current assets:
  Cash and cash equivalents                   13,527                                                                  13,527
  Accounts recievable, net                       546                                                                     546
  Inventories                                    348                                                                     348
  Prepaid expenses                             1,288                                                                   1,288
                                  ------------------- --------------- --------------  ------------------ --------------------
Total current assets                          15,709                                                                  15,709

Property and equipment, net                   23,191                                             13,130               36,321
Leasehold acquisition costs, net               1,907                                             (1,907)
Reorganization value in excess of amounts
  allocable to identifiable assets                                                                  387                  387
Investment in Fremont Street                   2,400                                             (2,400)
Restricted cash available for payment            353                                                                     353
   on long-term debt
Other assets                                     741                                                                     741
                                  ------------------- --------------- --------------  ------------------ --------------------
Total assets                                 $44,300             $ -            $ -              $9,210              $53,510
                                  =================== =============== ==============  ================== ====================

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities of long-term                 41                                                873                  914
  Accounts payable                               757             344                                                   1,102
  Accrued expenses                             6,766                                                                   6,766
  Accrued interest                             2,886            (525)                                                  2,361
                                  ------------------- --------------- --------------  ------------------ --------------------
Total current liabilities                     10,451            (181)                               873               11,143

Estimated liabilities subject to Chapter 11
  proceedings                                 72,552         (72,552)
Long-term debt, less current                   1,484          36,756                               (873)              37,367
maturities
                                  ------------------- --------------- --------------  ------------------ --------------------

Total Liabilities                             84,487         (35,977)                                                 48,510
                                  ------------------- --------------- --------------  ------------------ --------------------

Shareholders' equity (deficiency)
  Common stock, Predecessor                       16                                                (16)
  Company
  Common stock, Reorganized                                                      4                   1                     5
  Company
  Additional paid in capital                  70,315                            (4)             (65,316)               4,995
  Accumulated deficit                       (110,518)         35,977                             74,541
                                  ------------------- --------------- --------------  ------------------ --------------------

Total Shareholders' equity (deficiency)      (40,187)         35,977                              9,210                5,000
                                  ------------------- --------------- --------------  ------------------ --------------------
Total liabilities and shareholders' equity
  (deficiency)                               $44,300             $ -            $ -              $9,210              $53,510
                                  =================== =============== ==============  ================== ====================

  (a) To record the discharge of prepetition obligations pursuant to the Plan of Reorganization.
  (b) To record the issuance of 3,929,313 shares of new common stock.
  (c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess allocable to identifiable assets.



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

5.       Long-Term Debt

         The New First Mortgage Notes bear interest at 11.5% payable on March 1, June 1, September 1, and December 1 of each year. Principal is due on August 20, 2000. The New First Mortgage Notes are redeemable at any time at 102% of par. The Company is required to make an offer to purchase all New First Mortgage Notes at 101% upon any "Change of Control" as defined in the Amended and Restated Note Agreement ("Note Agreement"). The Company is also required to offer to purchase a portion of the New First Mortgage Notes in the amount of any proceeds received on the Palm Springs East Limited Partnership Note. The New First Mortgage Notes are collateralized by a first priority deed of trust on and pledge of substantially all assets of Elsinore Corporation, Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership. The New First Mortgage Notes are guaranteed by certain wholly owned subsidiaries of the Company.

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

         The New Second Mortgage Notes bear interest at 13.5%, payable on February 28 and August 31 of each year. Principal is due on August 20, 2001. The New Second Mortgage Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Second Mortgage Notes at 101% upon any "Change of Control" as defined in the Indenture. The New Second Mortgage Notes are guaranteed by Elsub Management Corporation, Four
         Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the Guarantors. The New Second Mortgage Notes have substantially the same restrictions and covenants as the New First Mortgage Notes.

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


                                       Period  from March        Period from
                                         1, 1997 through         January 1, 1997
                                          March 31, 1997            through
                                                               February 28, 1997
         Taxes at U.S. Statutory Rate             187,340             (64,940)
         Amortization of Reorganization Value
           in excess of amounts allocable to
           identifiable assets                        730                   0
         Unrealized/(Realized) net operating
           loss carryforward                     (188,070)             64,940
                                                  -------              ------
         Total                                          0                   0
                                               ===========         ===========


         As of March 31, 1997, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $103,332,000, $640,000 and $312,000, respectively. The net operating loss carryforwards expire during the years 1999 through 2010 and have not been reduced by the cancellation of indebtedness income of $35,977,000 resulting from the bankruptcy. However, such carryforwards are not fully available to offset federal alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of ss.382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The restriction is not only one of timing based on Section 382 limitation, but may be restricted to a de minimis amount. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable. The Company is currently reviewing its alternatives and opportunities under section 382 in connection with the determination of any limitation on the utilization of the net operating loss.






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



8.       Subsequent Event

         It was reported in Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on April 11, 1997 by John C. "Bruce" Waterfall and related parties that beneficially own 4,646,440 shares of New Common Stock (collectively, the "Reporting Persons"), constituting 94.3% of the total shares outstanding on an undiluted basis, that the Reporting Persons were willing to grant an option (the "Option") entitling a third party to purchase the Reporting Persons' New Common Stock at $3.10 per share, subject to adjustment. Concurrently with that third party's ongoing negotiations with the Reporting Persons for the Option, he has commenced discussions with the Company for the acquisition of the entire equity interest in the Company, at a per share price equal to the Option price. Exercise of the Option (if it is granted) and consummation of the acquisition (if the parties approve
         it) would be subject to, among other things, prior approval by the Nevada Gaming Commission. There can be no assurance at this time that any such transaction will occur.

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



Dated: July 14, 1997