Form 10-Q
period 1997-06-30
ELSINORE CORP
filed 1997-08-13
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period
                          ended June 30, 1997
                                    or

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

                          YES X          NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING

         Common                August 13, 1997                  4,929,313

              Elsinore Corporation and Subsidiaries
                          Form 10-Q
            For the Quarter Ended June 30, 1997

                                                       INDEX

PART I.  FINANCIAL INFORMATION:                                      PAGE
     Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                   3-4
                            June 30, 1997 (Reorganized Company) (Unaudited) and December 31, 1996 (Predecessor Company)

                  Condensed Consolidated Statements of Operations              5
                            for the Three Months Ended June 30, 1997
                            (Reorganized Company) and Three Months Ended
                            June 30, 1996 (Predecessor Company)

                  Condensed Consolidated  Statements of Operations           6-7
                            for the Four Months Ended June 30, 1997
                            (Reorganized Company); Two Months Ended
                            February 28, 1997 (Predecessor Company) and Six Months Ended June 30, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Six Months Ended June 30, 1997 (Unaudited)

                 Condensed  Consolidated  Statements  of Cash  Flows         8-9
                            for the Four Months Ended June 30, 1997
                            (Reorganized Company);  Two  Months  Ended
                            February  28,  1997 (Predecessor  Company)
                            and Six Months Ended June 30, 1996
                            (Predecessor Company); Combined Reorganized
                            and Predecessor  Company  for the Six Months
                            Ended June 30, 1997 (Unaudited)
                 Notes to Condensed Consolidated Financial Statements      10-14

     Item 2.     Management's Discussion and Analysis of                   14-23
                            Financial Condition and Results of
                            Operations

PART II.  OTHER INFORMATION
     Item 1.     Legal Proceedings                                            24

     Item 5.     Other Information                                            24

     Item 6.     Exhibits and Reports on Form 8-K                          24-28

 SIGNATURES                                                                   29






PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                        June 30, 1997 and December 31, 1996
                                              (Dollars in Thousands)


                                                                       Reorganized            Predecessor
                                                                         Company                Company
                                                                         June 30,            December 31,
                                                                           1997                  1996
                                                                    -------------------   --------------------
                                                                    (Unaudited)
                              Assets
Current Assets:

  Cash and cash equivalents                                                     10,592                  7,208
  Accounts receivable, less allowance for
  doubtful accounts of $308 and $347,
  respectively                                                                     334                    815
Inventories                                                                        256                    354
Prepaid expenses                                                                 1,708                  1,177
                                                                    -------------------   --------------------
     Total current assets                                                       12,890                  9,554
                                                                    -------------------   --------------------

Cash and cash equivalents, restricted                                              425                  4,445
Property and equipment, net                                                     37,141                 25,485

Investment in Fremont Street Experience LLC                                                             2,400

Reorganization value in excess of amounts allocable to                             378                      -
identifiable assets

Other assets                                                                       743                    743
                                                                    -------------------   --------------------

    Total assets                                                                51,577                 42,627
                                                                    ====================  ====================






See accompanying notes to condensed consolidated financial statements.




                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Balance Sheets (continued)
                                        June 30, 1997 and December 31, 1996
                                              (Dollars in Thousands)

                                                                            Reorganized             Predecessor
                                                                              Company                 Company
                                                                             June 30,              December 31,
                                                                               1997                    1996
                                                                         ------------------     --------------------
                                                                         (Unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:

  Accounts payable                                                                   1,071                     1065
  Accrued interest                                                                   1,491                    2,137
  Accrued expenses                                                                   5,107                    6,176
  Current portion of long-term debt                                                    958                       50
                                                                         ------------------     --------------------
     Total current liabilities                                                       8,627                    9,428
                                                                         ------------------     --------------------

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                   73,909
Long-term debt, less current portion                                                37,762                        -
                                                                         ------------------     --------------------
     Total liabilities                                                              46,389                   83,337
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Predecessor company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 15,891,793 shares                                                      -                       16

  Reorganized company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares                                                       5                        -
Additional paid-in capital                                                           4,995                   69,602
Retained earnings (accumulated deficit)                                                188                (110,328)
                                                                         ------------------     --------------------
     Total shareholders' equity (deficit)                                            5,188                 (40,710)
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity (deficit)                                                               51,577                   42,627
                                                                         ====================   ====================









See accompanying notes to condensed consolidated financial statements.




                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)




                                                            Reorganized                         Predecessor
                                                      ------------------------           --------------------------
                                                           Three Months                        Three Months
                                                               Ended                               Ended
                                                              June 30                             June 30
                                                               1997                                1996
                                                      ------------------------           --------------------------
    Revenues, net:

     Casino                                                             9,051                               10,691
     Hotel                                                              2,406                                2,732
     Food and beverage                                                  2,270                                3,088
     Other                                                                355                                  130
     Promotional allowances                                              (896)                              (1,525)
                                                      ------------------------           --------------------------
       Total revenues, net                                             13,186                               15,116

    Costs and expenses:
     Casino                                                             3,576                                4,244
     Hotel                                                              2,155                                2,021
     Food and beverage                                                  1,504                                1,711
     Taxes and licenses                                                 1,381                                1,681
     Selling, general and
     administrative                                                     2,043                                2,323
     Rents                                                              1,025                                1,017
     Depreciation and
     amortization                                                         551                                  924
     Interest                                                           1,285                                  251
                                                      ------------------------           --------------------------
        Total costs and
        expenses                                                       13,520                               14,172
                                                      ------------------------           --------------------------
       Income (loss) before
       reorganization items                                              (334)                                 944
     Reorganization items                                                   -                                  604
                                                      ------------------------           --------------------------
       Net income (loss) before
       income taxes                                                      (334)                                 340
     Income taxes                                                          30                                    -
                                                      ------------------------           --------------------------

       Net income (loss)                                                 (364)                                 340
                                                      ========================           ==========================


    Income (Loss) Per Share:
       Income (loss) per common
       share                                                            $(.07)                               $0.02
                                                      ========================           ==========================

    Weighted average number of common shares
    outstanding                                                     4,929,313                           15,891,793
                                                      ========================           ==========================

See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)
                                                                                                                  Combined
                                                                                                                 Reorganized
                                                                                                                     and
                                           Reorganized                                                           Predecessor
                                             Company                  Predecessor     Company                      Company
                                                                                   --
                                        -------------------    -------------------    -------------------    --------------------
                                           Period from            Period from            Period from                 Six
                                             March 1              January 1 to           January 1 to              Months
                                                to                February 28              June 30                  Ended
                                             June 30                  1997                   1996                  June 30
                                               1997                                                                 1997
                                        -------------------    -------------------    -------------------    --------------------
Revenues, net:
 Casino                                             12,600                  6,922                 21,865                  19,522
 Hotel                                               3,270                  1,736                  5,728                   5,006
 Food and beverage                                   3,165                  1,745                  6,589                   4,910
 Other                                                 517                    153                    301                     670
 Promotional allowances                             (1,216)                  (760)                (3,481)                 (1,976)
                                        -------------------    -------------------    -------------------    --------------------
   Total revenues, net                              18,336                  9,796                 31,002                  28,132

Costs and expenses:
 Casino                                              4,740                  2,710                  9,112                   7,450
 Hotel                                               2,849                  1,410                  3,894                   4,259
 Food and beverage                                   2,051                  1,105                  3,466                   3,156
 Taxes and licenses                                  1,888                    980                  3,492                   2,868
 Selling, general and
 administrative                                      2,832                  1,807                  4,773                   4,639
 Rents                                               1,360                    673                  2,034                   2,033
 Depreciation and
 amortization                                          720                    529                  1,894                   1,249
 Interest                                            1,678                    772                    515                   2,450
                                        -------------------    -------------------    -------------------    --------------------
    Total costs and
    expenses                                        18,118                  9,986                 29,180                  28,104
                                        ===================    ===================    ===================    ====================

   Income (loss) before
   reorganization items,
   extraordinary gain
   on elimination of
   debt and income taxes                               218                   (190)                 1,822                      28
                                                                                                             ====================
 Reorganization items                                    -                      -                  1,138
 Extraordinary gain on
 elimination of debt                                     -                 35,977                  -
 Income taxes                                           30                      -                      -
                                        -------------------    -------------------    -------------------
   Net income (loss)                                   188                 35,787                    684
Retained earnings (deficit) at
beginning of period
                                                         -               (110,328)              (108,772)

Fresh start adjustments                                  -                 74,541                      -
                                        -------------------    -------------------    -------------------
Retained earnings
(deficit) at end of period
                                                       188                      -               (108,088)
                                        ===================    ===================    ===================


                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)


                                             Reorganized
                                               Company                Predecessor     Company
                                          ------------------    ------------------ -- ------------------
                                             Period from           Period from           Period from
                                               March 1            January 1 to          January 1 to
                                                  to               February 28             June 30
                                               June 30                1997                  1996
                                                1997
                                          ------------------    ------------------    ------------------

Income (Loss) Per Share:
   Income (loss) before
   extraordinary gain on

   elimination of debt                                $0.04               $(0.01)                 $0.04
 Extraordinary gain on
 elimination of debt                                      -                 $2.26                     -
                                          ------------------    ------------------    ------------------
   Net income (loss)                                  $0.04                 $2.25                 $0.04
                                          ------------------    ------------------    ------------------

Weighted average number of common
shares outstanding
                                                  4,929,313            15,891,793            15,891,793
                                          ==================    ==================    ==================







See accompanying notes to condensed consolidated financial statements.
























                                       Elsinore Corporation and Subsidiaries
                                        Condensed Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                                                                           Combined
                                                                                                         Reorganized
                                                 Reorganized                                             Predecessor
                                                   Company              Predecessor Company                Company
                                              ---------------------------------------------------------------------------
                                                 Period from        Period from        Period from           Six
                                                   March 1          January 1 to      January 1 to          Months
                                                      to            February 28          June 30            Ended
                                                   June 30              1997              1996             June 30
                                                     1997                                                    1997
                                              ---------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss)                                          $188             $(190)              $684               $(2)
 Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization                                              720                529             1,894              1,249
  Accretion of discount on
   long-term debt                                              -                  -                98                  -
  Change in other assets and
   liabilities,  net                                      (2,678)             1,328              (141)            (1,350)
                                              ---------------------------------------------------------------------------
  Net cash provided by (used
  in) operating activities                                (1,770)             1,667             2,535               (103)
                                              ---------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                     (1,531)              (141)             (431)            (1,672)
                                              ---------------------------------------------------------------------------
Net cash used in investing
 activities                                               (1,531)              (141)             (431)            (1,672)
                                              ---------------------------------------------------------------------------

Cash flows from financing activities:
 Repayment of debt                                           (74)               (12)              (27)               (86)
 Incurrence of debt                                          512                  -                 -                512
 Proceeds from issuance of
  common stock and
  subscription rights                                          -                713                 -                713
                                              ---------------------------------------------------------------------------
Net cash provided by (used
 in) financing activities                                    438                701              (27)              1,139
                                              ---------------------------------------------------------------------------







                                       Elsinore Corporation and Subsidiaries
                                  Condensed Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                           Combined
                                                                                                         Reorganized
                                                 Reorganized                                             Predecessor
                                                   Company              Predecessor Company                Company
                                                                                                      -------------------
                                              --------------------------------------------------------
                                                 Period from        Period from        Period from           Six
                                                   March 1          January 1 to      January 1 to          Months
                                                      to            February 28          June 30            Ended
                                                   June 30              1997              1996             June 30
                                                     1997                                                    1997
                                              ---------------------------------------------------------------------------

Net increase (decrease) in

 cash and cash equivalents                                (2,863)             2,227             2,077               (636)
                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of period,
 including restricted cash                                13,880             11,653             3,572             11,653

                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 end of period, including
 restricted cash                                         $11,017            $13,880            $5,649            $11,017
                                              ============================================================================








See accompanying notes to condensed consolidated financial statements.



















                      Elsinore Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997

1.        Chapter 11 Reorganization

         On October 31, 1995, Elsinore Corporation filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code and continued to operate as a debtor in possession (Elsinore Corporation, D.I.P.) ("Predecessor Company"). On August 12, 1996, the Plan of Reorganization filed by the Predecessor Company (the "Plan") was confirmed and became effective following the close of business on February 28, 1997 (the "Effective Date"). Upon effectiveness of the Plan, Elsinore Corporation (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. As a result of fresh start reporting, the material adjustments made by the Company were the revaluation of property and equipment, write-off of the investment in Fremont Street Experience, the revaluation of mortgage notes and other liabilities, including the related gain on forgiveness of indebtedness, and write-off of the accumulated deficit, additional paid-in-capital and common stock of the Predecessor. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be March 1, 1997.

         The company has prepared the accompanying financial statement without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1997 and the results of its operations and its cash flows for the two months ended February 28, 1997 for the Predecessor Company, four months ended June 30, 1997 for the Reorganized Company, and the three months and six months ended June 30, 1996 for the Predecessor Company.

2.       Per Share Data

         The Company will adopt the provision of Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128) in the fourth quarter of 1997. Basic and diluted EPS are equal to the amount presented on the Income Statement.

         Earnings per share for the three months ended June 30, 1997 and the three months ended June 30, 1996 are based upon the weighted average


                        Elsinore Corporation and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                   June 30, 1997

         number of shares of common stock outstanding as there were no common stock equivalents outstanding during the period.

3.       Shareholder's Equity

                                                 Common  Stock
                                     ------------------- -------------
                                                                                                                    Total
                                                                         Additional         Accumulated         Shareholders'
                                        Outstanding                    Paid-In-Capital       Earnings               Equity
                                           Shares           Amount                           (Deficit)            (Deficit)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,

December 31, 1996                           15,891,793            $16          $69,602            $(110,328)             $(40,710)

Stock Subscription
Rights Offering                                                                    713                                        713
Income(loss)before reorganization
items and extraordinary gain on
elimination of debt
                                                                                                       (190)                 (190)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
February 28, 1997                           15,891,793             16           70,315             (110,518)              (40,187)
Gain on Forgiveness
(Debt Discharge)                                                                                     35,977                35,977
Fresh Start
Adjustments                                (15,891,793)           (16)         (70,315)              74,541                 4,210
                                     =================== ============= ================ ==================== =====================
Balance,
After Fresh Start
Adjustments                                           -             -                -                    -                     -
Issuance of Stock                            1,000,000              1            4,995                    -                 4,996

Issuance of Stock                            3,929,313              4                -                    -                     4
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,
March 1, 1997                                4,929,313              5            4,995                    -                 5,000
Net Income (Loss)                                                                                       552                   552
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,
March 31, 1997                               4,929,313              5            4,995                  552                 5,552
Net Income (Loss)                                                                                      (364)                 (364)
                                     =================== ============= ================ ==================== =====================
Balance,
June 30, 1997                                4,929,313             $5           $4,995                 $188                $5,188
                                     =================== ============= ================ ==================== =====================

         There were no changes in other shareholders' equity for the six months ended June 30, 1996.

4.        Commitments and Contingencies

         WARN Act Litigation

         The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (WARN Act) and breach of contract.

         The plaintiffs filed three proof of claims in both the Company's, as well as Four Queens, Inc.'s, bankruptcy proceedings. Two of the proof of claims, one for the union employees and one for the non-union employees, totaled $14,000,000 and allege liability under the WARN Act for failure to properly notify employees in advance of cessation of operations of Elsinore Shore Associates. The third proof of claim in the amount of $800,000 was based upon retroactive wage agreements executed by Elsinore Shore Associates promising to pay its employees deferred compensation if the employees remained with Elsinore Shore Associates during its reorganization. The proof of claims were filed as priority claims, not general unsecured claims.

         Based upon the Order for Verdict Upon Liability Issues issued by the presiding judge in New Jersey, as well as the Bankruptcy Code, the Bondholders' Committee filed an objection to the WARN Act proofs of claims. The Bankruptcy Court tentatively approved the objection and disallowed the claims pending entry of the final order from the New Jersey court. No final appealable order has been entered as of yet by the Bankruptcy Court. A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proof of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the proof of claim to participate with the other unsecured creditors in the Company's bankruptcy proceedings. However, the Bondholders' Committee objected to the claim of priority status in the Company's proceedings. The Bondholders' Committee objected to the claim in its entirety in the Four Queens, Inc.'s proceeding. The Bankruptcy Court granted the objections and ruled that the proof of claim for retroactive wage benefits would be an allowed unsecured claim against the Company to be treated in Class 10 of the Plan with final determination of the actual amount of the claim to be made by the New Jersey District Court. The plaintiffs thereafter filed a motion for reconsideration regarding the Bankruptcy Court's order, which motion was ultimately denied. The final order was entered by the court in July 1997, and the plaintiffs have appealed the order to the Ninth Circuit Bankruptcy Appellate Panel.

         In summary, management believes that any claims listed above, if allowed, would be included in the Class 10 Unsecured Creditor's pool, which is capped at $1.4 million, and, therefore, will not have a material financial affect on the company.

         At June 30, 1997, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material effect on the financial position of the Company.

5.       Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued SFAS No.129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997.

         In June 1997, the Financial Accounting Standards Board issued No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements.

         In June 1997, the Financial Accounting Standards Board issued No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements.

6.        Proposed Merger

         Mr. Allen Paulson has commenced discussions with the Company to acquire all of the Company's outstanding shares, through a merger of the Company into a corporation which he controls. The Company and Mr. Paulson are discussing an acquisition price of $3.16 per share, subject to adjustment. The price per share and other terms and conditions of any such transaction are subject to further negotiation. Any such acquisition would be subject to prior approval by Nevada gaming and other licensing authorities and various other conditions. There can be no assurance at this time that the Company and Mr. Paulson will reach an agreement, the required approvals of licensing authorities will be obtained, and that the other conditions to consummation of the acquisition will be satisfied.

7.        Finley Lease

         Under a 20-year lease, which expires on December 31, 1997, the Company leases from Finley Company ("Finley") approximately 7,000 square feet of the Four Queens Casino premises affecting the northeast corner of that property. The Company and Finley are in negotiations for an extension of the lease on new terms reflecting current market conditions. There is no assurance at this time that the Company and Finley will agree to a lease extension which would enable the Company to continue to use this space for part of the Four Queens Casino premises after December 31, 1997. However, an oral agreement in principle has been reached whereby the rents would be increased to market rate and a letter of credit for one year's rental payments would be posted to guaranty payment of the monthly rentals.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

The following table sets forth certain operating information for the Company for the three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.













                                                          Three Months Ended                      Three Months Ended
                                                             June 30, 1997                          June 30, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:
   Casino                                                     9,051           68.6%                 10,691               70.7%
   Hotel                                                      2,406           18.3%                  2,732               18.1%
   Food & beverage                                            2,270           17.2%                  3,088               20.4%
   Other                                                        355            2.7%                    130                 .9%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           14,082          106.8%                 16,641              110.1%
   Less promotional allowances                                 (896)          (6.8%)                (1,525)             (10.1%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           13,186          100.0%                 15,116              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                     3,576           39.5%                  4,244               39.7%
   Hotel                                                      2,155           89.6%                  2,021               74.0%
   Food and beverage                                          1,504           66.3%                  1,711               55.4%
   Taxes and licenses                                         1,381           10.5%                  1,681               11.1%
   Selling, general and
   administrative                                             2,043           15.5%                  2,323               15.4%
   Rents                                                      1,025            7.7%                  1,017                6.7%
                                                   -----------------    ------------    -------------------    ----------------
     Total costs and expenses                                11,684           88.6%                 12,997               86.0%
                                                   -----------------
                                                                        ------------    -------------------    ----------------
Earnings before interest, taxes,
depreciation and amortization
(EBIDTA)                                                      1,502           11.4%                  2,119               14.0%
                                                   -----------------    ------------    -------------------    ----------------

Depreciation and amortization                                   551            4.2%                    924                6.1%
Interest                                                      1,285            9.7%                    251                1.7%

                                                   -----------------    ------------    -------------------    ----------------
   Income (loss) before
   reorganizational items
   and income taxes                                            (334)          (2.5%)                   944                6.2%
                                                   -----------------    ------------    -------------------    ----------------

Reorganizational items                                            -               -                    604                4.0%
Income taxes                                                     30             .2%                      -                   -

                                                   =================    ============    ===================    ================
   Net income (loss)                                           (364)          (2.8%)                   340                2.2%
                                                   =================    ============    ===================    ================














                                                           Six Months Ended                        Six Months Ended
                                                             June 30, 1997                          June 30, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:

   Casino                                                    19,522           69.4%                 21,865               70.5%
   Hotel                                                      5,006           17.8%                  5,728               18.5%
   Food & beverage                                            4,910           17.5%                  6,589               21.2%
   Other                                                        670            2.3%                    301                1.0%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           30,108          107.0%                 34,483              111.2%
   Less promotional allowances                               (1,976)          (7.0%)                (3,481)             (11.2%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           28,132          100.0%                 31,002              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                     7,450           38.2%                  9,112               41.7%
   Hotel                                                      4,259           85.1%                  3,894               68.0%
   Food and beverage                                          3,156           64.3%                  3,466               52.6%
   Taxes and licenses                                         2,868           10.2%                  3,492               11.3%
   Selling, general and
   administrative                                             4,639           16.5%                  4,773               15.4%
   Rents                                                      2,033            7.2%                  2,034                6.6%
                                                   -----------------    ------------    -------------------    ----------------
     Total costs and expenses                                24,405           86.8%                 26,771               86.4%
                                                   -----------------
                                                                        ------------    -------------------    ----------------
Earnings before interest, taxes,
depreciation and amortization
(EBIDTA)                                                      3,727           13.2%                  4,231               13.6%
                                                   -----------------    ------------    -------------------    ----------------

Depreciation and amortization                                 1,249            4.4%                  1,894                6.0%
Interest                                                      2,450            8.7%                    515                1.7%

                                                   -----------------    ------------    -------------------    ----------------
   Income (loss) before
   reorganizational items and
   income taxes                                                  28             .1%                  1,822                5.9%
                                                   -----------------    ------------    -------------------    ----------------

Reorganizational items                                            -               -                  1,138                3.7%
Income taxes                                                     30             .1%                      -                   -

                                                   =================    ============    ===================    ================
   Net income (loss)                                             (2)           (.0%)                   684                2.2%
                                                   =================    ============    ===================    ================













THREE MONTHS ENDED JUNE 30, 1997 COMPARED
  TO THREE MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $1,930,000 or 12.8%, from $15,116,000 for the three months ended June 30, 1996 to $13,186,000 for the three months ended June 30, 1997 due to competition, the construction disruption caused by the installation of an additional 60 feet of air doors at the Fremont Street entrance, and the general softness in the Las Vegas market.

Casino revenues decreased by approximately $1,640,000, or 15.3%, from $10,691,000 during the 1996 period to $9,051,000 during the 1997 period due primarily to $665,000, or 25.8% decrease in table games revenues and a $1,636,000, or 21%, decrease in slot revenue. Management has eliminated certain unprofitable marketing programs which generated significant volume in the second quarter of 1996. During the second quarter of 1997 table games drop decreased $7,688,000 or 38.7%. However, the win percentage increased by 2.7% as a result of more stringent controls over the dice games and a change in customer mix from comp credit players to cash paying vacationers. Slot coin-in decreased
$34,257,000, or 23%, due to the competition from aggressive marketing programs to $1.00 slot players, competitive pressures from the opening of new properties, and construction disruptions.

Hotel revenues decreased by approximately $326,000, or 11.9% from $2,732,000 during the 1996 period to $2,406,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $341,000 resulting from the elimination of the unprofitable table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $818,000, or 26.5%, from $3,088,000 during the 1996 period to $2,270,000 during the 1997 period due to a decrease in complimentary revenues of $365,000 resulting from the elimination of the unprofitable table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased Burger King and Pizza Hut franchises.

Other revenues increased by approximately $225,000, or 173.1%, from $130,000 during the 1996 period to $355,000 during the 1997 period, due primarily to an increase in interest income resulting from increased cash balances, additional rental income as a result of new tenant leases (including two leased food outlets) and a payment received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $629,000, or 41.3%, from $1,525,000 during the 1996 period to $896,000 during the 1997 period due to a

decrease  in  complimentary   rooms,  food  and  beverage   resulting  from  the
elimination of the unprofitable table games marketing programs.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $1,041,000, or 10.8%, from $9,657,000 for the three months ended June 30, 1996 to $8,616,000 for the three months ended June 30, 1997.

Casino expense decreased by approximately $668,000, or 15.7%, from $4,244,000 during the 1996 period to $3,576,000 during the 1997 period due to a decrease in payroll and the cost of complimentary rooms, food and beverage. Casino expenses as a percentage of revenues remained constant at approximately 40% as management has redirected the Company's marketing efforts from table games to slots.

Hotel expense increased by approximately $134,000, or 6.6%, from $2,021,000 during the 1996 period to $2,155,000 during the 1997 period, and costs as a percentage of revenues increased from 74% to 89.6%, due to the reduction in cost of complimentary rooms transferred to the Casino department.

Food and beverage costs and expenses decreased by approximately $207,000, or 12.1%, from $1,711,000 during the 1996 period to $1,504,000 during the 1997 period resulting from a corresponding decrease in revenues.

Tax and license expenses decreased by approximately $300,000, or 17.9%, from $1,681,000 to $1,381,000 due to the decrease in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $280,000, or 12.1%, from $2,323,000 for the three months ended June 30, 1996 to $2,043,000 for the three months ended June 30, 1997 due to refunds of listing fees received from the American Stock Exchange and refunds of deposits on background investigations from the National Indian Gaming Commission which had been expensed in prior years. As a percentage of total net revenues, selling, general and administrative expenses remained constant at approximately 15.5%.

EBITDA

EBITDA decreased by approximately $617,000, or 29.1%, from $2,119,000 during the three months ended June 30, 1996 to $1,502,000 during the three months ended June 30, 1997. The decrease was due to lower revenues which were partially offset by management's elimination of unprofitable marketing expenses.




OTHER EXPENSES

Depreciation and amortization decreased by approximately $373,000, or 40.4%, from $924,000 during the 1996 period to $551,000 during the 1997 period due to revaluation of property and equipment as a result of Fresh Start Accounting.

Interest expense increased by approximately $1,034,000, from $251,000 during the three months ended June 30, 1996 to $1,285,000 for the three months ended June 30, 1997, due to the restatement of notes and restructured debt as of August 12, 1996, the date of plan confirmation. Interest had been stayed while the Company was under the protection of the Bankruptcy court.

Reorganization items totaling $604,000 in 1996 consisted primarily of accrued professional fees incurred by the Company as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the 1997 period there were no reorganization items.

INCOME TAXES

Income taxes totaled $30,000 for estimated federal income tax payments resulting from the alternative minimum tax.

NET INCOME (LOSS)

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $704,000, from $340,000 during the three months ended June 30, 1996 to a loss of $364,000 during the three months ended June 30, 1997.



SIX MONTHS ENDED JUNE 30, 1997 COMPARED
  TO SIX MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $2,870,000 or 9.3%, from $31,002,000 for the six months ended June 30, 1996 to $28,132,000 for the six months ended June 30, 1997.

Casino revenues decreased by approximately $2,343,000, or 10.7%, from $21,865,000 during the 1996 period to $19,522,000 during the 1997 period due primarily to a $1,256,000, or 23.1% decrease in table games revenues and a $832,000, or 5.4% decrease in net slot revenue. Management has eliminated certain unprofitable marketing programs which generated significant volume in the first half of 1996. During the first half of 1997 table games drop decreased $16,442,000 or 36.9%, and slot coin-in decreased $60,188,000, or 20.6%. The decrease in table game volume was partially offset by a 2.7% increase in win percent.

Hotel revenues decreased by approximately $722,000, or 12.6%, from $5,728,000 during the 1996 period to $5,006,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $880,000 resulting from the elimination of the unprofitable table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $1,679,000, or 25.5%, from $6,589,000 during the 1996 period to $4,910,000 during the 1997 period due to a decrease in complimentary revenues of $870,000 resulting from the elimination of the unprofitable table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased Burger King and Pizza Hut franchises.

Other revenues increased by approximately $369,000, or 122.6%, from $301,000 during the 1996 period to $670,000 during the 1997 period, due primarily to a refund of $83,000 from prior year's insurance premiums on the Company's health and welfare plan, an increase in interest income due to increased cash balances, and additional rental income as a result of new tenant leases. Additionally, a payment was received under the settlement agreement reached with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $1,505,000, or 43.2%, from $3,481,000 during the 1996 period to $1,976,000 during the 1997 period due to a decrease in complimentary rooms, food and beverage resulting from the elimination of the unprofitable table games marketing programs.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $2,231,000, or 11.2%, from $19,964,000 for the six months ended June 30, 1996 to $17,733,000 for the six months ended June 30, 1997.

Casino expense decreased by approximately $1,662,000, or 18.2%, from $9,112,000 during the 1996 period to $7,450,000 during the 1997 period due to a decrease in payroll and complimentary expenses. Casino expenses as a percentage of revenues decreased from 41.7% to 38.2% due to management's redirection of the Company's marketing efforts from table games to slots.

Hotel expense increased by approximately $365,000, or 9.4%, from $3,894,000 during the 1996 period to $4,259,000 during the 1997 period, and costs as a percentage of revenues increased from 68.0% to 85.1%, due to the reduction in cost of comps transferred to the Casino department.

Food and beverage costs and expenses decreased by approximately $310,000, or 9.0%, from $3,466,000 during the 1996 period to $3,156,000 during the 1997 period resulting from a corresponding decrease in revenues.

Tax and license expenses decreased by approximately $624,000, or 17.9%, from $3,492,000 to $2,868,000 resulting from a corresponding decrease in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $134,000, or 2.8%, from $4,773,000 for the six months ended June 30, 1996 to $4,639,000 for the six months ended June 30, 1997 primarily due to refunds of listing fees received from the American Stock Exchange and refunds of deposits on background investigations from the National Indian Gaming Commission which had been expensed on prior years. As a percentage of total net revenues, selling, general and administrative expenses increased from 15.4% during the 1996 period to 16.5% during the 1997 period.

EBITDA

EBITDA decreased by approximately $504,000, or 13.5%, from $4,231,000 during the six months ended June 30, 1996 to $3,727,000 during the six months ended June 30, 1997. Management's redirection of the Company's marketing efforts from table games to slots was responsible for keeping the operation competitive while revenues were generally down in the Fremont Street market. The reductions in payroll and complimentaries in table games, allowed the Company to concentrate its efforts in marketing and advertising slots.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $645,000, or 34.1%, from $1,894,000 during the 1996 period to $1,249,000 during the 1997 period due to revaluation of property and equipment as a result of Fresh Start Accounting.

Interest expense increased by approximately $1,935,000, or 375.7%, from $515,000 during the six months ended June 30, 1996 to $2,450,000 for the six months ended June 30, 1997, due to the restatement of notes as a result of the bankruptcy reorganization plan. These notes began accruing interest as of August 12, 1996, the date of plan confirmation.

Reorganization items totaling $1,138,000 in 1996 consisted primarily of accrued professional fees incurred by the Company as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the 1997 period there were no reorganization items.

INCOME TAXES

Income taxes totaled $30,000 for estimated federal income tax payments resulting from the alternative minimum tax.





NET INCOME (LOSS)

As  a  result  of  the  factors   discussed   above,  net  income  decreased  by
approximately $686,000, from $684,000 during the six months ended June 30, 1996 to a loss of $2,000 during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents (including restricted amounts of $425,000) of approximately $11.0 million at June 30, 1997, a decrease of $636,000 from December 31, 1996. Significant debt service on the Company's restated 1993 Mortgage Notes ("New Second Mortgage Notes") and other debt issued pursuant to the Plan is paid in August and February and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Pursuant to the Subscription Rights Agreement provided for in the Plan of Reorganization, $5,000,000 in cash was received by the company as of February 28, 1997.

For the first half of 1997, the Company's net cash used by operating activities was $(103,000) compared to $2.5 million provided by operating activities in the first half of 1996 due primarily to the payment of accrued interest on the New Second Mortgage Notes which had accrued since August 12, 1996. EBITDA for the first half of 1997 and 1996 was $3.7 million and $4.2 million, respectively. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next 12 months and enable investment in remaining budgeted capital expenditures of approximately $5.4 million for 1997, including an arrangement to finance slot machine purchases of $1.4 million in 1997, of which $500,000 has been used as of June 30, 1997.


Scheduled interest payments on the New Second Mortgage Notes and other indebtedness are $4.3 million in 1997 declining to $3.9 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the $30 million principal of the New Second Mortgage Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Second Mortgage Notes at maturity will be dependent upon its ability to refinance the New Second Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Second Mortgage Notes at maturity. The New Second Mortgage Notes are redeemable at the option of the Company at 100% at any time without premium.

The New Second Mortgage Note Indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. The Company is also required to offer to purchase all of its restated 1994 Mortgage Notes, the principal amount of which is $3.9 million, at 101% upon any "Change of Control," as defined in the agreement governing those notes. (See the "Proposed Merger" discussion in Note 5 to the Company's consolidated financial statements included herein regarding a possible change in control of the Company.) In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing.

Management considers it important to the competitive position of the Four Queens Hotel/Casino that expenditures be made to upgrade the property. Management has budgeted approximately $7 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the six month period included capital expenditures of $1,672,000. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next 12 months.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this filing. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

                                       Elsinore Corporation and Subsidiaries
                                                 Other Information

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

See Note 4 to Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 5.  Other Information:

See Note 6 to Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

See Note 7 to Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

 2.1*             First Amended Plan of Reorganization [2.1](5)

 2.2*             Order Confirming First Amended Plan of Reorganization [2.2](5)

 2.3*             Bankruptcy Court Order Approving Plan Documentation [2.3](6)

 3.1* Amended and Restated Articles of Incorporation of Elsinore Corporation [3.1](7)

 3.2*             Amended and Restated Bylaws of Elsinore Corporation [3.2](7)

10.1* Sublease, dated May 26, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.1](1)

10.2* Amendment of Sublease, dated June 15, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.2](1)

10.3* Amendment of Sublease, dated February 25, 1965, by and between A.W. Ham Jr. and Four Queens, Inc. [10.3](1)

10.4* Amendment of Sublease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.4](1)

10.5* Supplemental Lease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.5](1)

10.6* Lease Agreement, dated April 25, 1972, by and between Bank of Nevada and Leon H. Rockwell, Jr., as Trustees of Four Queens, Inc. [10.6](1)

10.7* Lease, dated January 1, 1978, between Finley Company and Elsinore Corporation [10.7](1)

10.8* Ground Lease, dated October 25, 1983, between Julia E. Albers, Otto J. Westlake, Guardian, and Four Queens, Inc. [10.8](1)

10.9*            Ground Lease, dated October 25, 1983, between Katherine M.
                 Purkiss and Four Queens, Inc. [10.9](1)

10.10* Ground Lease, dated October 25, 1983, between Otto J. Westlake and Four Queens, Inc. [10.10](2)

10.11* Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens, Inc. [10.11](1)

10.12*           Lease Indenture, dated May 1, 1970, by and between Thomas L.
                 Carroll, et al. and Four Queens, Inc. [10.12](1)

10.13* Memorandum of Lease, dated January 26, 1973, between President and Board of Trustees of Santa Clara College and Four Queens, Inc. [10.13](1)

10.14* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Frank L. Burrell, Jr. [10.14](7)

10.15* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Howard Carlson [10.15](7)

10.16* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Robert A. McKerroll [10.16](7)

10.17* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Thomas E. Martin [10.17](7)

10,18* Agreement, dated April 29, 1992, by and among Four Queens, Inc., Jeanne Hood, Edward M. Fasulo and Richard A. LeVasseur [10.28](1)

10.19* Settlement Agreement, dated March 29, 1996, by and between Palm Springs East Limited Partnership and the 29 Palms Band of Mission Indians [10.19](7)

10.20* Loan Agreement, dated November 12, 1993, by and between The Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.31](3)

10.21* First Amendment to Loan Agreement, dated January 28, 1994, by and between The Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.32](3)

10.22*           Form of 13 1/2% Second Mortgage Note Due 2001 [10.22](7)

10.23*           Amended and Restated Indenture,  dated as of March  3,  1997,
                 by  and  among   Elsinore Corporation,  the  Guarantors  named
                 therein and First  Trust  National  Association,  as
                 Trustee [10.23](7)

10.24*           Pledge  Agreement,  dated as of  October  8,
                 1993,  from Elsinore  Corporation  and ELSUB
                 Management   Corporation   to  First   Trust
                 National Association [10.7](2)

10.25*           Amendment of 1993 Pledge Agreement, dated March 3, 1997
                 [10.25](7)

10.26* Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 8, 1993, by and among Four Queens, Inc., Land Title of Nevada, Inc. and First Trust National Association [10.8](2)

10.27* Modification of Subordinated Deed of Trust, dated March 3, 1997, by and between Four Queens, Inc. and First Trust National Association [10.27](7)

10.28* Agreement, dated May 14, 1997, by Elsinore Corporation to file with the Securities and Exchange Commission copies of instruments defining the rights of holders of 11.5% First Mortgage Notes Due 2000 [10.28](7)

10.29* Assignment of Operating Agreements, dated as of October 8, 1993, by Palm Springs East Limited Partnership to First Trust National Association [10.9](2)

10.30* Assignment of Operating Agreement, dated as of October 8, 1993, by Olympia Gaming Corporation to First Trust National Association [10.10](2)

10.31 Common Stock Registration Rights Agreement, dated as of February 28, 1997, among Elsinore Corporation and the Holders of Registrable Shares referred to therein (incorporated by reference herein and filed as (i) Exhibit 10.31 to Elsinore Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1997 and (ii) Exhibit B to
                 Schedule 13D, dated March 10, 1997, by Morgens Waterfall Income Partners, L.P.; Restart Partners, L.P.; Restart Partners II, L.P.; Restart Partners III, L.P.; Restart Partners IV, L.P.; Restart Partners V, L.P.; The Common Fund for Non-Profit Organizations; MWV Employee Retirement Plan Group Trust;
                 Betje Partners; Phoenix Partners, L.P.; Morgens, Waterfall, Vintiadis & Company, Inc.; MW Capital, L.L.C.; Prime Group, L.P.; Prime Group II, L.P.; Prime Group III, L.P.; Prime
                 Group IV, L.P.; Prime Group V, L.P.; Prime, Inc.;
                 MW Management, L.L.C.; John C. "Bruce" Waterfall;
                 and Edwin H. Morgens, with respect to the New Common Stock)

10.32 Description of Compensation Plan or Arrangement for Elsinore Corporation Directors and Executive Officers

15.1             KPMG Peat Marwick LLP Independent Auditor's Review Report


27.1             Financial Data Schedule

99.1* Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated October 31, 1995 [99.2](4)

99.2* Olympia Gaming Corporation Voluntary Petition for Bankruptcy pursuant to Chapter 11 of the Bankruptcy Code dated
                 October 31, 1995 [99](4)

(b)              Reports on Form 8-K:

                 During the second quarter of 1997, Elsinore Corporation filed no reports on Form 8-K.

*Previously filed with the Securities and Exchange Commission as an exhibit to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part hereof:

(1)       Annual Report on Form 10-K for the year ended December 31, 1992

(2)       Current Report on Form 8-K dated October 19, 1993

(3)       Annual Report on Form 10-K for the year ended December 31, 1993

(4)       Current Report on Form 8-K dated November 7, 1995

(5)       Current Report on Form 8-K dated August 8, 1996

(6)       Current Report on Form 8-K dated March 14, 1997

(7)      Quarterly Report on form 10-Q for the three months ended March 31, 1997

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By:   /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                      By:   /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Accounting Officer



Dated: August 13, 1997