Form 10-Q
period 1997-09-30
ELSINORE CORP
filed 1997-11-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from ______________ to ________________


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

                          YES X          NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING

         Common                November 14, 1997              4,929,313

                  Elsinore Corporation and Subsidiaries
                              Form 10-Q
                For the Quarter Ended September 30, 1997



                                     INDEX

PART I.  FINANCIAL INFORMATION:                                             PAGE
     Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                   3-4
                   September 30, 1997 (Reorganized Company)
                   (Unaudited) and December 31, 1996
                   (Predecessor Company)

                  Condensed Consolidated Statements of Operations              5
                   for the Three Months Ended September 30, 1997
                   (Reorganized Company) and Three Months Ended
                   September 30, 1996 (Predecessor Company)

                  Condensed Consolidated Statements of Operations            6-7
                   for the Seven Months Ended September 30, 1997
                   (Reorganized Company); Two Months Ended February 28,
                   1997 (Predecessor Company) and Nine Months Ended
                   September 30, 1996 (Predecessor Company);
                   Combined Reorganized and Predecessor Company for the Nine Months Ended September 30, 1997
                   (Unaudited)

                 Condensed  Consolidated Statements of Cash Flows for       8-10
                   the Seven Months Ended September 30, 1997
                   (Reorganized Company); Two Months Ended February 28,
                   1997 (Predecessor Company) and Nine Months     Ended
                   September 30, 1996 (Predecessor Company); Combined Reorganized and Predecessor Company for the Nine
                   Months Ended September 30, 1997 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements     11-15

     Item 2.      Management's Discussion and Analysis of                  15-24
                   Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
     Item 1.     Legal Proceedings                                            25

     Item 5.     Other Information                                            25

     Item 6.     Exhibits and Reports on Form 8-K                          25-30

 SIGNATURES                                                                   31

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                     September 30, 1997 and December 31, 1996
                                              (Dollars in Thousands)

                                                                       Reorganized            Predecessor
                                                                         Company                Company
                                                                      September 30,          December 31,
                                                                           1997                  1996

                                                                    -------------------   --------------------
                                                                         (Unaudited)
                              Assets
Current Assets:
  Cash and cash equivalents                                                      6,130                  7,208
  Accounts receivable, less allowance for
  doubtful accounts of $237 and $347,
  respectively                                                                     416                    815
Inventories                                                                        279                    354
Prepaid expenses                                                                 2,118                  1,177
                                                                    -------------------   --------------------
     Total current assets                                                        8,943                  9,554
                                                                    -------------------   --------------------

Cash and cash equivalents, restricted                                              914                  4,445
Property and equipment, net                                                     37,617                 25,485

Investment in Fremont Street Experience LLC                                                             2,400

Reorganization value in excess of amounts allocable to                             372                      -
identifiable assets

Other assets                                                                       762                    743
                                                                    -------------------   --------------------

    Total assets                                                                48,608                 42,627
                                                                    ===================   ====================

See accompanying notes to condensed consolidated financial statements.


                                    Elsinore Corporation and Subsidiaries
                               Condensed Consolidated Balance Sheets (continued)
                                   September 30, 1997 and December 31, 1996
                                           (Dollars in Thousands)

                                                                            Reorganized             Predecessor
                                                                              Company                 Company
                                                                         September 30,1997         December 31,
                                                                                                       1996
                                                                         ------------------     --------------------
                                                                         (Unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:

  Accounts payable                                                                     695                     1065
  Accrued interest                                                                     401                    2,137
  Accrued expenses                                                                   4,628                    6,176
  Current portion of long-term debt                                                  1,070                       50
                                                                         ------------------     --------------------
     Total current liabilities                                                       6,794                    9,428
                                                                         ------------------     --------------------

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                   73,909
Long-term debt, less current portion                                                37,446                        -
                                                                         ------------------     --------------------
     Total liabilities                                                              44,240                   83,337
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Predecessor company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 15,891,793 shares                                                      -                       16

  Reorganized company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares                                                       5                        -
Additional paid-in capital                                                           4,995                   69,602
Accumulated deficit                                                                   (632)                (110,328)
                                                                         ------------------     --------------------
     Total shareholders' equity (deficit)                                            4,368                  (40,710)
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity (deficit)                                                               48,608                   42,627
                                                                          =================     ====================


See accompanying notes to condensed consolidated financial statements.


                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                                            Reorganized                         Predecessor
                                                      ------------------------           --------------------------
                                                           Three Months                        Three Months
                                                               Ended                               Ended
                                                           September 30                        September 30
                                                               1997                                1996
                                                      ------------------------           --------------------------
    Revenues, net:

     Casino                                                             8,741                               10,536
     Hotel                                                              2,110                                2,591
     Food and beverage                                                  2,280                                2,977
     Other                                                                892                                  172
     Promotional allowances                                            (1,136)                              (1,463)
                                                      ------------------------           --------------------------
       Total revenues, net                                             12,887                               14,813

    Costs and expenses:
     Casino                                                             3,395                                4,437
     Hotel                                                              2,172                                2,255
     Food and beverage                                                  1,437                                1,813
     Taxes and licenses                                                 1,325                                1,612
     Selling, general and
     administrative                                                     2,509                                2,559
     Rents                                                              1,034                                1,010
     Depreciation and
     amortization                                                         551                                  943
     Interest                                                           1,269                                  811
                                                      ------------------------           --------------------------
        Total costs and
        expenses                                                       13,692                               15,440
                                                      ------------------------           --------------------------
     Loss before
       reorganization items                                              (805)                                (627)
                           --
     Reorganization items                                                   0                                  977
                                                      ------------------------           --------------------------
     Loss before
       income taxes                                                      (805)                              (1,604)
     Income taxes                                                          15                                    0
                                                      ------------------------           --------------------------
       Net loss                                                          (820)                              (1,604)
                                                      ========================           ==========================


    Loss Per Share:
     Loss per common
       share                                                           ($0.17)                               $0.10
                                                      ========================           ==========================

    Weighted average number of common shares
    outstanding                                                     4,929,313                           15,891,793
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



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                                                                                                  Combined
                                                                                                                 Reorganized
                                                                                                                     and
                                           Reorganized                                                           Predecessor
                                             Company                  Predecessor     Company                      Company
                                        -------------------    -------------------    -------------------    --------------------
                                           Period from            Period from            Period from                Nine
                                             March 1              January 1 to           January 1                 Months
                                                to                February 28                to                    Ended
                                        September 30,1997             1997             September 30,1996       September 30,1997
                                        -------------------    -------------------    -------------------    --------------------
Revenues, net:

 Casino                                             21,341                  6,922                 32,401                  28,263
 Hotel                                               5,380                  1,736                  8,319                   7,116
 Food and beverage                                   5,445                  1,745                  9,566                   7,190
 Other                                               1,408                    153                    473                   1,561
 Promotional allowances                             (2,351)                  (760)                (4,944)                 (3,111)
                                        -------------------    -------------------    -------------------    --------------------
   Total revenues, net                              31,223                  9,796                 45,815                  41,019

Costs and expenses:
 Casino                                              8,135                  2,710                 13,563                  10,845
 Hotel                                               5,021                  1,410                  6,141                   6,431
 Food and beverage                                   3,488                  1,105                  5,273                   4,593
 Taxes and licenses                                  3,213                    980                  5,104                   4,193
 Selling, general and
 administrative                                      5,341                  1,807                  7,332                   7,148
 Rents                                               2,394                    673                  3,044                   3,067
 Depreciation and
 amortization                                        1,271                    529                  2,837                   1,800
 Interest                                            2,947                    772                  1,326                   3,719
                                        -------------------    -------------------    -------------------    --------------------
    Total costs and
    expenses                                        31,810                  9,986                 44,620                  41,796
                                        -------------------    -------------------    -------------------    --------------------
   Income (loss) before
   reorganization items,
   extraordinary gain
   on elimination of
   debt and income taxes                              (587)                  (190)                 1,195                    (777)
                                                                                                             ====================
 Reorganization items                                    -                      -                  2,115
 Extraordinary gain on
 elimination of debt                                     -                 35,977                      -
 Income taxes                                           45                      -                      -
                                        -------------------    -------------------    -------------------
   Net income (loss)                                  (632)                35,787                   (920)

Retained earnings (deficit) at
beginning of period
                                                                         (110,328)              (108,772)

Fresh start adjustments                                                    74,541                      -
                                        -------------------    -------------------    -------------------
Retained earnings
(deficit) at end of period
                                                      (632)                     -               (109,692)

                                        ====================    ===================    ==================


                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                             Reorganized
                                               Company                Predecessor     Company
                                          ------------------    ------------------    ------------------
                                             Period from           Period from           Period from
                                               March 1            January 1 to          January 1 to
                                                  to               February 28        September 30,1996
                                          September 30,1997           1997
                                          ------------------    ------------------    ------------------

Income (Loss) Per Share:
   Income (loss) before
   extraordinary gain on

   elimination of debt                                ($.13)               $(0.06)                $0.04
 Extraordinary gain on
 elimination of debt                                                        $2.26                     -
                                          ------------------    ------------------    ------------------
   Net income (loss)                                  ($.13)                $2.20                 $0.04
                                          ------------------    ------------------    ------------------

Weighted average number of common
shares outstanding
                                                  4,929,313            15,891,793            15,891,793
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


                                       Elsinore Corporation and Subsidiaries
                                        Condensed Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                       Combined
                                                                                                    Reorganized and
                                                                                                      Predecessor
                                               Reorganized                                              Company
                                                 Company             Predecessor Company

                                            -------------------------------------------------------------------------
                                               Period from        Period from       Period from          Nine
                                                 March 1         January 1 to      January 1 to          Months
                                                    to            February 28    September 30,1996       Ended
                                            September 30, 1997       1997                          September 30,1997


                                            -------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss)                                        (632)          $35,787             ($920)           35,155
 Adjustments to reconcile    net income
(loss) to net cash provided by (used in)
 operating activities:
  Extraordinary gain on elimination of debt
                                                             -           (35,977)                -           (35,977)
  Depreciation and
   amortization                                          1,271               529             2,837             1,800
  Loss on sale of equipment                                  3                 -                 -                 3
  Accretion of discount on
   long-term debt                                            -                 -                98                 -
Write-off of casino development costs
                                                             -                 -             1,348                 -
  Change in other assets and
   liabilities,  net                                    (5,158)            1,328                27            (3,830)
                                            -------------------------------------------------------------------------
  Net cash provided by (used
  in) operating activities                              (4,516)            1,667             3,390            (2,849)
                                            -------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                   (2,650)             (141)             (592)           (2,791)
                                            -------------------------------------------------------------------------
 Proceeds from sale
of                            equipment                     95                 -                 -                95
                                            -------------------------------------------------------------------------
 Net cash used in investing
 activities                                             (2,555)             (141)             (592)           (2,696)
                                            -------------------------------------------------------------------------

Cash flows from financing activities:
 Repayment of debt                                        (456)              (12)              (41)             (468)
 Incurrence of debt                                        691                 -                 -               691
 Proceeds from issuance of
  common stock and
  subscription rights                                        -               713                 -               713
                                            -------------------------------------------------------------------------
Net cash provided by (used
 in) financing activities                                  235               701               (41)              936
                                            -------------------------------------------------------------------------

                                       Elsinore Corporation and Subsidiaries
                                  Condensed Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                           Combined
                                                                                                       Reorganized and
                                                                                                         Predecessor
                                                 Reorganized                                               Company
                                                   Company              Predecessor Company

                                              ---------------------------------------------------------------------------
                                                 Period from        Period from        Period from           Nine
                                                   March 1          January 1 to      January 1 to          Months
                                                      to            February 28     September 30,1996       Ended
                                                 September 30           1997                          September 30,1997
                                                     1997
                                              ---------------------------------------------------------------------------

Net increase (decrease) in

 cash and cash equivalents                                (6,836)             2,227             2,757             (4,609)
                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of period,
 including restricted cash                                13,880             11,653             3,572             11,653

                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 end of period, including
 restricted cash                                          $7,044            $13,880            $6,329             $7,044
                                              ===========================================================================



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                        Combined
                                                                                                        Reorganized and
                                              Reorganized                                               Predecessor
                                              Company            Predecessor         Company            Company
                                              ------------------ ------------------- ------------------ ------------------
                                                                                     Period from
                                              Period from        Period from         January 1 to       Nine Months
                                              March 1 to         January 1 to        September 30,      ended September
                                              September 30,      February 28,        1997               30, 1997
                                              1997               1997
                                              ------------------ ------------------- ------------------ ------------------
Supplemental  disclosure of non-cash investing and financing  activities:  Fresh start adjustments which result in increase (decrease) to the following:

  Property and equipment,net                                  -              13,130                  -             13,130
  Leasehold acquisitions
   costs, net                                                 -              (1,907)                  -            (1,907)
  Reorganization value in
   excess of amounts allocable to
identifiable assets
                                                              -                 387                  -                387
  Investment in Fremont Street
                                                              -              (2,400)                  -            (2,400)
  Accounts payable                                            -                 344                  -                344
  Accrued interest                                            -                (525)                  -              (525)
  Estimated liabilities subject to Chapter
11 proceedings
                                                              -             (72,552)                  -           (72,552)
  Long-term debt, less current maturities
                                                              -              36,756                  -             36,756
  Common stock, Predecessor Company
                                                              -                 (16)                  -               (16)
  Common Stock, Reorganized Company
                                                              -                   5                  -                  5
  Additional paid in capital                                  -             (65,320)                  -           (65,320)
  Accumulated deficit                                         -             110,518                  -            110,518

See accompanying notes to condensed consolidated financial statements.

                     Elsinore Corporation and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                               September 30, 1997

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

         The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the two months ended February 28, 1997 for the Predecessor Company, seven months ended September 30, 1997 for the Reorganized Company, and the three months and nine months ended September 30, 1996 for the Predecessor Company.

2.       Per Share Data

         The Company will adopt the provision of Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128) in the fourth quarter of 1997. Basic and diluted EPS are equal to the amount presented on the Income Statement.

         Earnings per share for the three months ended September 30, 1997 and 1996 are based upon the weighted average number of shares of common

                          Elsinore Corporation and Subsidiaries
                  Notes to Condensed Consolidated Financial Statements
                                    September 30, 1997


         stock outstanding as there were no common stock equivalents outstanding during the period.


3.       Shareholder's Equity

                                                 Common  Stock
                                     ------------------- -------------
                                                                                                                    Total
                                                                         Additional         Accumulated         Shareholders'
                                        Outstanding                    Paid-In-Capital       Earnings               Equity
                                           Shares           Amount                           (Deficit)            (Deficit)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,

December 31, 1996                            15,891,793           $16          $69,602            $(110,328)             $(40,710)

Stock Subscription
Rights Offering                                                                    713                                        713
 Income(loss)before reorganization
items and extraordinary gain on
elimination of debt
                                                                                                       (190)                 (190)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
February 28, 1997                            15,891,793            16           70,315             (110,518)              (40,187)
Gain on Forgiveness
(Debt Discharge)                                                                                     35,977                35,977
Fresh Start
Adjustments                                 (15,891,793)          (16)         (70,315)              74,541                 4,210
                                     =================== ============= ================ ==================== =====================
Balance,
After Fresh Start
Adjustments                                           -             -                -                    -                     -
Issuance of Stock                             1,000,000             1            4,995                    -                 4,996

Issuance of Stock                             3,929,313             4                -                    -                     4
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,
March 1, 1997                                 4,929,313             5            4,995                    -                 5,000
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Net Income (Loss)                                                                                     (632)                 (632)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,September30,1997                      4,929,313            $5           $4,995               ($632)                $4,368
                                     =================== ============= ================ ==================== =====================

         There were no changes in other shareholders' equity for the nine months ended September 30, 1996.


                      Elsinore Corporation and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                 September 30, 1997


4.       Commitments and Contingencies

         WARN Act Litigation

         The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (WARN Act) and breach of contract.

         The plaintiffs filed three proof of claims in both the Company's, as well as Four Queens, Inc.'s, bankruptcy proceedings. Two of the proof of claims, one for the union employees and one for the non-union employees, totaled $14,000,000 and allege liability under the WARN Act for failure to properly notify employees in advance of cessation of operations of Elsinore Shore Associates. The third proof of claim, in the amount of $800,000, was based upon retroactive wage agreements executed by Elsinore Shore Associates promising to pay its employees deferred compensation if the employees remained with Elsinore Shore Associates during its reorganization. The proof of claims were filed as priority claims, not general unsecured claims.

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

         On October 22, 1997, the New Jersey court entered its Findings of Fact and Conclusions of Law and Judgment Upon Liability Issues, which affirmed its prior holding denying WARN Act liability. The New Jersey court's judgment can now be brought to the Bankruptcy Court to request a final order denying the WARN Act proofs of claims. However, the plaintiffs' counsel has indicated that the plaintiffs intend to appeal the New Jersey court's decision, and their time to file such an appeal has not yet expired. If they appeal, it is likely that the Bankruptcy Court would defer its final decision on the WARN Act proofs of claims pending the outcome of the appeal.

         A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proof of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the

                       Elsinore Corporation and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                 September 30, 1997

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

         At September 30, 1997, the Company and its subsidiaries were parties to various other claims and lawsuits arising in the normal course of business. Management is of the opinion that all pending legal matters are either covered by insurance or, if not insured, will not have a material effect on the financial position of the Company.

5.       Proposed Merger

         The Company has entered into an Agreement and Plan of Merger ("Merger Agreement")with R&E Gaming Corp. ("Gaming") and Elsinore Acquisition Sub, Inc. ("EAS"), entities controlled by Mr. Allen Paulson. Pursuant to the Merger Agreement, the Company would merge with EAS and, as a result, would become a wholly-owned subsidiary of Gaming and the Company's shareholders (other than those who exercise dissenter's rights under Nevada law) would receive, for each share of the Company's common stock owned by them, cash in the amount of $3.16 plus an amount equal to the daily accrual on $3.16 at 9.43% compounded annually, accruing from June 1, 1997 to the date immediately preceding consummation of the merger with EAS. Following completion of the transaction, the Company will be wholly-owned by Gaming and Company shareholders prior to the merger will no longer own any equity interest in the Company.

         Separately, Morgens, Waterfall, Vintiadis & Company, Inc., on behalf of investment accounts which own approximately 94% of the outstanding Elsinore shares, has granted Gaming an option to purchase its shares at the same price that all shareholders would receive in the merger and has agreed to vote in favor of the merger.

                             Elsinore Corporation and Subsidiaries
                     Notes to Condensed Consolidated Financial Statements
                                     September 30, 1997

         Consummation of the merger with EAS is subject to a number of conditions, including (i)approval by the holders of the Company's shares at a stockholders' meeting, (ii) the receipt of all necessary approvals by the Nevada Gaming Authorities, and (iii)consummation of Gaming's proposed acquisition of Riviera Holdings Corporation which has been announced. There can be no assurance that the conditions to the merger will be met or that the merger will be consummated.

6.       Finley Lease

         Under a 20-year lease, which was scheduled to expire on December 31, 1997, the Company leases from The Finley Company ("Finley") approximately 7,000 square feet of the Four Queens Casino premises affecting the northeast corner of that property. Pursuant to a least amendment,which was signed in September and made retroactive to May 14, 1997, rents were increased to a minimum monthly rental (triple net) of $50,400, with periodic adjustments tied to Consumer Price Index increases, a security deposit for one year's rental payments was posted to guaranty payment of the monthly rentals and the lease term was extended to October 31, 2024.

7.    Reclassification

         Certain reclassifications have been made to prior period financial statements to make them comparable to the current period presentation.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

The following table sets forth certain operating information for the Company for the three months ended September 30, 1997 and 1996 and nine months ended September 30, 1997 and 1996. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues.
All other percentages are based on net revenues.


                                                          Three Months Ended                      Three Months Ended
                                                          September 30, 1997                      September 30, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:

   Casino                                                     8,741           67.8%                 10,536               71.1%
   Hotel                                                      2,110           16.4%                  2,591               17.5%
   Food & beverage                                            2,280           17.7%                  2,977               20.1%
   Other                                                        892            6.9%                    172                1.2%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           14,023          108.8%                 16,276              110.0%
   Less promotional allowances                               (1,136)          (8.8%)                (1,463)             (10.0%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           12,887          100.0%                 14,813              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                     3,395           38.8%                  4,437               42.1%
   Hotel                                                      2,172          102.9%                  2,255               87.0%
   Food and beverage                                          1,437           63.1%                  1,813               60.9%
   Taxes and licenses                                         1,325           10.3%                  1,612               10.9%
   Selling, general and
   administrative                                             2,509           19.6%                  2,559               17.3%
   Rents                                                      1,034            8.0%                  1,010                6.8%
                                                   -----------------    ------------    -------------------    ----------------
     Total costs and expenses                                11,872           92.1%                 13,686               92.4%
                                                   -----------------    ------------    -------------------    ----------------
Earnings before interest, taxes,
depreciation and amortization
(EBIDTA)                                                      1,015            7.9%                  1,127                7.6%
                                                   -----------------    ------------    -------------------    ----------------

Depreciation and amortization                                   551            4.3%                    943                6.4%
Interest                                                      1,269            9.8%                    811                5.5%

                                                   -----------------    ------------    -------------------    ----------------
   Income (loss) before
   reorganizational items
   and income taxes                                            (805)          (6.2%)                  (627)               4.2%
                                                   -----------------    ------------    -------------------    ----------------

Reorganizational items                                            -               -                      -                   -
Income taxes                                                     15             .1%                    977                6.6%

                                                   =================    ============    ===================    ================
   Net income (loss)                                           (820)          (6.3%)                (1,604)             (10.8%)
                                                   =================    ============    ===================    ================

                                                           Nine Months Ended                      Nine Months Ended
                                                          September 30, 1997                      September 30, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:

   Casino                                                    28,263           68.9%                 32,401               70.7%
   Hotel                                                      7,116           17.3%                  8,319               18.2%
   Food & beverage                                            7,190           17.5%                  9,566               20.9%
   Other                                                      1,561            3.8%                    473                1.0%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           44,130          107.5%                 50,759              110.8%
   Less promotional allowances                               (3,111)           7.5%                 (4,944)             (10.8%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           41,019           100.0                 45,815              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                    10,845           38.4%                 13,563               41.9%
   Hotel                                                      6,431           90.4%                  6,141               73.8%
   Food and beverage                                          4,593           63.9%                  5,273               55.1%
   Taxes and licenses                                         4,193           10.2%                  5,104               11.1%
   Selling, general and
   administrative                                             7,148           17.5%                  7,332               16.0%
   Rents                                                      3,067            7.5%                  3,044                6.6%
                                                   -----------------    ------------    -------------------    ----------------
     Total costs and expenses                                36,277           88.5%                 40,457               88.3%
                                                   -----------------    ------------    -------------------    ----------------
Earnings before interest, taxes,
depreciation and amortization
(EBIDTA)                                                      4,742           11.5%                  5,358               11.7%
                                                   -----------------    ------------    -------------------    ----------------

Depreciation and amortization                                 1,800            4.4%                  2,837                6.2%
Interest                                                      3,719            9.1%                  1,326                2.9%

                                                   -----------------    ------------    -------------------    ----------------
   Income (loss) before
   reorganizational items and
   income taxes                                                (777)          (1.9%)                 1,195                2.6%
                                                   -----------------    ------------    -------------------    ----------------

Reorganizational items                                            0                                  2,115                4.6%
Income taxes                                                     45             .1%                      -                   -

                                                   -----------------    ------------    -------------------    ----------------
   Net income (loss)                                           (822)          (2.0%)                  (920)              (2.0%)
                                                   =================    ============    ===================    ================

                  THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                      TO THREE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $1,926,000 or 13%, from $14,813,000 for the three months ended September 30, 1996 to $12,887,000 for the three months ended September 30, 1997 due to competition and the general softness in the Las Vegas market which has affected most if not all the hotel/casinos in the downtown area.

Casino revenues decreased by approximately $1,795,000, or 17%, from $10,536,000 during the 1996 interim period to $8,741,000 during the interim 1997 period due primarily to $639,000, or 25.8% decrease in table games revenues and a $1,949,000, or 24.3% decrease in slot revenue. Management has eliminated certain unprofitable marketing programs which generated significant volume in the third quarter of 1996. During the third quarter of 1997, table games drop decreased $6,570,000 or 36.7%. However, the win percentage increased by 1.2% as a result of more stringent controls over the dice games and a change in customer mix from comp credit players to cash paying vacationers. Slot coin-in decreased
$32,909,000, or 23%, due to the competition from aggressive marketing programs to $1.00 slot players, competitive pressures from the opening of new properties, and construction disruptions.

Hotel revenues decreased by approximately $481,000, or 18.6% from $2,591,000 during the 1996 period to $2,110,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $175,498 resulting from the elimination of the unprofitable table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $697,000, or 23.4%, from $2,977,000 during the 1996 period to $2,280,000 during the 1997 period due to a decrease in complimentary revenues of $316,000 resulting from the elimination of the unprofitable table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased fast food franchises. Lease revenues from these locations are included in other revenues along with the other shop leases and concessions.

Other revenues increased by approximately $720,000, or 418.6%, from $172,000 during the 1996 period to $892,000 during the 1997 period, due primarily to an increase in interest income resulting from increased cash balances, additional rental income as a result of new tenant leases (including two leased food outlets described above), reduction in outstanding chip liability recognized in the third quarter and payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $327,000, or 22%, from $1,483,000 during the 1996 period to $1,136,000 during the 1997 period due to a decrease in complimentary rooms, and complimentary food and beverage resulting from the elimination of the unprofitable table games marketing programs.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $1,788,000, or 17.7%, from $10,117,000 for the three months ended September 30, 1996 to $8,329,000 for the three months ended September 30, 1997.

Casino expense decreased by approximately $1,042,000 or 23.5%, from $4,437,000 during the 1996 period to $3,395,000 during the 1997 period due to a decrease in payroll and the cost of complimentary rooms, food and beverage. Casino expenses as a percentage of revenues remained constant at approximately 40% as management has redirected the Company's marketing efforts from table games to slots.

Hotel expense decreased by approximately $83,000, or 3.6%, from $2,255,000 during the 1996 period to $2,172,000 during the 1997 period. This resulted from a change in policy on the housekeeping duties for the hotel rooms.

Food and beverage costs and expenses decreased by approximately $376,000, or 20.7%, from $1,813,000 during the 1996 period to $1,437,000 during the 1997 period resulting from a corresponding decrease in revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $50,000, or 1.9%, from $2,559,000 for the three months ended September 30, 1996 to $2,509,000 for the three months ended September 30, 1997 due to less operating costs. As a percentage of total net revenues, selling, general and administrative expenses was 19.6%.

EBITDA

EBITDA decreased by approximately $112,000, or 9.9% from $1,127,000 during the three months ended September 30, 1996 to $1,015,000 during the three months ended September 30, 1997. The decrease was due to lower revenues which were partially offset by management's elimination of unprofitable marketing expenses.

OTHER EXPENSES

Depreciation and amortization decreased by approximately 392,000, or 41.6%, from $943,000 during the 1996 period to $551,000 during the 1997 period due to revaluation of property and equipment as a result of Fresh Start Accounting. Interest expense increased by approximately $458,000, from $811,000 during the three months ended September 30, 1996 to $1,269,000 for the three months ended September 30, 1997, due to the restatement of notes and restructured debt as of August 12, 1996, the date of Plan confirmation. Interest had been stayed while the Company was under the protection of the Bankruptcy court.

INCOME TAXES

Income taxes totaled $15,000 for estimated federal income tax payments resulting from the alternative minimum tax.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company's net loss decreased by approximately $784,000, from a loss of $1,604,000 during the three months ended September 30, 1996 to a loss of $820,000 during the three months ended September 30, 1997.

              NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                 TO NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $4,800,000 or 10.5%, from $45,819,000 for the nine months ended September 30, 1996 to $41,019,000 for the nine months ended September 30, 1997.

Casino revenues decreased by approximately $4,138,000, or 12.8%, from $32,401,000 during the 1996 period to $28,263,000 during the 1997 period due primarily to a $1,895,000, or 23.9% decrease in table games revenues and a $1,995,168, or 8.7% decrease in net slot revenue. Management has eliminated certain unprofitable marketing programs which generated significant volume in the first nine months of 1996. During the first nine months of 1997, table games drop decreased $23,011,000 or 43.9%, and slot coin-in decreased $91,239,000, or 21.0%. The decrease in table game volume was partially offset by a 1.8% increase in win percent.

Hotel revenues decreased by approximately $1,203,000, or 14.5%, from $8,319,000 during the 1996 period to $7,116,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $1,056,000 resulting from the elimination of the unprofitable table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $2,376,000, or 24.8%, from $9,566,000 during the 1996 period to $7,190,000 during the 1997 period due to a decrease in complimentary revenues of $1,429,000 resulting from the elimination of the unprofitable table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased fast food franchises.

Other revenues increased by approximately $1,088,000, or 230%, from $473,000 during the 1996 period to $1,561,000 during the 1997 period, due primarily to payments totaling $561,000 received under the settlement agreement reached with the Twenty-Nine Palms Band of Mission Indians. In addition, the Company received a refund from prior year's health and welfare insurance premiums, an increase in interest income due to increased cash balances, and additional rental income as a result of new tenant leases.

Promotional allowances decreased by approximately $1,833,000, or 37.1%, from $4,944,000 during the 1996 period to $3,111,000 during the 1997 period due to a decrease in complimentary rooms, food and beverage resulting from the elimination of the unprofitable table games marketing programs.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $4,019,000, or 13.4%, from $30,081,000 for the nine months ended September 30, 1996 to $26,062,000 for the nine months ended September 30, 1997.

Casino expense decreased by approximately $2,718,000, or 20.1%, from $13,563,000 during the 1996 period to $10,845,000 during the 1997 period due to a decrease in payroll and complimentary expenses. Casino expenses as a percentage of revenues decreased from 41.9% to 38.4% due to management's redirection of the Company's marketing efforts from table games to slots.

Hotel expense increased by approximately $290,000, or 4.7%, from $6,141,000 during the 1996 period to $6,431,000 during the 1997 period, and costs as a percentage of revenues increased from 73.8% to 90.4%, due to the reduction in cost of comps transferred to the Casino department.

Food and beverage costs and expenses decreased by approximately $680,000, or 12.9%, from $5,273,000 during the 1996 period to $4,593,000 during the 1997 period resulting from a corresponding decrease in revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $184,000, or 2.5%, from $7,332,000 for the nine months ended September 30, 1996 to $7,148,000 for the nine months ended September 30, 1997 primarily due to reduced energy and maintenance costs. As a percentage of total net revenues, selling, general and administrative expenses increased from 16.0% during the 1996 period to 17.5% during the 1997 period due to lower revenues over which fixed costs are incurred.

EBITDA

EBITDA decreased by approximately $616,000, or 11.5%, from $5,358,000 during the nine months ended September 30, 1996 to $4,742,000 during the nine months ended September 30, 1997. Management's redirection of the Company's marketing efforts from table games to slots was responsible for keeping the operation competitive while revenues were generally down in the Fremont Street market. The reductions in payroll and complimentaries in table games, allowed the Company to concentrate its efforts in marketing and advertising slots.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $1,037,000, or 36.6%, from $2,837,000 during the 1996 period to $1,800,000 during the 1997 period due to revaluation of property and equipment as a result of Fresh Start Accounting.

Interest expense increased by approximately $2,393,000, or 180.5%, from $1,326,000 during the nine months ended September 30, 1996 to $3,719,000 for the nine months ended September 30, 1997, due to the restatement of notes as a result of the bankruptcy reorganization plan. These notes began accruing interest as of August 12, 1996, the date of Plan confirmation.

Reorganization items totaling $2,115,000 in 1996 consisted primarily of accrued professional fees incurred by the Company as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the 1997 period, there were no reorganization items.

INCOME TAXES

Income taxes totaled $45,000 for estimated federal income tax payments resulting from the alternative minimum tax.

NET INCOME (LOSS)

As a result of the factors discussed above, net loss decreased by approximately $94,000, from a loss of $916,000 during the nine months ended September 30, 1996 to a loss of $822,000 during the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents (including restricted amounts of $914,000)of approximately $7.0 million at September 30, 1997, as compared with $11.7 million at December 31, 1996 (including Restricted Cash of $4.4 million), a decrease of $4,609,000 from December 31, 1996. Significant debt service on the Company's restated 1993 Mortgage Notes ("New Second Mortgage Notes") and other debt issued pursuant to the Plan is paid in August and February and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Pursuant to the Subscription Rights Agreement provided for in the Plan of Reorganization, $5,000,000 in cash was received by the Company following the close of business on February 28, 1997.

For the first nine months of 1997, the Company's net cash (used) by operating activities was $(2,849,000) compared to $3,390,000 provided by operating activities in the first nine months of 1996 due primarily to the payment of accrued interest on the New Second Mortgage Notes which had accrued since August 12, 1996. EBITDA for the first nine months of 1997 and 1996 was $3.7 million and $4.2 million, respectively. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next 12 months and enable investment in remaining budgeted capital expenditures of approximately $4.2 million for 1997, including an arrangement to finance slot machine purchases of $1.4 million in 1997, of which $500,000 has been used as of September 30, 1997 and the balance was used in October, 1997.

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

The New Second Mortgage Note Indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. The Company is also required to offer to purchase all of its restated 1994 First Mortgage Notes, the principal amount of which is approximately $3.9 million, at 101% upon any "Change of Control," as defined in the agreement governing those notes. (See the "Proposed Merger" discussion in Note 5 to the Company's consolidated financial statements included herein regarding the anticipated change in control of the Company.) In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing.

Management considers it important to the competitive position of the Four Queens Hotel & Casino that expenditures be made to upgrade the property. Management has budgeted approximately $7 million for capital expenditures in 1997. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the nine month period included capital expenditures of $2,791,000. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next 12 months.

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

Item 5.  Other Information:

         See Note 5 to Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

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

10.32*  Description of Compensation Plan or Arrangement for Elsinore Corporation
         Directors and Executive Officers [10.32](8)

10.33         First Amendment to Lease by and among Finley Company,
              Elsinore Corporation and Four Queens, Inc. effective May 14, 1997

10.34 Agreement and Plan of Merger by and among R & E Gaming Corp., Elsinore Acquisition Sub, Inc. and Elsinore Corporation dated September 15, 1997

10.35 Amended Lease Schedule No. 1 to Master Lease Agreement by and between IGT North America, Inc. and Four Queens, Inc., dated November 28, 1994, and PDS Financial Corporation-Nevada, as assignee of Lessor's interest.


10.36         Master Lease Agreement by and between PDS Financial
              Corporation-Nevada and Four Queens, Inc. dated May 1, 1997.

10.37 Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated August 1, 1997

10.38 Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera Gaming
              Management Corp.-Elsinore

10.39         Assignment by Richard A. LeVasseur to Four Queens, Inc.
              dated July 14, 1992

10.40 First Supplemental Amended and Restated Indenture by and among the Company, the guarantors named therein and First Trust National Association, as trustee dated as of September 18, 1997

10.41         Form of Management Agreement among the Company,Four Queens, Inc.
              and Riviera Gaming Management Corp.- Elsinore, as approved by the Bankruptcy Court

15.1          KPMG Peat Marwick LLP Independent Auditor's Review Report

27.1          Financial Data Schedule

99.1* Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated
              October 31, 1995 [99.2](4)

99.2* Olympia Gaming Corporation Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated October 31, 1995 [99](4)

              (a)  Reports on Form 8-K:

                   During the third  quarter of 1997,  Elsinore
                   Corporation filed no reports on Form 8-K.

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

(8)      Quarterly Report on Form 10-Q for the six months ended June 30, 1997

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



Dated: November 14, 1997