Form 10-Q/A
period 1997-09-30
ELSINORE CORP
filed 1997-12-19
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/A No. 1

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

                          YES X          NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING

         Common                 December 19, 1997             4,929,313






                          Elsinore Corporation and Subsidiaries
                                     Form 10-Q/A No. 1
                         For the Quarter Ended September 30, 1997



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
                            September 30, 1996 (Predecessor  Company);  Combined
                            Reorganized  and  Predecessor  Company  for the Nine
                            Months Ended September 30, 1997 (Unaudited)

                 Notes to Condensed Consolidated Financial Statements      11-15

     Item 2.     Management's Discussion and Analysis of                   15-26
                 Financial Condition and Results of
                 Operations


 SIGNATURES

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                     September 30, 1997 and December 31, 1996
                                              (Dollars in Thousands)






                                                                       Reorganized            Predecessor
                                                                         Company                Company
                                                                      September 30,          December 31,
                                                                           1997                  1996

                                                                    -------------------   --------------------
                                                                         (Unaudited)
                              Assets
Current Assets:
  Cash and cash equivalents                                                      6,130                  7,208
  Accounts receivable, less allowance for
    doubtful accounts of $237 and $347,
    respectively                                                                   416                    815
Inventories                                                                        279                    354
Prepaid expenses                                                                 2,118                  1,177
                                                                    -------------------   --------------------
     Total current assets                                                        8,943                  9,554
                                                                    -------------------   --------------------

Cash and cash equivalents, restricted                                              914                  4,445
Property and equipment, net                                                     37,617                 25,485

Investment in Fremont Street Experience LLC                                          -                  2,400

Reorganization value in excess of amounts
    allocable to indentifiable                                                     372                      -
assets

Other assets                                                                       762                    743
                                                                    -------------------   --------------------

    Total assets                                                                48,608                 42,627
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

                                                                            Reorganized             Predecessor
                                                                              Company                 Company
                                                                         September 30,1997         December 31,
                                                                                                       1996
                                                                         ------------------     --------------------
                                                                         (Unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                     695                    1,065
  Accrued interest                                                                     401                    2,137
  Accrued expenses                                                                   4,628                    6,176
  Current portion of long-term debt                                                  1,070                       50
                                                                         ------------------     --------------------
     Total current liabilities                                                       6,794                    9,428
                                                                         ------------------     --------------------

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                   73,909
Long-term debt, less current portion                                                37,446                        -
                                                                         ------------------     --------------------
     Total liabilities                                                              44,240                   83,337
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Predecessor company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 15,891,793 shares                                                      -                       16

  Reorganized company,
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares                                                       5                        -
Additional paid-in capital                                                           4,995                   69,602
Accumulated deficit                                                                   (632)                (110,328)
                                                                         ------------------     --------------------
     Total shareholders' equity (deficit)                                            4,368                  (40,710)
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity (deficit)                                                               48,608                   42,627
                                                                         ==================     ====================









See accompanying notes to condensed consolidated financial statements.





                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)








                                                            Reorganized                         Predecessor
                                                      ------------------------           --------------------------
                                                           Three Months                        Three Months
                                                               Ended                               Ended
                                                           September 30                        September 30
                                                               1997                                1996
                                                      ------------------------           --------------------------
    Revenues, net:
     Casino                                                             8,741                               10,536
     Hotel                                                              2,110                                2,591
     Food and beverage                                                  2,280                                2,977
     Other                                                                892                                  172
     Promotional allowances                                            (1,136)                              (1,463)
                                                      ------------------------           --------------------------
       Total revenues, net                                             12,887                               14,813

    Costs and expenses:
     Casino                                                             3,395                                4,437
     Hotel                                                              2,172                                2,255
     Food and beverage                                                  1,437                                1,813
     Taxes and licenses                                                 1,325                                1,612
     Selling, general and
        administrative                                                  2,509                                2,559
     Rents                                                              1,034                                1,010
     Depreciation and
        amortization                                                      551                                  943
     Interest                                                           1,269                                  811
                                                      ------------------------           --------------------------
        Total costs and
           expenses                                                    13,692                               15,440
                                                      ------------------------           --------------------------
     Loss before
       reorganization items                                              (805)                                (627)
                           --
     Reorganization items                                                   -                                  977
                                                      ------------------------           --------------------------
     Loss before
       income taxes                                                      (805)                              (1,604)
     Income taxes                                                          15                                    -
                                                      ------------------------           --------------------------
       Net loss                                                          (820)                              (1,604)
                                                      ========================           ==========================


    Loss Per Share:
     Loss per common
       share                                                           ($0.17)                              ($0.10)
                                                      ========================           ==========================

    Weighted average number of common shares
    outstanding                                                     4,929,313                           15,891,793
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

                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)


                                                                                                                  Combined
                                                                                                                 Reorganized
                                                                                                                     and
                                           Reorganized                                                           Predecessor
                                             Company                  Predecessor     Company                      Company
                                        -------------------    ------------------------------------------    --------------------
                                           Period from            Period from            Period from                Nine
                                             March 1              January 1 to           January 1 to              Months
                                                to                February 28         September 30,1996             Ended
                                        September 30,1997             1997                                    September 30,1997
                                        -------------------    -------------------    -------------------    --------------------
Revenues, net:
 Casino                                             21,341                  6,922                 32,401                  28,263
 Hotel                                               5,380                  1,736                  8,319                   7,116
 Food and beverage                                   5,445                  1,745                  9,566                   7,190
 Other                                               1,408                    153                    473                   1,561
 Promotional allowances                             (2,351)                  (760)                (4,944)                 (3,111)
                                        -------------------    -------------------    -------------------    --------------------
   Total revenues, net                              31,223                  9,796                 45,815                  41,019

Costs and expenses:
 Casino                                              8,135                  2,710                 13,563                  10,845
 Hotel                                               5,021                  1,410                  6,141                   6,431
 Food and beverage                                   3,488                  1,105                  5,273                   4,593
 Taxes and licenses                                  3,213                    980                  5,104                   4,193
 Selling, general and
    administrative                                   5,341                  1,807                  7,332                   7,148
 Rents                                               2,394                    673                  3,044                   3,067
 Depreciation and
    amortization                                     1,271                    529                  2,837                   1,800
 Interest                                            2,947                    772                  1,326                   3,719
                                        -------------------    -------------------    -------------------    --------------------
    Total costs and
       expenses                                     31,810                  9,986                 44,620                  41,796
                                        -------------------    -------------------    -------------------    --------------------
   Income (loss) before
     reorganization
     items,extraordinary
     gain on elimination
     of debt and income
     taxes                                            (587)                  (190)                 1,195                    (777)
                                                                                                             ====================

 Reorganization items                                    -                      -                  2,115
 Extraordinary gain on
    elimination of debt                                  -                 35,977                      -
 Income taxes                                           45                      -                      -
                                        -------------------    -------------------    -------------------
   Net income (loss)                                  (632)                35,787                   (920)
Retained earnings
   (deficit) at
   beginning of period                                   -               (110,328)              (108,772)

Fresh start adjustments                                  -                 74,541                      -
                                        -------------------    -------------------    -------------------
Retained earnings
   (deficit) at end of
    period                                            (632)                     -               (109,692)
                                        ====================    ===================    ==================


                                 Elsinore Corporation and Subsidiaries
                     Condensed Consolidated Statements of Operations (continued)
                           (Dollars in Thousands, Except Per Share Amounts)
                                           (Unaudited)






                                             Reorganized
                                               Company                Predecessor     Company
                                          ------------------    ------------------ -- ------------------
                                             Period from           Period from           Period from
                                               March 1            January 1 to          January 1 to
                                                  to               February 28        September 30,1996
                                          September 30,1997           1997
                                          ------------------    ------------------    ------------------

Income (Loss) Per Share:
   Income (loss) before
     extraordinary gain on
     elimination of debt                              ($.13)               ($0.06)               ($0.04)
 Extraordinary gain on
    elimination of debt                                   -                 $2.26                     -
                                          ------------------    ------------------   -------------------
   Net income (loss)                                  ($.13)                $2.20                ($0.04)
                                          ==================    ==================   ===================

Weighted average number of
   common shares
   outstanding                                    4,929,313            15,891,793            15,891,793
                                          ===================    =================    ==================







See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                            ------------------------------------------------------------------------

                                                                                                           Combined
                                                                                                       Reorganized and
                                               Reorganized                                               Predecessor
                                                 Company             Predecessor Company                   Company
                                            --------------------   ----------------------------------   -------------
                                               Period from           Period from        Period from           Nine
                                                 March 1             January 1 to       January 1 to         Months
                                                    to               February 28        September 30,        Ended
                                            September 30, 1997          1997                1996       September 30,1997
                                            --------------------   ----------------------------------   -------------
Cash flows from operating activities:
 Net income (loss)                                      ($632)           $35,787             ($920)          $35,155
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary gain on
   elimination of debt                                       -           (35,977)                -           (35,977)
 Depreciation and
   amortization                                          1,271               529             2,837             1,800
 Loss on sale of equipment                                   3                 -                 -                 3
 Accretion of discount on
   long-term debt                                            -                 -                98                 -
 Write-off of casino
   development costs                                         -                 -             1,348                 -
 Change in other assets and
   liabilities,  net                                    (5,158)            1,328                27            (3,830)
                                            -------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                             (4,516)            1,667             3,390            (2,849)
                                            -------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                   (2,650)             (141)             (592)           (2,791)
 Proceeds from sale of
   equipment                                                95                 -                 -                95
                                            -------------------------------------------------------------------------
 Net cash used in investing
   activities                                           (2,555)             (141)             (592)           (2,696)
                                            -------------------------------------------------------------------------

Cash flows from financing activities:
 Repayment of debt                                        (456)              (12)              (41)             (468)
 Incurrence of debt                                        691                 -                 -               691
 Proceeds from issuance of
   common stock and
   subscription rights                                       -               713                 -               713
                                            -------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                                235               701               (41)              936
                                            -------------------------------------------------------------------------



                               Elsinore Corporation and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows (continued)
                                      (Dollars in Thousands)
                                           (Unaudited)


                                                                                                           Combined
                                                                                                         Reorganized and
                                                 Reorganized                                             Predecessor
                                                   Company              Predecessor Company                 Company
                                               -----------------   ----------------------------------   ------------------
                                                 Period from        Period from        Period from           Nine
                                                   March 1          January 1 to      January 1 to          Months
                                                      to            February 28     September 30,1996       Ended
                                                 September 30           1997                             September 30,
                                                     1997                                                    1997
                                              ------------------   ----------------------------------   ------------------

Net increase (decrease) in
 cash and cash equivalents                                (6,836)             2,227             2,757             (4,609)

Cash and cash equivalents at
 beginning of period,
 including restricted cash                                13,880             11,653             3,572             11,653
                                              ---------------------------------------------------------------------------

Cash and cash equivalents at
 end of period, including
 restricted cash                                          $7,044            $13,880            $6,329             $7,044
                                              ============================================================================

                                       Elsinore Corporation and Subsidiaries
                           Condensed Consolidated Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                        Combined
                                                                                                        Reorganized and
                                                                                                        Predecessor
                                              Reorganized                                               Company
                                              Company                 Predecessor Company
                                              ----------------   -----------------------------------   ------------------
                                                                                     Period from
                                              Period from        Period from         January 1 to       Nine Months
                                              March 1 to         January 1 to        September 30,      ended September
                                              September 30,      February 28, 1997   1997               30, 1997
                                              1997
                                              ----------------   -----------------------------------   ------------------
Supplemental  disclosure of non-cash
investing and financing  activities:
Fresh start adjustments which result
in increase (decrease) to the following:

  Property and equipment,net                            -                   13,130            -             13,130
  Leasehold acquisitions
   costs, net                                           -                   (1,907)           -            (1,907)
  Reorganization value in
   excess of amounts
   allocable to identifiable
   assets                                               -                      387            -                387
  Investment in Fremont
     Street Experience LLC                              -                   (2,400)           -             (2,400)
  Accounts payable                                      -                      344            -                344
  Accrued interest                                      -                     (525)           -               (525)
  Estimated liabilities
    subject to Chapter 11
    proceedings                                         -                  (72,552)           -            (72,552)
  Long-term debt, less
     current maturities                                 -                   36,756            -             36,756
  Common stock, Predecessor
     Company                                            -                      (16)           -                (16)
  Common Stock, Reorganized
     Company                                            -                        5            -                  5
  Additional paid in capital                            -                  (65,320)           -            (65,320)
  Accumulated deficit                                   -                  110,518            -            110,518

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

3.       Shareholders' Equity

                                                 Common  Stock
                                     ---------------------------------
                                                                                                                    Total
                                                                         Additional         Accumulated         Shareholders'
                                        Outstanding                    Paid-In-Capital       Earnings               Equity
                                           Shares           Amount                           (Deficit)            (Deficit)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
   December 31, 1996                         15,891,793           $16          $69,602            $(110,328)             $(40,710)

Stock Subscription
   Rights Offering                                                                 713                    -                   713
Loss before
   reorganization items
   and extraordinary
   gain on elimination
   of debt                                                                           -                 (190)                 (190)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
   February 28, 1997                         15,891,793            16           70,315             (110,518)              (40,187)
Gain on Forgiveness
   Debt Discharge)                                                                   -               35,977                35,977
Fresh Start
   Adjustments                              (15,891,793)          (16)         (70,315)              74,541                 4,210
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
   After Fresh Start
   Adjustments                                                                       -                    -                     -
Issuance of Stock                             1,000,000             1            4,995                    -                 4,996

Issuance of Stock                             3,929,313             4                -                    -                     4
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,
   March 1, 1997                              4,929,313             5            4,995                    -                 5,000
Net Loss                                                                                               (632)                 (632)
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,
   September 30,1997                          4,929,313            $5           $4,995                ($632)               $4,368
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

6.       Finley Lease

Under a 20-year lease, which was scheduled to expire on December 31, 1997, the Company leases from The Finley Company ("Finley") approximately 7,000 square feet of the Four Queens Casino premises affecting the northeast corner of that property. Pursuant to a lease amendment, which was signed in September and made retroactive to May 14, 1997, rents were increased to a minimum monthly rental (triple net) of $50,400, with periodic adjustments tied to Consumer Price Index increases, a security deposit for one year's rental payments was posted to guaranty payment of the monthly rentals and the lease term was extended to October 31, 2024.


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

All other percentages are based on net revenues.




                                                           Three Months Ended                     Three Months Ended
                                                           September 30, 1997                     September 30, 1996
                                                           ------------------                     ------------------
                                                             (000's)             %                 (000's)                %
                                                             -------          -------              -------              ------
Revenues, net:

   Casino                                                     8,741            67.8%                10,536               71.1%
   Hotel                                                      2,110            16.4%                 2,591               17.5%
   Food & beverage                                            2,280            17.7%                 2,977               20.1%
   Other                                                        892             6.9%                   172                1.2%
                                                          ---------------------------------------------------------------------
     Gross revenue                                           14,023           108.8%                16,276              110.0%
   Less promotional allowances                               (1,136)           (8.8%)               (1,463)             (10.0%)
                                                          ---------------------------------------------------------------------
     Revenues, net                                           12,887           100.0%                14,813              100.0%
                                                          ---------------------------------------------------------------------
Costs and expenses:
   Casino                                                     3,395            38.8%                 4,437               42.1%
   Hotel                                                      2,172           102.9%                 2,255               87.0%
   Food and beverage                                          1,437            63.1%                 1,813               60.9%
   Taxes and licenses                                         1,325            10.3%                 1,612               10.9%
   Selling, general and
   administrative                                             2,509            19.6%                 2,559               17.3%
   Rents                                                      1,034             8.0%                 1,010                6.8%
   Depreciation and amortization                                551             4.3%                   943                6.4%
   Interest                                                   1,269             9.8%                   811                5.5%
                                                          ---------------------------------------------------------------------
     Total costs and expenses                                13,692           106.2%                15,440              104.2%
                                                          ---------------------------------------------------------------------
   Loss before
   reorganizational items
   and income taxes                                            (805)           (6.2%)                 (627)              (4.2%)
                                                          ---------------------------------------------------------------------

Reorganizational items                                            -                -                   977                6.6%
Income taxes                                                     15              .1%                     -                   -
                                                          ---------------------------------------------------------------------
   Net loss                                                    (820)           (6.3%)               (1,604)             (10.8%)
                                                          =====================================================================



                                                                Three Months Ended                 Three Months Ended
                                                                September 30, 1997                 September 30, 1996
                                                                ------------------                 ------------------
                                                              (000's)            %               (000's)            %
                                                              -------         ------             -------         -------
Other Data:
Net loss                                                        (820)         (6.3%)             (1,604)         (10.8%)
Depreciation and amortization                                    551           4.3%                 943            6.4%
Interest                                                       1,269           9.8%                 811            5.5%
Income taxes                                                      15            .1%                   -               -
Reorganization items                                               -              -                 977            6.6%
                                                          ---------------------------------------------------------------------

Earnings before interest taxes,
   depreciation and
   amortization and reorganiza-
   tional items (EBITDA)                                       1,015           7.9%               1,127            7.7%
                                                          =====================================================================

Cash flows provided by (used
   in) operating activities                                   (2,650)                               835
                                                          ============                    ==============
Cash flows used in investing
   activities                                                 (1,119)                              (141)
                                                          ============                    ==============
Cash flows used in financing
   activities                                                   (204)                               (14)
                                                          ============                    ==============




                                                           Nine Months Ended                      Nine Months Ended
                                                          September 30, 1997                      September 30, 1996
                                                    --------------------------------    ---------------------------------------
                                                        (000's)              %               (000's)                  %
                                                    ----------------     -----------    -------------------    ----------------
Revenues, net:
   Casino                                                    28,263           68.9%                 32,401               70.7%
   Hotel                                                      7,116           17.3%                  8,319               18.2%
   Food & beverage                                            7,190           17.5%                  9,566               20.9%
   Other                                                      1,561            3.8%                    473                1.0%
                                                   -----------------    ------------    -------------------    ----------------
     Gross revenue                                           44,130          107.5%                 50,759              110.8%
   Less promotional allowances                               (3,111)           7.5%                 (4,944)             (10.8%)
                                                   -----------------    ------------    -------------------    ----------------
     Revenues, net                                           41,019           100.0                 45,815              100.0%
                                                   -----------------    ------------    -------------------    ----------------

Costs and expenses:
   Casino                                                    10,845           38.4%                 13,563               41.9%
   Hotel                                                      6,431           90.4%                  6,141               73.8%
   Food and beverage                                          4,593           63.9%                  5,273               55.1%
   Taxes and licenses                                         4,193           10.2%                  5,104               11.1%
   Selling, general and
   administrative                                             7,148           17.5%                  7,332               16.0%
   Rents                                                      3,067            7.5%                  3,044                6.6%
   Depreciation and amortization                              1,800            4.4%                  2,837                6.2%
   Interest                                                   3,719            9.1%                  1,326                2.9%
                                                   -----------------    ------------    -------------------   -----------------
     Total costs and expenses                                41,796          101.9%                 44,620               97.4%

   Income (loss) before
   reorganizational items and
   income taxes                                                (777)          (1.9%)                 1,195                2.6%
                                                  -----------------    ------------    -------------------    ----------------

Reorganizational items                                            -               -                  2,115                4.6%
Income taxes                                                     45             .1%                      -                   -
                                                  -----------------    ------------    -------------------    ----------------
   Net loss                                                    (822)          (2.0%)                  (920)              (2.0%)
                                                   =================    ============    ===================    ================




                                                        Nine Months Ended                  Nine Months Ended
                                                       September 30, 1997                 September 30, 1996
                                                  ---------------------------------  ----------------------------------
                                                              (000's)          %                 (000's)           %
                                                              -------       -------              -------          -----
Other Data:
Net loss                                                        (822)         (2.0%)               (920)          (2.0%)
Depreciation and amortization                                  1,800           4.4%               2,837            6.2%
Interest                                                       3,719           9.1%               1,326            2.9%
Income taxes                                                      45            .1%                   -               -
Reorganization items                                               -              -               2,115            4.6%
                                                            -----------------------------------------------------------
Earnings before interest taxes,
   depreciation and
   amortization and reorganiza-
   tional items (EBITDA)                                        4,742         11.6%               5,358           11.7%
                                                            ===========================================================
Cash flows provided by (used
   in) operating activities                                    (2,849)                            3,390
                                                            ===========                       ==========
Cash flows used in investing
   activities                                                  (2,696)                             (592)
                                                            ===========                       ==========
Cash flows provided by (used
   in) financing
   activities                                                     936                               (41)
                                                            ===========                       ==========

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                   TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Net revenues decreased by approximately $1,926,000 or 13%, from $14,813,000 for the three months ended September 30, 1996 to $12,887,000 for the three months ended September 30, 1997 due to competition and the general softness in the Las Vegas market which has affected most of the hotel/casinos in the downtown area.

Casino revenues decreased by approximately $1,795,000, or 17%, from $10,536,000 during the 1996 interim period to $8,741,000 during the interim 1997 period due primarily to $639,000, or 25.8% decrease in table games revenues and a $1,949,000, or 24.3% decrease in slot revenue. Management has eliminated certain complimentary programs which generated significant volume in the third quarter of 1996. During the third quarter of 1997, table games drop decreased $6,570,000 or 36.7%. However, the win percentage increased by 1.2% as a result of more stringent controls over the dice games and a change in customer mix from comp credit players to cash paying vacationers. Slot coin-in decreased $32,909,000, or 23%, due to the competition from aggressive marketing programs to $1.00 slot players, competitive pressures from the opening of new properties, and construction disruptions.

Hotel revenues decreased by approximately $481,000, or 18.6% from $2,591,000 during the 1996 period to $2,110,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $175,498 resulting from the elimination of certain table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $697,000, or 23.4%, from $2,977,000 during the 1996 period to $2,280,000 during the 1997 period due to a decrease in complimentary revenues of $316,000 resulting from the elimination of the table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased fast food franchises. Lease revenues from these locations are included in other revenues along with the other shop leases and concessions.

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

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $50,000, or 1.9%, from $2,559,000 for the three months ended September 30, 1996 to $2,509,000 for the three months ended September 30, 1997 due to lower operating costs. As a percentage of total net revenues, selling, general and administrative expenses were 19.6%.

EBITDA

EBITDA decreased by approximately $112,000, or 9.9% from $1,127,000 during the three months ended September 30, 1996 to $1,015,000 during the three months ended September 30, 1997. The decrease was due to lower revenues, as discussed above.

OTHER EXPENSES

Reorganization items totaling $977,000 were incurred by the Company during the three months ended September 30, 1996. These consisted primarily of professional fees incurred as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1997, there were no reorganization items.

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

Casino revenues decreased by approximately $4,138,000, or 12.8%, from $32,401,000 during the 1996 period to $28,263,000 during the 1997 period due primarily to a $1,895,000, or 23.9% decrease in table games revenues and a $1,995,168, or 8.7% decrease in net slot revenue. Management has eliminated certain complimentary programs which generated significant volume in the first nine months of 1996. During the first nine months of 1997, table games drop decreased $23,011,000 or 43.9%, and slot coin-in decreased $91,239,000, or 21.0%. The decrease in table game volume was partially offset by a 1.8% increase in win percent.

Hotel revenues decreased by approximately $1,203,000, or 14.5%, from $8,319,000 during the 1996 period to $7,116,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $1,056,000 resulting from the elimination of certain table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $2,376,000, or 24.8%, from $9,566,000 during the 1996 period to $7,190,000 during the 1997 period due to a decrease in complimentary revenues of $1,429,000 resulting from the elimination of the table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased fast-food franchises.

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

Promotional allowances decreased by approximately $1,833,000, or 37.1%, from $4,944,000 during the 1996 period to $3,111,000 during the 1997 period due to a decrease in complimentary rooms, food and beverage resulting from the elimination of the table games marketing programs.

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

EBITDA

EBITDA decreased by approximately $616,000, or 11.5%, from $5,358,000 during the nine months ended September 30, 1996 to $4,742,000 during the nine months ended September 30, 1997 due to lower revenues, as discussed above.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $1,037,000, or 36.6%, from $2,837,000 during the 1996 period to $1,800,000 during the 1997 period due to revaluation of property and equipment as a result of fresh start accounting.

Interest expense increased by approximately $2,393,000, or 180.5%, from $1,326,000 during the nine months ended September 30, 1996 to $3,719,000 for the nine months ended September 30, 1997, due to the restatement of the Company's mortgage notes as a result of the bankruptcy reorganization plan. These notes began accruing interest as of August 12, 1996, the date of Plan confirmation.

Reorganization items totaling $2,115,000 were incurred by the Company during the nine months ended September 30, 1996. These consisted primarily of professional fees incurred as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the nine months ended September 30, 1997, there were no reorganization items.

Reorganization items totaling $977,000 were incurred by the Company during the three months ended September 30, 1996. These consisted primarily of professional fees incurred as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1997, there were no reorganization items.

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



Dated:  December 19, 1997