Form 10-K
period 1997-12-31
ELSINORE CORP
filed 1998-03-31
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                Form 10-K

 X    Annual Report Pursuant to Section 13 or 15(d)
---   of the Securities Exchange Act of 1934


              For the fiscal year ended December 31, 1997

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


      Securities Registered Pursuant to Section 12(b) of the Act:
                               NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confimed by a court. YES   X      NO

On March 26, 1998 there were 4,929,313 shares of common stock issued and outstanding. The market value of the common stock held by non-affiliates of the registrant as of March 26, 1998 was approximately $372,131.50. The market value was computed by reference to the closing sales price of 1 5/8 ($1.625) per share reported on the NASDAQ "Bulletin Board" as of March 26, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE

Part I hereof incorporates by reference a portion of the information statement for the registrant's special meeting held on February 4, 1998, filed with the Securities and Exchange Commission on Schedule 14C on January 13, 1998.

                                         TABLE OF CONTENTS

PART 1                                                                      Page

         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a
                    Vote of Security Holders

Part II

         Item 5.  Market for Registrant=s Common Equity
                    and Related Stockholder Matters
         Item 6.  Selected Financial Data
         Item 7.  Management=s Discussion and
                    Analysis of Financial Condition
                    and Results of Operations
         Item 8.  Financial Statements and
                    Supplementary Data
         Item 9.  Changes in and Disagreements
                    with Accountants
                    on Accounting and Financial Disclosure

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management
         Item 13. Certain Relationships and
                    Related Transactions

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K

SIGNATURES

                                    PART I


Item 1.  BUSINESS.

General.

         Elsinore Corporation ("Elsinore" or the "Company") is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. Four Queens also held a casino service license in New Jersey allowing it to distribute its casino game "multiple action blackjack." Four Queens currently distributes the game to eight casinos in New Jersey. The Four Queens' New Jersey license expired September 30, 1997, but it obtained transactional waivers from the State of New Jersey pending completion of the license investigation associated with the change in control of Elsinore. Four Queens is now pursuing extensions of those waivers, as discussed below. Gaming management activities conducted by Elsinore's other subsidiaries prior to the bankruptcy reorganization, discussed below, have terminated.

         The Company's principal executive office is located at 202 Fremont Street, Las Vegas, Nevada 89101 and its telephone number is (702) 385-4011.

Change in Control Pursuant to Elsinore's Bankruptcy Reorganization.

         On October 31, 1995, Elsinore and certain of its wholly owned subsidiaries filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The resulting plan of reorganization of Elsinore and those subsidiaries (the "Plan") was confirmed on August 12, 1996 (the "Confirmation Date") and became effective following the close of business on February 28, 1997 (the "Plan Effective Date"). All motions for rehearing or reconsideration of the Bankruptcy Court's orders confirming the Plan and allowing the Plan to become effective have been denied or withdrawn. The time allowed for appeals of such orders have expired without any appeal having been taken. Pursuant to the Plan, a change in control of the Company occurred as of the Plan Effective Date, as described below.

         Under the Plan, the Company's common stock that was outstanding prior to the Plan Effective Date was canceled and 4,929,313 shares of new common stock, par value $.001, of the Company (the "Common Stock") were issued. The Plan also provides for the future issuance of an additional 70,687 shares of Common Stock to certain classes of creditors of the Company and Four Queens, whose claims have not yet been resolved. Of the 4,929,313 shares of Common Stock issued pursuant to the Plan, 4,646,440 shares or 94.3% of the total outstanding were acquired by certain investment accounts (the "MWV Accounts") managed by Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV"). Of the shares which the MWV Accounts acquired, 995,280 shares were purchased at $5.00 per share under a Subscription Rights Agreement dated October 10, 1996 (the "Rights Agreement"), which was called for by the Plan. Under the Rights Agreement, a total of 1,000,000 shares of Common Stock were subscribed for at $5.00 per share and were issued on the Plan Effective Date. The other 4,720 shares were subscribed for by certain holders of the common stock that was canceled on the Plan Effective Date.

         The shares of Common Stock acquired by the MWV Accounts, other than the 995,280 shares which they purchased under the Rights Agreement, were issued to the MWV Accounts under the Plan (i) in partial satisfaction of the MWV Accounts' respective allowed claims relating to the Company's 12.5% First Mortgage Notes due 2000 that were issued in October 1993 or (ii) as a premium for the MWV Accounts' purchase of Common Stock under the Rights Agreement which was not subscribed for by other persons entitled to participate under the Rights Agreement.

         Holders of the approximately 15.9 million shares of old common stock that were canceled on the Plan Effective Date received, in the aggregate, 77,426 shares of Common Stock (including 4,720 shares purchased under the Rights Agreement). This represents 1.6% of the Common Stock outstanding on the record date.

         As a condition to the approvals by the State Gaming Control Board (the "Board") and the Commission which were required for the Plan to become effective, limitations were placed on the persons who could exercise voting and investment power (including dispositive power) with respect to Common Stock owned by any of the MWV Accounts. Under those limitations, John C. "Bruce" Waterfall is the only individual who exercises voting and investment authority over the Common Stock on behalf of any of the MWV Accounts. Mr. Waterfall is also the Company's Chairman of the Board.

The Four Queens Casino.

         Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on a leased site of approximately two acres adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, 32,000 square feet of casino space, two full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, four retail concessions, 15,000 square feet of function space and approximately 560 parking spaces. The casino has approximately 965 slot machines, 26 gaming tables, a keno lounge and a sports book. Riviera Gaming Management Corp. - Elsinore ("RGME"), an indirect subsidiary of Riviera Holdings Corp. ("Riviera"), has been managing the Four Queens Casino since the Confirmation Date. RGME has focused primarily on slot play versus previous management's philosophy of marketing to high limit table players. This plan has changed the customer base at the property and allows the Four Queens Casino to concentrate on what RGME considers to be Las Vegas' most profitable revenue source, which is the slot player market. Also, aggressive marketing strategy on Fremont Street was implemented with the objective of attracting into the Four Queens Casino the 20,000-plus daily visitors to the downtown area.

         Management. The term of RGME's current management agreement for the Four Queens Casino (the "Management Agreement"), which went into effect on April 1, 1997 in accordance with the terms of the Plan, is approximately 40 months, subject to earlier termination or extension. Either side may terminate it if the Four Queens Casino's cumulative earnings before interest, taxes, depreciation and amortization ("EBIDTA") for the first two fiscal years commencing April 1, 1997 are less than $12.8 million. The term can be extended for an additional 24 months at RGME's option if certain performance standards are met. RGME is paid a minimum annual management fee of $1 million in equal monthly installments. In addition, RGME receives a fee of 25% of the amount by which EBITDA in any fiscal year exceeds $8 million. Also under the Management Agreement, RGME received warrants to purchase 1,125,000 shares of Common Stock at $1.00 per share. Upon consummation of the Merger, RGME would receive approximately $2.4 million in respect of the warrants, net of the exercise price. Either side can terminate the Management Agreement if (i) substantially all of Four Queens' assets are sold, (ii) Four Queens is merged or (iii) a majority of Four Queens' or Elsinore's shares are sold. Upon such termination, RGME would receive a $2 million termination bonus minus any amount realized or realizable upon the exercise of the warrants. Prior to the Management Agreement, RGME had been managing the Four Queens Casino under an Interim Management Agreement which took effect on the Confirmation Date and provided for a monthly management fee of $83,000.

         Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 1997, 1996 and 1995.


                                                  1997            1996             1995
                                                  ----            ----             ----
                                                          (Dollars in Thousands)
          Casino(1)                             $ 36,506        $ 42,300        $ 39,964
          Hotel(2)                                 9,705          11,202           9,564
          Food & beverage(2)                       9,686          12,373          12,136
          Other(3)                                 2,115           1,502           1,983
                                                --------        --------        --------
                                                  58,012          67,377          63,647
          Less: Promotional allowances            (4,224)        (6,178)          (6,674)
                                                ---------      ---------        ---------

                                                $ 53,788        $ 61,199       $  56,973
                                                ========        ========       =========

          (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

          (2)     Includes   revenues  from  services  provided  as  promotional
                  allowances to casino customers and others on a complimentary basis.

          (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances and miscellaneous other income (including net royalties of $142,000 in 1997, $198,000 in 1996, and $185,000 in 1995 from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

         The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino.

Casino:
    Floor area (square feet)                                                                        32,296
    Slot machines                                                                                      965
    Blackjack tables                                                                                    17
    Craps tables                                                                                         3
    Big six                                                                                              1
    Caribbean stud poker tables                                                                          1
    Roulette wheels                                                                                      2
    Let-it-ride tables                                                                                   1
    Pai gow poker tables                                                                                 1
    Keno (seats)                                                                                        46
    Sports book                                                                                          1
Hotel:
    Rooms                                                                                              690
    Meeting areas (square feet)                                                                     14,600
Restaurants and entertainment and cocktail lounges:
  Restaurants                                                                                            4
  Restaurant seats                                                                                     454
  Cocktail lounges                                                                                       3
Other:
  Gift shops                                                                                             1
  Parking facilities (cars)                                                                            560

         A marketing strategy is employed for the Four Queens Casino that emphasizes a high level of customer service, targeted marketing, value-oriented promotions, club memberships and special events.

         Customer Service. The Company believes that the Four Queens Casino is distinguished by its friendly atmosphere and the high level of personalized service provided to its patrons. The Company strives to maintain the level of service that has allowed the property to attain a high level of customer loyalty, which has been the backbone of business for this established hotel/casino.

         Employees. At December 31, 1997, the Four Queens Casino employed 970 persons, approximately 50% of whom were covered by collective bargaining agreements. New union contracts were entered into during 1997 covering five collective bargaining units.



The Las Vegas Market.

         Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 1997, gaming revenues in Clark County reached a new 12 month record of $6.2 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 16.2 million visitors in 1987 to a record 30.5 million in 1997, representing a compound annual growth rate of 6.5%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 11.3% from $8.6 billion in 1987 to $22.5 billion in 1996. The number of hotel and motel rooms in Las Vegas increased by approximately 70.1% from 61,934 in 1988 to 105,347 in 1997, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates exceeded on average 92.0% for the five year period from 1993 through 1997. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), by the end of the decade it is expected that approximately 20,000 additional hotel rooms will be opened in Las Vegas, including the Bellagio, Venetian, Paris and Mandalay Bay, which are currently under construction, the expansion at the MGM Grand and the new developments planned at the current Aladdin site.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1993 through 1997, as reported by the LVCVA.

                                            Las Vegas Market Statistics

                                                          1993        1994        1995        1996         1997
                                                       ----------- ----------- ----------- ----------- -------------

Visitor volume (in thousands)                              23,523      28,214      29,002      29,637        30,465
Clark County gaming revenues                               $4,727      $5,431      $5,718      $5,784        $6,152
 (in millions)
Hotel/motel rooms                                          86,053      88,560      90,046      99,072       105,347
Average hotel occupancy rate                                92.6%       92.6%       91.4%       93.4%         90.3%
Airport passenger traffic                                  22,492      26,850      28,027      30,460        30,306
 (in thousands)
Convention attendance                                       2,440       2,684       2,925       3,306         3,519
 (in thousands)

The Downtown Market.

         General Information. Downtown Las Vegas, with its famous neon lighting and its 12 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

         Recent results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the more recent openings of the MGM Grand, Luxor, Treasure Island, Monte Carlo and New York New York casino/hotels have had an adverse effect on downtown gaming revenue. In addition, the scheduled openings of the Bellagio, Venetian, Paris and Mandalay Bay, the MGM Grand expansion and the planned development at the Aladdin site, all on the Las Vegas Strip, may have a further adverse effect on downtown gaming revenue when those projects are completed. The new rooms recently completed or under construction are primarily designed to attract the high-end gaming and convention customers, and based on construction costs are or will be priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

         The Fremont Street Experience. Casino operators in downtown Las Vegas formed the Downtown Progress Association to improve the downtown area. The most noteworthy improvement is the Fremont Street Experience, which features a celestial vault and light show. The celestial vault is a 100-foot high, 100-foot wide, 1,340-foot long frame spanning Fremont Street, from Main Street to Fourth Street, which is closed to traffic to create a pedestrian mall. The celestial vault is the framework for a high-tech light show using reflectors, strobe lights, and laser image projectors. Nine major entertainment venues, including the Four Queens Casino, that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms are connected by the project, which opened on December 13, 1995. The project also includes a 1,500-space parking facility. The goal of the Fremont Street Experience is to create a special attraction for gaming customers and other visitors to Las Vegas through such activities as street events and entertainment in this extraordinary setting. A special themed event at the Fremont Street Experience can draw as many as 80,000 people. Through such attractions, the Fremont Street Experience draws visitors to the downtown area and provides competition with the larger and new gaming and entertainment complexes located on or near the Strip.

         The Company and several of the other downtown casino operators collectively own the Fremont Street Experience through their ownership of the company which holds title to the project. The Company has a one-sixth ownership share and is responsible for a proportionate share of the project's operating costs.

Agreement and Plan of Merger.

         In the first half of 1997, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding Common Stock for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1997 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provides for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

         Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which own 94.3% of the outstanding Common Stock. Under certain conditions and circumstances, the Option Agreement provides for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998 (the "Special Meeting").

         Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1997, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger (the "Riviera Merger Agreement") with Riviera, which provides for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

         The Merger Agreement contains conditions precedent to consummation of the Merger, including (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof, (ii) all necessary approvals from gaming authorities and (iii) consummation of the Riviera Merger.

         A summary of the material terms of the Merger Agreement and a description of the Option Agreement are set forth in "THE MERGER" section of the Information Statement on Schedule 14C filed by Elsinore with the Securities and Exchange Commission (the "SEC") on January 13, 1998 in connection with the Special Meeting, and is incorporated herein by reference. Copies of the Merger Agreement and Option Agreement are included as exhibits hereto.

         Elsinore has received from R&E a notice, dated March 20, 1998, stating that the Merger Agreement is void or, alternatively, R&E and EAS intend to terminate the Merger Agreement. As the grounds for its position, R&E has alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option Agreement and the non-satisfaction of certain conditions precedent to completing the Merger. Elsinore rejects the allegations against it by R&E and is of the view that R&E is required to consummate the Merger, subject to approval by gaming authorities. Elsinore is reserving all of its rights with respect to R&E's legal obligations.

Gaming Regulation and Licensing.

         Nevada. Elsinore is registered with the Commission as a publicly traded company and has been found suitable as the sole shareholder of Four Queens. Four Queens holds a nonrestricted gaming license to conduct nonrestricted gaming operations at the Four Queens Casino. Ownership and operation of casino gaming facilities in Nevada, as well as the manufacture and distribution of gaming devices, are subject to extensive state and local regulation. Publicly traded parent corporations and holding companies of Nevada gaming licensees, as well as the licensed subsidiaries, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. A registered company and its gaming operations and companies are subject to the licensing and regulatory control of the Commission, the Board, the Clark County Liquor Gaming Licensing Board and possibly other local agencies throughout the State of Nevada, including the City of Las Vegas (collectively, the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues through taxation and licensing fees. Neither gaming licenses nor the registration approvals given to publicly traded corporations are transferable. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operation.

         Since the Company is registered with the Commission as a publicly traded corporation and has been found suitable as the sole shareholder of Four Queens, it is required to submit, upon application and on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a shareholder of, or receive any percentage of profits from licensed Nevada operating companies without first obtaining licenses and approvals from the Nevada Gaming Authorities.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, any registered company or its licensed subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the registered company who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions with the registered company or its licensed subsidiary must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the registered company or its licensed subsidiary, the companies involved would be required to sever all relationships with such a person. Additionally, the Commission may require the registered company or its licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

         Elsinore and Four Queens are required to submit detailed financial and operating reports to the Commission. Substantially all loans, leases, sales of securities and similar financing transactions by Four Queens must be reported to, or approved by, the Commission.

         If it were determined that the Nevada Act was violated by the licensed subsidiary or the registered company, the gaming licenses or registration held by the registered company and its licensed subsidiary could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. Moreover, at the discretion of the Commission, the registered company and its licensed subsidiary and persons involved could be subject to substantial fines for each separate violation of the Nevada Act.

         A beneficial holder of the registered company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the registered company's voting securities determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. Also, the Clark County Liquor Gaming Licensing Board and the City of Las Vegas have taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Act requires any person who acquires more than 5% of the registered company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more than 10% of the registered company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of the registered company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, any change in the registered company's corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the Chairman of the Board may be found unsuitable. The same restriction applies to a record owner if the record owner, after request, fails to identify the beneficial owners. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The registered company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the registered company or its subsidiaries, the registered company (i) pays that person any dividend or interest on voting securities of the registered company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

         The Commission may, in its sole discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of the registered corporation. If the Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The registered company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such a disclosure may be grounds for finding the record holder unsuitable. The registered company is also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power to require the registered company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

         Elsinore may not make a public offering of its securities without the prior approval of the Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any such approval, if given, does not constitute a finding, recommendation or approval by the Commission or the Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

         Application for approval of public offerings and the like may be filed without complete documentation related thereto so long as the documents and information are supplied to the Board and Commission as they become available in accordance with the normal and customary practice of the securities industry. Additionally, the Commission may, either generally or specifically, exempt any person, security or transaction from application pursuant to its regulations regarding publicly traded corporations.

         Changes  in  control  of the  registered  company  or its  subsidiaries through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Commission. Entities seeking to acquire control of a registered corporation must satisfy the Board and the Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposed to acquire control, to be investigated and licensed as part of the approval process related to the transaction.

         License fees and taxes, computed in various ways dependent upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

         Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (collectively, "Licensees"), and who propose to become involved in a gaming venture outside the State of Nevada are required to deposit with the Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability.

         The granting of any registrations, amendment of orders of registration, findings of suitability, approvals or licenses are discretionary with the Nevada Gaming Authorities. The burden of demonstrating the suitability or desirability of certain business transactions is at all times upon the applicants. Any licensing or approval process requires the submission of detailed financial, business and possible personal information, and the completion of a thorough investigation.

         New Jersey. The New Jersey Casino Service license held by Four Queens expired September 30, 1997. A new license application has been filed and is being investigated, which was required due to a change in control of the Company. Transactional waivers have been obtained from the State of New Jersey pending completion of the license investigation. The transactional waivers will expire on April 1, 1998. The Four Queens, through its legal counsel, is pursuing extensions of these transactional waivers which, if obtained, would be expected to expire on October 1, 1998.

         Washington. Elsinore's subsidiary, Olympia Gaming Corporation, has not renewed its gaming license issued by the State of Washington as it is no longer performing under, or seeking, a management contract in that state.



Item 2.  PROPERTIES.

         Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens Casino is subject to security interests under the Company's restated 1993 Mortgage Notes and restated 1994 Mortgage Notes. See Note 12 of Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (the "WARN Act") and breach of contract.

         The plaintiffs filed three proofs of claims in the Company's and Four Queens' bankruptcy proceedings. Two of the proofs of claims, one for the union employees and one for the non-union employees, totaled $14 million and allege liability under the WARN Act for failure to notify employees properly in advance of cessation of operations of Elsinore Shore Associates. The third proof of claim in the amount of $800,000 was based upon retroactive wage agreements executed by Elsinore Shore Associates promising to pay its employees deferred compensation if the employees remained with Elsinore Shore Associates during its reorganization. The proofs of claims were filed as priority claims, not general unsecured claims.

         Based upon the Order For Verdict Upon Liability Issues issued by the presiding judge in New Jersey, as well as the Bankruptcy Code, the Bondholders' Committee in the bankruptcy proceeding filed an objection to the WARN Act proofs of claims. The Bankruptcy Court tentatively approved the objection and disallowed the claims pending entry of the final order from the New Jersey court. No final appealable order has been entered as of yet by the Bankruptcy Court.

         On October 22, 1997, the New Jersey court entered its Findings of Fact and Conclusions of Law and Judgment Upon Liability Issues, which affirmed its prior holding denying WARN Act liability. The plaintiffs have appealed that decision to the Third Circuit Court of Appeals. The appeal is currently pending.

         A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proof of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the proof of claim to participate with the other unsecured creditors in the Company's bankruptcy proceedings. However, the Bondholders' Committee objected to the claim of priority status in the Company's proceedings. The Bondholders' Committee objected to the claim in its entirety in the Four Queens' bankruptcy proceeding. The Bankruptcy Court granted the objections and ruled that the proof of claim for retroactive wage benefits would be an allowed unsecured claim against the Company to be treated in Class 10 of the Plan with final determination of the actual amount of the claim to be made by the New Jersey District Court. The amount was subsequently determined by stipulation to be $675,000, inclusive of interest. The plaintiffs thereafter filed a motion for reconsideration regarding the Bankruptcy Court's order, which motion was ultimately denied. The final order was entered by the court in July 1997, and the plaintiffs have appealed the order to the Ninth Circuit Bankruptcy Appellate Panel. The appeal is currently pending.

         In summary, the Company believes that any claims listed above, if allowed, would be included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million and, therefore, will not have a material financial effect on the Company.

         The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ "Bulletin Board."

         As of the close of business on March 26, 1998, there were approximately 637 record owners of Common Stock.

         The trading market for the Common Stock is extremely thin. The MWV Accounts own 94.3% of the outstanding Common Stock, which they acquired pursuant to the Plan, and they have not bought or sold any Common Stock since the Plan became effective. The Common Stock held by the MWV Accounts is deemed beneficially owned by Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 95.4% of the outstanding Common Stock. The remaining 4.6% of the outstanding shares is widely dispersed among numerous small shareholders.

         On May 14, 1997, the last full day preceding Elsinore's filing with the SEC of its Form 10-Q which reported, among other things, that Paulson had expressed an interest in acquiring all of the outstanding Common Stock, both the high and low sale prices of the Common Stock reported on the NASDAQ "Bulletin Board" were $0.13 1/2 (13 1/2 cents). On December 31, 1997, both the high and low sale prices of the Common Stock reported on the NASDAQ "Bulletin Board" were $2.25. In view of the lack of an organized or established trading market for the Common Stock, the extreme thinness of whatever trading market exists, the limited number of shares that are not held by the MWV Accounts, and the recent notice from R&E stating that the Merger Agreement is void or, alternatively, R&E and EAS intend to terminate the Merger Agreement (see Item 1. BUSINESS. - Agreement and Plan of Merger), these reported prices may not be indicative of the price at which any shareholder may be able to sell his or her shares.



         Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA.

         Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 1997. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                                                                            December 31,
                               Reorganized      Predecessor     -----------------------------------------------
                                 Company          Company
                                 March 1         January 1
                                    to              to
                               December 31      February 28
                                   1997            1997           1996         1995         1994         1993
                                   ----            ----           ----         ----         ----         ----
                                               (Dollars in thousands except per share amounts)
Balance sheet data:
Total assets                         $49,823                       $42,627      $37,101      $67,315     $71,923
Current portion
  of long-term debt                    1,477                            50           54           59         204
Long-term debt less
  current maturities                  38,141                        62,912       62,858       60,330      54,368

Shareholders' equity
  (deficit)                           $3,086                      $(40,710)    $(43,441)     $(1,664)     $4,567
                                      ======                     =========    =========     ========      ======

Operations data:
Revenues (net)                       $43,992           $9,796      $61,199      $56,973      $62,706     $66,852
                                     =======           ======      =======      =======      =======     =======
(Loss) before
  extraordinary items                 (1,914)            (190)      (1,556)     (45,749)     (10,716)     (2,252)
Extraordinary items:
  Gain (loss) on
   extinguishment of
   debt                                    0           35,977            0            0          735        (285)
                                    ---------          ------     --------     --------      -------     --------
Net loss                             $(1,914)          35,787      $(1,556)    $(45,749)     $(9,441)    $(2,537)
                                     =======           ======     =========    =========     ========    ========

Basic per share
  amounts:
Loss before
  extraordinary items                  $(.38)           $(.01)       $(.10)      $(2.95)       $(.84)      $(.19)
Extraordinary items                        0             2.26            0            0          .06        (.02)
Net income (loss) per
  share                                $(.38)           $2.25        $(.10)      $(2.95)       $(.78)      $(.21)
                                       ======           =====        ======      =======       ======      ======

Capital costs:
Depreciation and
  amortization                        $1,774             $529       $3,816       $3,948       $3,990      $3,206
Interest related to
  prior-period tax
  obligation                               0                0            0          590          885       4,256
Interest expense                       4,239              772        2,505        8,006        9,086       1,385
Capital costs                         $6,013           $1,301       $6,321      $12,544      $13,961      $8,847
                                      ======           ======       ======      =======      =======      ======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents (including restricted amounts of $914,000)of approximately $6.8 million at December 31, 1997, as compared with $11.7 million at December 31, 1996 (including restricted cash of $4.4 million), a decrease of $4,831,000 from December 31, 1996. Significant debt service on the Company's restated 1993 13 1/2% Mortgage Notes due 2001("New Second Mortgage Notes") and other debt issued pursuant to the Plan is paid in August and February and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Pursuant to the Subscription Rights Agreement provided for in the Plan, an additional $5,000,000 in cash became available to the Company following the close of business on February 28, 1997. Of that amount, $4.4 million had been received prior to December 31, 1996 and was considered restricted cash until the Plan Effective Date, and $600,000 was received in 1997.

For the twelve months of 1997, the Company's net cash (used) by operating activities was $(2,232,000) compared to $4,852,000 provided by operating activities in 1996 due primarily to the payment of accrued interest on the New Second Mortgage Notes which had accrued since August 12, 1996. EBITDA for 1997 and 1996 was $5.6 million and $7 million, respectively. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next 12 months and enable investment in budgeted capital expenditures of approximately $3.9 million for 1998, including an arrangement to finance slot machine purchases of $2.6 million in 1998.

Scheduled interest payments on the New Second Mortgage Notes and other indebtedness were $4.3 million in 1997 declining to $3.9 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the $30 million principal of the New Second Mortgage Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Second Mortgage Notes at maturity will be dependent upon its ability to refinance the New Second Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Second Mortgage Notes at maturity. The New Second Mortgage Notes are redeemable at the option of the Company at 100% at any time without premium.

The New Second Mortgage Note indenture provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. The Company is also required to offer to purchase all of its restated 1994 11 1/2% First Mortgage Notes due 2000 ("New First Mortgage Notes"), the principal amount of which is approximately $3.9 million, at 101% upon any "Change of Control," as defined in the agreement governing those notes. (See the "Proposed Merger" discussion in Note 5 to the Company's consolidated financial statements included herein and Item 1. BUSINESS - Agreement and Plan of Merger.) In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Management budgeted approximately $7 million for capital expenditures in 1997 and $3.9 million in 1998. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during 1997 included capital expenditures of $4.6 million. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next 12 months.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. Although, based on a review of its data processing, operating and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, the Company cannot provide any assurance in this regard, and any such costs or effect could materially and adversely affect the operations of the Company.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to business strategies, plans for future development and upgrading, as well as other capital spending, financing and refinancing sources, existing and expected competition and effects of regulation. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, and the popularity of Las Vegas as a convention and trade show destination. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this filing. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

REVENUES

Net revenues decreased by approximately $7,411,000 or 12.1%, from $61,199,000 for 1996 to $53,788,000 for 1997.

Casino revenues decreased by approximately $5,794,000, or 13.7%, from $42,300,000 during the 1996 period to $36,506,000 during the 1997 period due primarily to a $2,520,000, or 24.8% decrease in net table games revenues and a $2,789,000, or 9.2% decrease in net slot revenue. Management has eliminated certain complimentary programs which generated significant volume in 1996. During 1997, table games drop decreased $26,631,000 or 34%, and slot coin-in decreased $106,422,000, or 18.9%. The decrease in table game volume was partially offset by a 1% increase in win percent.

Hotel revenues decreased by approximately $1,497,000, or 13.4%, from $11,202,000 during the 1996 period to $9,705,000 during the 1997 period due primarily to a decrease in complimentary room revenues of $1,094,000 resulting from the elimination of certain table games marketing programs. The majority of the complimentary rooms were replaced with cash paying customers at lower room rates.

Food and beverage revenues decreased approximately $2,687,000, or 21.7%, from $12,373,000 during the 1996 period to $9,686,000 during the 1997 period due to a decrease in complimentary revenues of $1,614,000 resulting from the elimination of the table games marketing programs and the closure of two unprofitable food outlets which were replaced by profitable leased fast-food franchises.

Other revenues increased by approximately $613,000, or 40.8%, from $1,502,000 during the 1996 period to $2,115,000 during the 1997 period, due primarily to payments totaling $711,000 received under the settlement agreement reached with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $1,954,000, or 31.6%, from $6,178,000 during the 1996 period to $4,224,000 during the 1997 period due to a decrease in complimentary rooms, food and beverage resulting from the elimination of the table games marketing programs.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $5,956,000, or 11.0%, from $54,242,000 for 1996 to $48,286,000 for 1997.

Casino expense decreased by approximately $3,395,000, or 19.2%, from $17,694,000 during the 1996 period to $14,299,000 during the 1997 period due to a decrease in payroll and complimentary expenses. Casino expenses as a percentage of revenues decreased from 41.8% to 39.2% due to management's redirection of the Company's marketing efforts from table games to slots.

Hotel expense increased by approximately $169,000, or 2%, from $8,482,000 during the 1996 period to $8,651,000 during the 1997 period, and costs as a percentage of revenues increased from 75.7% to 89.1%, due to the reduction in cost of comps transferred to the Casino department.

Food and beverage costs and expenses decreased by approximately $911,000, or 12.9%, from $7,088,000 during the 1996 period to $6,177,000 during the 1997 period resulting from a corresponding decrease in revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by approximately $830,000, or 8%, from $10,331,000 for 1996 to $9,501,000 for 1997 primarily due to reduced energy, maintenance and complimentary costs. As a percentage of total net revenues, selling, general and administrative expenses increased from 16.9% during the 1996 period to 17.7% during the 1997 period due to lower revenues over which fixed costs are incurred.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA decreased by approximately $1,455,000, or 20.9%, from $6,957,000 during 1996 to $5,502,000 during 1997 due to lower revenues, as discussed above.

Pursuant to covenants applicable to the New First Mortgage Notes and New Second Mortgage Notes, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. For the reference periods ending December 31, 1997 and March 31, 1998, the Company obtained waivers of those covenants from the holders of the First Mortgage Notes and Second Mortgage Notes due to the Ratio being lower than required as of the reference period ended December 31, 1997 and the expectation that it will be lower than required as of the reference period ended March 31, 1998. As of year-end 1997, the Ratio was
1.12 to 1.00. The waivers further provided that the noteholders will not take action prior to January 2, 1999 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending June 30 and September 30, 1998.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $1,513,000, or 39.6%, from $3,816,000 during the 1996 period to $2,303,000 during the 1997 period due to revaluation of property and equipment as a result of fresh start accounting.

Interest expense increased by approximately $2,506,000, or 100%, from $2,505,000 during 1996 to $5,011,000 for 1997, due to the restatement of the Company's mortgage notes as a result of the Plan. These notes began accruing interest as of August 12, 1996, the Confirmation Date.

Reorganization items totaling $2,192,000 were incurred by the Company during 1996. These consisted primarily of professional fees incurred as a result of the reorganization under Chapter 11 of the Bankruptcy Code. During 1997, there was $292,000 incurred for additional reorganization items.

NET INCOME (LOSS)

As a result of the factors discussed above, net loss increased by approximately $358,000, from a loss of $1,556,000 during 1996 to a loss of $1,914,000 during
1997.

1996 COMPARED TO 1995

REVENUES

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

Interest and other income decreased $481,000 primarily because of decreases in interest income accrued on Native American loans, which were fully reserved at December 31, 1995. However, in 1996, the Company received its first payment under the settlement agreement reached with the Twenty-nine Palms Band of Mission Indians - For additional information see ANative American Gaming Projects@, elsewhere herein.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

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

Correspondingly, hotel expenses increased $585,000 (7.4%) because of lower promotional costs allocation to the casino and because of slightly higher payroll costs. Food and beverage expenses increased $1,078,000 (17.9%) over 1995 almost entirely because of a lesser allocation of promotional costs to the casino.

OTHER EXPENSES

Taxes and licenses were comparable with 1995 consisting of increased payroll and slot taxes which were mostly offset by lower table games and property taxes. Selling, general and administrative expenses decreased $1,057,000 (9.3%) from 1995 primarily as a result of reduced payroll costs of corporate administrative and development staff. Rent expenses were comparable with 1995.

Depreciation and amortization decreased $132,000 (3.3%) in 1996 primarily because the remaining unamortized balance of debt issue costs related to the old 1993 First Mortgage Notes was charged to reorganization items at October 31, 1995 (See notes 1 and 8 of Notes to Consolidated Financial Statements) and slightly lower depreciation of property and equipment, which was mostly offset by the start-up (January 1, 1996) of amortization (over 60 months) of the $3,000,000 investment in the Fremont Street Experience.


Interest expense for 1996 decreased $5,501,000 from 1995 as reorganization proceedings continued. Interest expense of approximately $1,575,000 has been accrued from the August 12, 1996 Confirmation Date on the face amount of the New Second Mortgage Notes ($30 million at 13.5% per annum) which are to be issued when the Plan becomes effective. In addition, interest of approximately $170,000 has been accrued from the Confirmation Date on the New First Mortgage Notes (approximately $3.8 million face) which are to be issued when the Plan becomes effective. Because of the Chapter 11 proceedings, there has been no accrual of interest on the old $57,000,000 12.5% First Mortgage Notes since October 31, 1995. If accrued to the Confirmation Date, the interest expense on the old 12.5% notes would have been approximately $4,394,000 in 1996. (In addition, the remaining unaccreted discount balance related to the old 12.5% First Mortgage Notes was charged to expense as a reorganization item at October 31, 1995). There also has been no accrual of interest on the $1,425,000, 7.5% Convertible Subordinated Notes since October 31, 1995. If accrued to the Confirmation Date, the interest expense on the 7.5% notes would have been approximately $67,000 in 1996. In addition, there has been no accrual of interest on the $2,950,000 of prior period tax obligations since October 31, 1995. If accrued, the interest expense to the Confirmation Date on prior period tax obligations would have been approximately $185,000 for 1996.

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. At the Confirmation Date, the Company expensed approximately $761,000 of executive severance costs, of which approximately $318,000 was immediately due, with the remainder payable in monthly installments which continue into 1997. Other administrative expenses of $1,431,000 were included in reorganization expenses during 1996.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES

       For the years ended December 31, 1997, 1998 and 1995

                                                                      Page

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 1997
(Reorganized Company) and December 31, 1996
(Predecessor Company)

Consolidated Statements of Operations for the Ten Months Ended December 31, 1997 (Reorganized Company), Two Months Ended February 28, 1997 and Years Ended December 31, 1996 and 1995 (Predecessor Company); Combined Reorganized and Predecessor Company for the Year Ended December 31, 1997

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1997 (Reorganized Company), Two Months Ended February 28, 1997 and Years Ended December 31, 1996 and 1995 (Predecessor Company); Combined Reorganized and Predecessor Company for the Year Ended December 31, 1997

Notes to Consolidated Financial Statements

         All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Elsinore Corporation:

We have audited the consolidated balance sheets of Elsinore Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the period from March 1, 1997 (effective date) through December 31, 1997 and of Elsinore Corporation and subsidiaries, Debtor-In-Possession as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the period from January 1, 1997 through February 28, 1997 and for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries as of December 31, 1997 and the results of their operations and cash flows for the period from March 1, 1997 (effective date) through December 31, 1997 and of Elsinore Corporation and subsidiaries, Debtor-In-Possession as of December 31, 1996, and the results of their operations and their cash flows for the period from January 1, 1997 through February 28, 1997 and for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          /s/  KPMG Pear Marwick LLP


Las Vegas, Nevada
February 13, 1998



                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                            December 31, 1997 and 1996
                                              (Dollars in thousands)


                                                                       Reorganized            Predecessor
                                                                         Company                Company
                                                                    December 31, 1997        December 31,
                                                                                                 1996
                                                                   --------------------   --------------------

                             Assets
Current Assets:
  Cash and cash equivalents                                                      5,908                  7,208
  Accounts receivable, less allowance for
    doubtful accounts of $165 and $347,
    respectively                                                                   623                    815
Inventories                                                                        382                    354
Prepaid expenses                                                                 1,846                  1,177
                                                                   --------------------   --------------------
     Total current assets                                                        8,759                  9,554

Restricted cash                                                                    914                  4,445
Property and equipment, net                                                     39,042                 25,485
Investment in Fremont Street Experience LLC                                          -                  2,400

Reorganization value in excess of amounts
    allocable to indentifiable assets, net                                         367                      -


Other assets                                                                       741                    743
                                                                   --------------------   --------------------

    Total assets                                                                49,823                 42,627
                                                                   ====================   ====================






See accompanying notes to consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                      Consolidated Balance Sheets (continued)
                                            December 31, 1997 and 1996
                                              (Dollars in thousands)





                                                                           Reorganized              Predecessor
                                                                             Company                  Company
                                                                        December 31, 1997          December 31,
                                                                                                       1996
                                                                       --------------------     --------------------

Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                   1,174                    1,065
  Accrued interest                                                                   1,492                    2,137
  Accrued expenses                                                                   4,453                    6,176
  Current maturities of long-term debt                                               1,477                       50
                                                                       --------------------     --------------------
     Total current liabilities                                                       8,596                    9,428

Estimated liabilities subject to Chapter 11
  proceedings                                                                            -                   73,909
Long-term debt, less current maturities                                             38,141                        -
                                                                       --------------------     --------------------
     Total liabilities                                                              46,737                   83,337
                                                                       --------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Predecessor company,
  Common stock, $.001 par value per share.
     Authorized 100,000,000 shares.  Issued
     and outstanding 15,891,793 shares                                                   -                       16

  Reorganized company, Common stock, $.001 par value per share.
     Authorized 100,000,000 shares.  Issued
     and outstanding 4,929,313 shares                                                    5                        -
Additional paid-in capital                                                           4,995                   69,602
Accumulated deficit                                                                 (1,914)                (110,328)
                                                                       --------------------     --------------------
     Total shareholders' equity (deficiency)                                         3,086                  (40,710)
                                                                       --------------------     --------------------

     Total liabilities and shareholders'
       equity (deficiency)                                                          49,823                   42,627
                                                                       ====================     ====================

See accompanying notes to consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                 (Dollars in thousands, except per share amounts)
                                                                                                                    Combined
                                                                                                                   Reorganized
                                                                                                                       and
                           Reorganized                                                                             Predecessor
                             Company                            Predecessor     Company                              Company
                        ------------------    --------------------------------------------------------------    ------------------
                           Period from           Period from                                                         Twelve
                             March 1              January 1               Year                  Year                 Months
                                to                   to                   Ended                 Ended                 Ended
                        December 31, 1997       February 28,          December 31,          December 31,          December 31,
                                                    1997                  1996                  1995                  1997
                        ------------------    ------------------    ------------------    ------------------    ------------------
Revenues, net:
 Casino                            29,584                 6,922                42,300                39,964                36,506
 Hotel                              7,969                 1,736                11,202                 9,564                 9,705
 Food and beverage                  7,941                 1,745                12,373                12,136                 9,686
 Other                              1,962                   153                 1,502                 1,983                 2,115
 Promotional
   allowances                      (3,464)                 (760)               (6,178)               (6,674)               (4,224)
                        ------------------    ------------------    ------------------    ------------------    ------------------
   Total revenues,
     net                           43,992                 9,796                61,199                56,973                53,788
Costs and expenses:
 Casino                            11,589                 2,710                17,694                19,705                14,299
 Hotel                              7,241                 1,410                 8,482                 7,897                 8,651
 Food and beverage                  5,072                 1,105                 7,088                 6,010                 6,177
 Taxes and licenses                 4,497                   980                 6,592                 6,627                 5,477
 Selling, general and
   administrative                   7,694                 1,807                10,331                11,385                 9,501
 Rents                              3,508                   673                 4,055                 3,955                 4,181
 Provision for losses
  on loans receivable
  from Native American
  Tribes                                                                                             23,598
Casino development
  costs                                                                                               2,323
Depreciation and
   amortization                     1,774                   529                 3,816                 3,948                 2,303
Interest                            4,239                   772                 2,505                 8,006                 5,011
Interest, prior
  period income tax
  obligation                            -                     -                     -                   590                     -
                        ------------------    ------------------    ------------------    ------------------    ------------------
   Total costs and
     expenses                      45,614                 9,986                60,563                94,044                55,600
                        ------------------    ------------------    ------------------    ------------------    ------------------
 Income (loss) before
   reorganization
   items and
   extraordinary
   gain on
   elimination of
   debt                            (1,622)                 (190)                  636               (37,071)               (1,812)
                                                                                                                           =======


                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Operations(continued)
                                 (Dollars in thousands, except per share amounts)



                           Reorganized
                             Company                             Predecessor     Company
                        ------------------    ------------------------------------------------------------
                           Period from           Period from
                             March 1              January 1               Year                   Year
                                to                   to                   Ended                  Ended
                        December 31, 1997       February 28,          December 31,           December 31,
                                                    1997                  1996                   1995
                        ------------------    ------------------    ------------------    --------------------

Reorganization items                  292                     -                 2,192                   8,678
Extraordinary gain
  on elimination of
  debt                                  -                35,977                 -                           -
                        ------------------    ------------------    ------------------    --------------------
  Net income (loss)                (1,914)               35,787                (1,556)                (45,749)
                        ==================    ==================    ==================    ====================







Basic and diluted
  income (loss) per
  share:
  Income
    (loss) before
    extraordinary
    gain on
    elimination
    of debt                         ($.39)               ($0.01)               ($0.10)                 ($2.95)

  Extraordinary
    gain on
    elimination of
    debt                                -                 $2.26                     -                       -
                        ------------------    ------------------    ------------------    --------------------
  Net income (loss)                 ($.39)                $2.25                ($0.10)                 ($2.95)
                        ==================    ==================    ==================    ===================

Weighted average
  number of common
  shares
  outstanding                   4,929,313            15,891,793            15,891,793              15,511,983
                        ==================    ==================    ==================    ===================







See accompanying notes to consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                               Consolidated Statements of Shareholders' Equity (Deficiency)
                                       Years Ended December 31, 1997, 1996 and 1995
                                                  (Dollars in thousands)


Additional
                               Common        Common    Paid-in     Accumulated     Treasury
                               Shares        Stock     Capital     Deficiency       Stock     Total

Balance, December 31, 1994   13,135,214      $13      $61,346       $(63,023)       $-   $(1,664)

  Issuance of shares          2,500,000        3        3,744              -         -     3,747

  Issuance of shares upon
  partial conversion of
  7.5% convertible notes        256,579        -          225              -         -       225

  Net loss                          -          -          -          (45,749)        -   (45,749)
                             --------------------------------------------------------------------
 Balance, December 31, 1995  15,891,793       16       65,315       (108,772)        -   (43,441)

  Issuance of common stock
  subscription rights               -          -        4,287              -         -     4,287

  Net loss                          -          -          -           (1,556)        -    (1,556)
                             --------------------------------------------------------------------
Balance, December 31, 1996   15,891,793       16       69,602       (110,328)        -   (40,710)

  Proceeds from issuance of
  common stock subscription
  rights                            -          -          713              -         -       713

  Net income predecessor company
  Jan. 1, 1997-Feb. 28, 1997        -          -           -          35,787         -    35,787

  Fresh Start Adjustments   (10,962,480)     (11)     (65,320)        74,541         -     9,210

  Net loss of reorganized company
  Mar. 1, 1997-Dec. 31, 1997        -          -           -          (1,914)        -    (1,914)
                              -------------------------------------------------------------------

Balance December 31, 1997     4,929,313        5        4,995         (1,914)        -     3,086
                              ==================================================================




     See accompanying notes to consolidated financial statements.


                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                              (Dollars in thousands)

                                                                                                                  Combined
                                                                                                               Reorganized and
                                  Reorganized                                                                    Predecessor
                                    Company                        Predecessor       Company                      Company
                              -------------------  ---------------------------------------------------------  -------------------
                                  Period from         Period from            Year               Year               Twelve
                                  March 1 to         January 1 to           Ended               Ended           Months Ended
                               December 31, 1997     February 28,     December 31, 1996     December 31,        December 31,
                                                         1997                                   1995                1997
                              -------------------  ---------------  -------------------  -------------------  -------------------
Cash flows from operating activities:
 Net income (loss)                        ($1,914)       $35,787            ($1,556)           ($45,749)            $33,873
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary gain on
   elimination of debt                          -        (35,977)                 -                   -             (35,977)
 Depreciation
   and amortization                         1,774            529              3,816               3,948               2,303
 Loss on sale of equipment                      3              -                  -                   -                   3
 Accretion of discount on
   long-term debt                               -              -                 98               1,170                   -
 Write-off loans
   receivable, FSE operating
   costs and casino
   development costs                            -              -                  -              26,446                   -
 Reorganizational items                         -              -              2,192               8,678                   -
(Increase) decrease in
   accounts receivable                        (77)           269                (85)                 13                 192
(Increase) decrease in
   inventories                                (34)             6               (106)                148                 (28)
(Increase) decrease in
   prepaid expenses                          (558)          (111)              (149)                630                (669)
(Increase) decrease in
   restricted cash                           (561)         4,092             (4,445)              3,685               3,531
(Increase) decrease in
   other assets                                 -              2                 80              (2,665)                  2
Increase (decrease) in
   accounts payable                            72           (178)              (116)              2,658                (106)
Increase (decrease) in
   accrued expenses                        (2,314)           591             (1,368)             (2,073)             (1,723)
Increase (decrease) in
   accrued interest                          (868)           749              2,037               2,455                (119)
                              ------------------------------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                (4,477)         5,759                398                (656)              1,282
                              ------------------------------------------------------------------------------------------------



                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)
                                              (Dollars in thousands)

                                                                                                                    Combined
                                                                                                                Reorganized and
                                   Reorganized                                                                    Predecessor
                                     Company                          Predecessor       Company                     Company
                               -------------------  -------------------------------------------------------  ---------------------
                                   Period from         Period from                                                  Twelve
                                     March 1            January 1             Year               Year                Months
                                        to                 to                 Ended              Ended               Ended
                                   December 31,        February 28,        December 31,       December 31,        December 31,
                                      1997                1997                1996                1995                1997
                               -------------------  ---------------  --------------------  ----------------  ---------------------
Cash flows from investing activities:
 Notes and loans receivable,
   casino development costs
   and investment in
   FSE, LLC                                      -              -                  -              (8,244)                  -
 Capital expenditures                       (2,688)          (141)            (1,001)               (148)             (2,829)
 Proceeds from sale of
   equipment                                    95              -                  -                   -                  95
                               ---------------------------------------------------------------------------------------------------
 Net cash used in investing
   activities                               (2,593)          (141)            (1,001)             (8,392)             (2,734)
                               ---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Principal payments on
   long-term debt                             (549)           (12)               (48)                (62)               (561)
 Proceeds from issuance
   of long-term debt                             -              -                  -               1,983                   -
 Proceeds from issuance of
   Common stock, net                             -              -                  -               3,747                   -
 Proceeds from issuance of
   common stock and
   subscription rights                           -            713              4,287                   -                 713
 Debt issuance costs                             -              -                  -                (140)                  -
                               ---------------------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                   (549)           701              4,239               5,528                 152
                               ---------------------------------------------------------------------------------------------------



                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)
                                              (Dollars in thousands)


                                                                                                                   Combined
                                                                                                                Reorganized and
                                   Reorganized                                                                    Predecessor
                                     Company                        Predecessor      Company                        Company
                               ------------------  ---------------------------------------------------------  --------------------
                                   Period from         Period from                                                  Twelve
                                     March 1            January 1             Year               Year                Months
                                        to                  to               Ended               Ended               Ended
                                   December 31,        February 28,        December 31,       December 31,         December 31,
                                      1997                 1997               1996                1995                 1997
                               ------------------  -------------------  ----------------  ------------------  -------------------

Net increase (decrease) in
 cash and cash equivalents               (7,619)          6,319              3,636              (3,520)             (1,300)

Cash and cash equivalents at
 beginning of period                     13,527           7,208              3,572               7,092               7,208
                                         ------           -----              -----               -----               -----

Cash and cash equivalents at
 end of period                           $5,908         $13,527             $7,208              $3,572              $5,908
                                         ======         =======             ======              ======              ======



                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)
                                              (Dollars in thousands)


                                                                                                                   Combined
                                                                                                                Reorganized and
                                   Reorganized                                                                    Predecessor
                                     Company                        Predecessor      Company                        Company
                               -----------------  -----------------------------------------------------------  -------------------
                                   Period from         Period from                                                  Twelve
                                     March 1            January 1             Year               Year                Months
                                        to                 to                Ended               Ended               Ended
                                   December 31,        February 28,       December 31,        December 31,         December 31,
                                       1997                1997              1996                 1995               1997
                               -----------------  ------------------  ------------------  -------------------  -------------------
Supplemental  disclosure of
non-cash investing and financing
activities:

Fresh start adjustments
which result in increase (decrease)
to the following:
  Property and
    equipment,net                           -             (13,130)                 -                   -             (13,130)
  Leasehold acquisitions
    costs, net                              -               1,907                  -                   -               1,907
  Reorganization value
    in excess of amounts
    allocable
    to identifiable
    assets                                  -                (387)                 -                   -                (387)
  Investment in Fremont
    Street Experience LLC                   -               2,400                  -                   -               2,400
  Accounts payable                          -                 344                  -                   -                 344
  Accrued interest                          -                (525)                 -                   -                (525)
  Estimated liabilities
    subject to Chapter 11
    proceedings                             -             (72,552)                 -                   -             (72,552)
  Long-term debt, less
    current maturities                      -              36,756                  -                   -              36,756
  Common stock, predecessor
    company                                 -                 (16)                 -                   -                 (16)
  Common stock, reorganized
    company                                 -                   5                  -                   -                   5
  Additional paid
    in capital                              -             (65,320)                 -                   -             (65,320)
  Accumulated deficit                       -             110,518                  -                   -             110,518



                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)
                                              (Dollars in thousands)

                                                                                                                     Combined
                                                                                                                  Reorganized and
                                   Reorganized                                                                      Predecessor
                                     Company                        Predecessor      Company                          Company
                               ------------------  ---------------------------------------------------------------  -------------

                                   Period from        Period from                                                          Twelve
                                     March 1           January 1                    Year                Year               Months
                                        to               to                         Ended               Ended              Ended
                                   December 31,       February 28,               December 31,        December 31,       December 31,
                                       1997             1997                         1996                1995              1997
                               ------------------  --------------------  ----------------------  -----------------  -------------
Cash paid during the year for:
  Interest                           5,129                  -                        367               3,998               5,129
  Income taxes                           -                  -                          -               3,475                   -
  Equipment purchased with
    capital leases                   1,889                  -                          -                   -               1,889
  Conversion of convertible
    notes to common stock                -                  -                          -                 225                   -



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

Pursuant to the Plan, the following occurred upon the Effective Date:

The old common stock interests in the Predecessor Company were canceled and the Reorganized Company issued 4,929,313 shares of new common stock (the "New Common Stock"). The New Common Stock was distributed to the following classes of creditors and equity holders:

              12.5% First Mortgage noteholders                                          3,750,000
              7.5% Convertible Subordinated noteholders                                    68,234
              Internal Revenue Service                                                     38,373
              Old common stockholders                                                      72,706
                                                                                        ---------
                   Total                                                                3,929,313
                                                                                        =========

The Reorganized Company issued the remaining 1 million shares through a rights offering which raised $5 million to assist in funding the Plan. These shares were subscribed for by members of the following classes of creditors and equity holders:

              12.5% First Mortgage noteholders                                            995,280
              Old common stockholders                                                       4,720
                                                                                        ---------
                   Total                                                                1,000,000
                                                                                        =========

The Plan also calls for the Reorganized Company to issue the following additional shares of New Common Stock to the following creditor groups as soon as disputed claims within those groups are resolved:

              Unsecured Creditors of Four Queens, Inc.                        50,491
              Unsecured Creditors of Elsinore Corporation                     20,196
                                                                              ------
                   Total                                                      70,687
                                                                              ======

After giving effect to this issuance of additional shares, the Reorganized Company will have 5 million issued and outstanding shares of New Common Stock.

The proceeds from the rights offering were held in a separate bank account and use was restricted until the Effective Date.

Riviera Gaming Management Corp. - Elsinore ("RGME") holds a warrant to purchase 1,125,000 shares of New Common Stock for $1 per share.

The old 1994 Mortgage Notes were amended and restated to include the original principal amount of $3,000,000, accrued interest at 20% through the Confirmation Date in the amount of $726,000, and attorney's fees and disbursements through the Effective Date of $130,000 resulting in a new principal amount of $3,856,000. On the Effective Date, each 1994 Mortgage Note holder received its prorata share of restated first mortgage notes (the "New First Mortgage Notes"). The New First Mortgage Notes bear interest at 11.5%, payable quarterly commencing on the fourth month following the Confirmation Date and are due four years from the Confirmation Date. These noteholders retained their lien interests as collateral for repayment.

The old 1993 First Mortgage Notes were amended and restated to reduce the principal amount of $57,000,000 to $30,000,000 which represented the secured portion of the claim. On the Effective Date, each 1993 First Mortgage Note holder received its prorata share of restated second mortgage notes (the "New Second Mortgage Notes"). The New Second Mortgage Notes bear interest at 13.5%, payable semi-annually and are due five years from the Confirmation Date. The unsecured portion of their claim, approximately $4,000,000 (representing accrued interest through the date of filing the Chapter 11 petition at 12.5%), was exchanged for shares of New Common Stock as described above.

The Convertible Notes with the principal amount of $1,425,000 were exchanged for 63,234 shares of New Common Stock on a prorata basis.

The general unsecured creditors with claims in the amount of approximately $3,510,000 received a prorata share of $1,400,000 and are entitled to 70,687 shares of New Common Stock. The stock distribution will take place once certain litigation has been settled which will determine the number of shares to which each individual unsecured creditor is entitled.

The Internal Revenue Service ("IRS") has agreed to a note payable in the amount of $629,000 in settlement of an unsecured claim to be fixed in the amount of $1,893,000 which was calculated based on the percentage of the allowed claim compared to the total general unsecured claims. The note is non-interest bearing and payable in semi-annual payments beginning August 1997. Additionally, the IRS received a note payable in the amount of $1,087,000 and 38,373 shares of New Common Stock in settlement of its secured claim. The note will accrue interest at 8% per annum and is due four years from the Effective Date. Finally, the IRS had an unsecured priority claim in the amount of $5,000 which was paid.

The Company's Board of Directors was reconstituted to include five members, of which four were designated by the Bondholders Committee and one was appointed by the Equity Committee in the bankruptcy proceedings.

2.       Fresh Start Reporting

In connection with its emergence from bankruptcy on the Effective Date, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $5.0 million was determined by the Company. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions, historical and estimated performance of the Company as well as of the gaming industry, discussions with various potential investors and certain financial analyses.

Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been reflected as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet as of March 1, 1997. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to estimated fair market value, will have a significant effect on the Company's future statements of operations. The more significant of these adjustments relates to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

The effects of the Plan and fresh start reporting on the balance sheet at February 28, 1997 are as follows:



                                     Predecessor            (a)            (b)              (c)              Reorganized
                                       Company             Debt          Issue of        Fresh Start           Company
                                     February 28,       Discharge         Stock          Adjustments            March 1,
                                         1997                                                                     1997
                                  ------------------- --------------- -------------- ------------------- -----------------------
Assets
Current assets:
      Cash and cash equivalents           13,527                                                                  13,527
      Accounts receivable, net               546                                                                     546
      Inventories                            348                                                                     348
      Prepaid expenses                     1,288                                                                   1,288
                                  ------------------- --------------- -------------- ------------------- --------------------
Total current assets                      15,709                                                                  15,709

Property and equipment, net               23,191                                             13,130               36,321
Leasehold acquisition costs, net           1,907                                             (1,907)
Reorganization value in excess of amounts
      allocable to identifiable assets                                                          387                  387
Investment in Fremont Street
      Experience LLC                       2,400                                             (2,400)
Restricted cash available
     for payment on long-term debt           353                                                                     353
Other assets                                 740                                                                     740
                                  ------------------- --------------- -------------- ------------------- --------------------
Total assets                             $44,300             $ -            $ -              $9,210              $53,510
                                  =================== =============== ============== =================== ====================

Liabilities and Shareholders' Equity
(Deficiency)

Current liabilities:
      Current maturities of
          long-term   debt                    41                                                873                  914
      Accounts payable                       757             344                                                   1,102
      Accrued expenses                     6,766                                                                   6,766
      Accrued interest                     2,886            (525)                                                  2,361
                                  ------------------- --------------- -------------- ------------------- --------------------
Total current liabilities                 10,451            (181)                               873               11,143

Estimated liabilities subject to
      Chapter 11 proceedings              72,552         (72,552)
Long-term debt, less
     current maturities                    1,484          36,756                               (873)              37,367
                                  ------------------- --------------- -------------- ------------------- --------------------
Total Liabilities                         84,487         (35,977)                                                 48,510
                                  ------------------- --------------- -------------- ------------------- --------------------

Shareholders' equity (deficiency)
      Common stock,
          Predecessor company                 16                                                (16)
      Common stock,
          Reorganized company                                                 4                   1                    5
      Additional paid in capital          70,315                             (4)            (65,316)               4,995
      Accumulated deficiency            (110,518)         35,977                             74,541
                                  ------------------- --------------- -------------- ------------------- --------------------

Total Shareholders'
     equity (deficiency)                 (40,187)         35,977                              9,210                5,000
                                  ------------------- --------------- -------------- ------------------- --------------------
Total liabilities and shareholders'
      equity (deficiency)                $44,300             $ -            $ -              $9,210              $53,510
                                  =================== =============== ============== =================== ====================

      (a) To record the discharge of prepetition obligations pursuant to the Plan of Reorganization. (b) To record the issuance of 3,929,313 shares of New Common Stock. (c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

3.       Reorganization Items

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items for 1997, 1996 and 1995 consisted of the following (in thousands):

                                                  1997      1996      1995
                                                  ----      ----      ----
   Administrative expenses                      $  192     $1,431   $  293
   Severance expenses                              100        761        -
   Write-off of debt issuance costs                  -          -    2,695
   Write-off of original issue discount on debt      -          -    5,690
                                                 -----      -----    -----
                                                $  292     $2,192   $8,678
                                                 =====      =====    =====

4.       Summary of Significant Accounting Policies

(a)   Reorganization Value in Excess of Amounts Allocable to Identifiable Assets


Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at December 31, 1997 is approximately $20,000. The Company will continue to assess the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

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


                    Years Ended December 31,
                 1997         1996        1995
                 ----         ----        ----
                   (Dollars in thousands)

Hotel           $  703        $1,215      $1,608
Food & beverage  2,219         3,908       4,869
                 -----         -----      ------
 Total          $2,922        $5,123      $6,477
               =======        ======      ======

(d)      Cash Equivalents


Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less.

(e)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

(f)      Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 7 to 40 years. Equipment held under capital leases is recorded at the net present value of minimum lease payments at the inception of the lease and amortized over the shorter of the terms of the leases or estimated useful lives of the related assets.

(g)     Investment in Fremont Street Experience

The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC ("FSELLC"), a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience. The Company's $3,000,000 capital contribution for its one-sixth ownership of FSELLC was paid in full by January 1994. During 1995, the Company paid approximately $525,000 to FSELLC, representing its allocated share of the 1995 operating costs of the Fremont Street Experience. These costs were capitalized and expensed upon the opening of the project. As a result of fresh start reporting, the Company deemed that the capital contribution had no future value and the remaining $2,400,000 was expensed. The Company=s allocated share of the operating costs of the Fremont Street Experience ($1,000,000 in 1996 and $600,000 in 1997) are expensed as incurred.

(h)      Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)      Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the year, including common stock equivalents. There were no common stock equivalents, therefore basic and diluted loss per share are equal.


(j)      Stock Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company has no stock-based plans outstanding at December 31, 1997.

(k)      Long-lived Assets

In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and there was no write-down of assets for the years ended December 31, 1997 and 1996 other than in connection with the application of fresh start accounting.

(l)      Reclassification

Certain  prior  period  reclassifications  have  been  made  in the  Predecessor
Company's  financial   statements  to  conform  to  the  Reorganized   Company's
presentation.

(m)      Use of Estimates

Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)      Fair Value of Financial Instruments

The carrying amounts of cash equivalents, receivables and accounts payable approximates fair value because of the short term maturity of these instruments. The carrying amount of the long-term debt approximates fair value because it is deemed to be fully secured and bears interest at an appropriate rate.


(o)      Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997.

The Company believes there is no material impact of these pronouncements on the Company's financial statements.

5.       Long-Term Debt

Long-term debt consists of the following:

                                                     December 31,
                                                   1997       1996
                                                   ---------------
         11.5% New First Mortgage Notes
                  ("11.5% Notes")               $ 3,856     $    -
         13.5% New Second Mortgage Notes
                  ("13.5% Notes")                30,000          -
         Notes payable - IRS                      1,404          -
         Notes payable - Other                    1,104          -
         Capital leases                           3,254          -
         Prepetition liabilities:
                  Subject to compromise               -      4,487
                  Not subject to compromise           -     69,422
                                                --------   --------
                                                 39,618     73,909
         Less current maturities                 (1,477)         -
                                                --------   --------
                                                $38,141    $73,909
                                                ========   ========

The 11.5% Notes bear interest at 11.5% payable on March 1, June 1, September 1, and December 1 of each year. Principal is due on August 20, 2000. The 11.5% Notes are redeemable at any time at 102% of par. The Company is required to make an offer to purchase all 11.5% Notes at 101% upon any "Change of Control" as defined in the Amended and Restated Note Agreement governing the 11.5% Notes ("Note Agreement"). The Company is also required to offer to purchase a portion of the 11.5% Notes in the amount of any proceeds received on the Palm Springs East Limited Partnership Note. The 11.5% Notes are collateralized by a first priority deed of trust on and pledge of substantially all assets of Elsinore Corporation, Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership. The 11.5% Notes are guaranteed by certain wholly owned subsidiaries of the Company.

The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the 11.5% Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth (as defined).

The 13.5% Notes bear interest at 13.5%, payable on February 28 and August 31 of each year. Principal is due on August 20, 2001. The 13.5% Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all 13.5% Notes at 101% upon any "Change of Control" as defined in the Indenture governing the 13.5% Notes. The 13.5% Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors. The 13.5% Notes have substantially the same restrictions and covenants as the 11.5% Notes.

At December 31, 1997, the Company was not in compliance with consolidated fixed charges coverage ratio covenants applicable to the 11.5% Notes and 13.5% Notes. Waivers of compliance were received from holders of the 11.5% Notes and 13.5% Notes.

The Company has various unsecured notes payable with certain vendors as a result of the bankruptcy. These notes are non-interest-bearing and are payable in either quarterly installments of $31,000 or semiannual installments of $240,000 through October 2001.

The Company has two unsecured notes payable with the IRS as a result of the bankruptcy. One note bears interest at 8% and the other is non-interest-bearing. The notes are payable in semiannual installments of $266,000 through February 2000.

Maturities of the Company's long-term debt are as follows:

         Year Ending December 31,
                           1998                      $  1,477
                           1999                         1,268
                           2000                         4,956
                           2001                        30,440
                           2002                             4
                           Thereafter                   1,473
                                                     --------
                                                     $ 39,618
                                                     ========

6.       Native American Casino Operations

Spotlight 29 Casino

Since March 1995, Elsinore Corporation, its wholly owned subsidiary, Elsub Management Corporation and Palm Springs East Limited Partnership, of which Elsub is the general partner (collectively for purposes of this section of this Note, the "Company"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") have been involved in a dispute regarding, among other things, the terms of a management contract (the "contract") under which the Company had the exclusive right to manage and operate the Spotlight 29 Casino (the "Spotlight 29"), owned by the Band, located near Palm Springs, California.

During 1995, the Company was ousted as manager. As a result, casino development costs of $1,037,000 were written off, accrued interest and working capital loans of $3,500,000 were written off and a reserve of $9,000,000 was recorded against the principal balance of the note receivable.

On March 29, 1996, the Company reached a settlement with the Band which has been approved by the Bankruptcy Court and which has received final clearance by the Bureau of Indian Affairs. The Company has received a promissory note from the Band in the principal amount of $9,000,000. While the note has a 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months, the note will be automatically extended for up to an additional two years. If still not fully paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the National Indian Gaming Commission. If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. The Company has received $711,000 and $353,000 of interest which was recorded in the years ended 1997 and 1996 respectively. Given that the $9 million recovery is limited to 20% of the net income generated by Spotlight 29 management determined not to reduce the allowance for loss in the amount of $9,000,000 against the receivable which was provided during the quarter ended December 31, 1995.

7 Cedars Casino

Elsinore  Corporation,  through  its  wholly-owned  subsidiary,  Olympia  Gaming
Corporation (collectively for purposes of this section of this Note, the "Company"), had a Gaming Project Development and Management Agreement (the "Contract") to operate the 7 Cedars Casino (the "7 Cedars") which is located on the Olympic Peninsula in the state of Washington and is owned by the Jamestown S'Klallam Tribe (the "Tribe"). In addition, pursuant to a loan agreement, the Company loaned $9,000,000 to the Tribe for the construction of 7 Cedars.


During 1995, the contract was terminated by 7 Cedars. As a result, the Company recorded a reserve on the $9,000,000 note and wrote off unamortized casino development costs in the amount of $242,000 and all accrued interest. During 1997, the Company wrote off the note receivable and related reserve.

Mojave Valley Resort Project

During 1995, management wrote off approximately $807,000 of casino development costs related to this unsuccessful project.

7.       Property and Equipment, Net

Property and equipment, net, consists of the following:

                                              December 31,
                                         1997             1996

                               (Dollars in thousands)

         Land                           $ 2,800         $  1,275
         Buildings                       27,088           39,240
         Equipment                       10,265           24,488
         Leasehold acquisition costs          -            6,839
         Construction in progress           399               53
                                        -------          -------
                                         40,552           71,895
         Less accumulated depreciation
            and amortization              1,510           46,410
                                        -------          -------
                                        $39,042          $25,485
                                        =======          =======

8.       Accrued Expenses

Accrued expenses consist of the following:


                                                   December 31,
                                                1997         1996
                                              (Dollars in thousands)

Salaries and wages                            $1,471        $1,584
Payroll taxes and employee benefits              931           883
Gaming taxes                                     143           107
Slot club liability                              616           546
Outstanding chip & token liability               515           692
Other                                            777         2,364
                                              ------        ------
                                              $4,453        $6,176
                                              ======        ======
9.       Income Taxes


No income tax benefit related to the 1997, 1996 and 1995 losses has been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                  December 31,
                                               1997         1996
                                             (Dollars in thousands)
Deferred tax assets:
 Accounts receivable, principally
    due to allowance for doubtful
    accounts                                   $  56          $135
 Accrued compensation, principally
    due to accrual for financial
    reporting purposes                           635           738
 Progressive slot and slot club accruals         414           143
 Merger costs, principally due to amounts
    not currently deductible for tax
    purposes                                     103             -
 Tax asset from predecessor company            6,721             -
 Net operating loss carryforwards                  -        34,887
 General business credit carryforward,
    principally due to investment
    tax credit generated in prior years            -           640
 Alternative minimum tax (AMT)
    credit carry-forward from AMT
    paid in prior years                            -           312
 Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods               63            63
Tax loss due to sale of New Jersey
    subsidiaries in prior periods                726           714
Loan receivable principal due to
   allowance for uncollectibility                  -         8,023
Reorganization items, principally due
   to amounts not currently
   deductible for tax purposes                     -         3,723
                                            --------      --------
Total gross deferred tax assets                8,718        49,378

 Less valuation allowance                     (4,337)      (45,099)
                                          -----------     ---------
      Net deferred tax assets                  4,381         4,279
                                          -----------     --------
Deferred tax liabilities:
 Plant and equipment, principally due to
    differences in depreciation               (4,018)       (3,966)
 Prepaid expenses, principally due to
    deduction for tax purposes                  (363)         (313)
                                           ----------     ---------
Total gross deferred tax
    liabilities                               (4,381)       (4,279)
                                           ----------     ---------

       Net deferred tax liability             $    -       $     -
                                           ==========      ========

     Prior to emergence from bankruptcy following the close of business on February 28, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $102,600,000. As a result of ownership changes in prior years, Internal Revenue Code Section 382 ("Section 382") limited the amount of loss carryforward currently available to offset federal taxable income. As a result of the bankruptcy and the resulting change in ownership, the existing net operating loss is limited under Section 382. The loss carryforwards begin to expire in the year 1999 and will completely expire by 2007.

The Company had general business tax credit carryforwards for federal income tax purposes of approximately $640,000 which are available to reduce future federal income taxes, if any, through 1999. In addition, the Company had alternative minimum tax credit carryforwards of approximately $312,000 which are available to reduce future federal income taxes, if any, over an indefinite period. Both of these amounts are limited by Section 382 and may not be available for use in future periods.

Prior Period Tax Obligation

Due to IRS examinations of the Company's consolidated income tax returns for the fiscal years ended January 31, 1980, 1981, 1982 and the eleven months ended December 31, 1983, the Company was assessed additional tax and interest of $5.7 million. The Company and the IRS entered into an installment payment agreement to satisfy this obligation. Upon filing for protection under Chapter 11 of the bankruptcy code, the Company had a remaining obligation to the IRS in the amount of approximately $2,985,000. The settlement of this obligation is fully described in Note 1.

10.  Common Stock Offering

On January 25, 1995, the Company completed a public offering of 2,500,000 shares of common stock for $1.75 per share. Net proceeds to the Company after payment of underwriting discounts and commissions and other direct costs of the offering were approximately $3,747,000.

11.      Commitments and Contingencies

RGME manages the Four Queens Hotel & Casino in accordance with the management agreement effective April 1, 1997. RGME receives a minimum annual fee of $1 million in equal installments plus 25% of the excess of earnings before interest, taxes, depreciation and amortization ("EBITDA") over $8 million. RGME also received warrants to purchase 1,125,000 shares of common stock at $1 per share. The agreement is for approximately 40 months and can be extended for an additional 24 months at RGME's option if certain performance standards are met.

The Company is liable for one-sixth of the operating expenses incurred by Fremont Street Experience, LLC.

The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act and breach of contract.

The Company believes that this claim is included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million and, therefore, will not have a material financial effect on the Company.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

12.  Leases

All non-cancelable leases have been classified as capital or operating leases. At December 31, 1997, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                           December 31,
                                          1997              1996
                                          ----              ----
                                          (Dollars in thousands)
     Building                            $1,364           $2,062
     Equipment                            1,477              324
                                         ------           ------
                                          2,841            2,386
     Less accumulated amortization         (110)            (817)
                                         ------           ------
                                         $2,731           $1,569
                                         ======           ======

Amortization of assets held under capital leases is included with depreciation and amortization expense in the Consolidated Statements of Operations.



The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:

                                        Capital       Operating
                                         Leases        Leases
                                        (Dollars in thousands)
     Years Ending December 31,

     1998                              $   971         $  2,979
     1999                                  680            2,967
     2000                                  680            2,945
     2001                                  511            2,945
     2002                                  223            2,946
     Thereafter                          7,022           91,761
                                        ------         --------
   Total minimum lease payments         10,087         $106,543
                                                       ========
   Less: amount representing
         interest(at imputed rates
         ranging from 11.5%
         to 15.0%                        6,833
                                        ------
     Present value of net
         minimum capital lease
         payments                        3,254
   Less: current maturities                676
                                        ------
   Capital lease obligations,
    excluding current maturities        $2,578
                                        ======

13.  Benefit Plans

Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1997, 1996 and 1995 totaled $149,000, $87,000, and $97,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

On October 1, 1990,  the  Company  instituted  a savings  plan  qualified  under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $120,000, $130,488, and $138,000 for 1997, 1996 and
1995, respectively. There were 438, 469, and 496 participants in the savings plan as of December 31, 1997, 1996 and 1995, respectively.

14.  Taxes and Licenses, Other Than Income Taxes

Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                          Operating Departments
                         (Dollars in thousands)

                                    Food and
           Casino        Hotel      Beverage     Other     Total


1997       $3,513      $   477       $ 413       $1,074    $5,477
1996       $4,496      $   468       $ 497       $1,132    $6,592
1995       $4,377      $   454       $ 483       $1,313    $6,627
           ======      =======       =====       ======    ======

15.  Supplemental Financial Information

A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1997, 1996 and 1995 follows:

                 Balance at                              Balance
Allowance for  Beginning of                            At End of
Doubtful Accounts   Year     Additions     Deductions     Year
Years Ended
1997               $347        $ 64           $246          $165
1996               $201        $321           $175          $347
1995               $214        $ 68           $ 81          $201
                   ====        ====           ====          ====

16.      Event After Date of Auditor's Report

The Company entered into an Agreement and Plan of Merger ("Merger Agreement")with R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), entities controlled by Mr. Allen Paulson. Pursuant to the Merger Agreement, the Company would merge with EAS and, as a result, would become a wholly-owned subsidiary of R&E and the Company's shareholders (other than those who exercise dissenter's rights under Nevada law) would receive, for each share of the Company's common stock owned by them, cash in the amount of $3.16 plus an amount equal to the daily accrual on $3.16 at 9.43% compounded annually, accruing from June 1, 1997 to the date immediately preceding consummation of the merger.

The Company has received from R&E a notice, dated March 20, 1998, stating that the Merger Agreement is void or, alternatively, R&E and EAS intend to terminate the Merger Agreement. As the grounds for its position, R&E has alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the Company's controlling shareholder in connection with the Option and Voting Agreement relating to the Company's stock which that shareholder entered into with R&E, and the non-satisfaction of certain conditions precedent to completing the merger. The Company rejects the allegations against it by R&E and is of the view that R&E is required to consummate the merger, subject to approval by gaming authorities. The Company is reserving all of its rights with respect to R&E's legal obligations.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.

                  None.






                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

         The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company. Each person listed below assumed his position with the Company on the Plan Effective Date.

Name                                    Age                      Position

John C. "Bruce" Waterfall               60                       Chairman of the Board

Jeffrey T. Leeds                        42                       President, Chief Executive Officer and Director

S. Barton Jacka                         61                       Treasurer, Secretary and Director

Edward M. Nigro                         55                       Director

Harry C. Hagerty, III                   37                       Director

         Each director assumed his position pursuant to the Plan, which further provided that (i) the Company's board of directors shall consist of at least five members, one of whom is selected by the holders of the Company's old common stock that was canceled on the Plan Effective Date (the "Equity Nominee") and
(ii) the Equity Nominee is to serve as a director for two years. Mr. Hagerty was selected as the Equity Nominee.

John C. "Bruce" Waterfall. Mr. Waterfall has been a professional money manager and analyst for the past 29 years with MWV, of which he is President and a co-founder. Certain investment accounts managed by MWV own 94.3% of the outstanding Common Stock, and Mr. Waterfall exercises sole voting and investment authority over that Common Stock. Mr. Waterfall also serves as a director of Darling International, Inc., a publicly reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Jeffrey T. Leeds. Since 1993, Mr. Leeds has been President of Leeds Group, Inc., a private investment banking firm which he co-founded. Mr. Leeds is also a Principal of Advance Capital Management, LLC, a private equity firm which he formed in 1995. Mr. Leeds also serves as a director of Alarmguard Holdings, Inc., a publicly reporting company under the Exchange Act.

S. Barton Jacka. Mr. Jacka is a gaming consultant and serves as chairman of the gaming compliance committees of two other publicly held companies licensed by the Nevada Gaming Authorities. From 1993 to 1996, Mr. Jacka was with Bally Gaming, Inc. and Bally Gaming International, Inc., first as Director of Government Affairs and Gaming Compliance and later as Vice President. Mr. Jacka retired from the position of Chairman of the Nevada State Gaming Control Board, a position he held from 1985 to 1987, prior to entering the private sector.

Edward M. Nigro. Since 1980, Mr. Nigro has been President of Nigro, Inc. and Nigro Associates, both of which he founded. The companies' activities include business consulting, casino/hotel management, construction, residential and commercial real estate development and capital formation.

Harry C. Hagerty, III. Mr. Hagerty is Managing Director - Investment Banking Department of Deutsche Morgan Grenfell, which he joined in 1994. Previously, he was a Senior Vice President in the investment banking group of Dillon Reed & Co., Inc.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely upon a review of Forms 3 and 4 furnished to the Company pursuant to SEC Rule 16a-3(e) during fiscal year 1997, Form 3 was filed later than the due date by the Company's directors other than Mr. Waterfall. The Form 3 filed by Mr. Hagerty reports his acquisition of Common Stock on the Plan Effective Date. Each Form 3 filed by Directors Leeds, Jacka and Nigro reports no ownership of Common Stock.

Item 11. EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid by the Company to each person who served as Chief Executive Officer during any part of the year ended December 31, 1997. No person who held any other executive officer position during any part of 1997 received a total annual salary and bonus in excess of $100,000 in such year.




                                                                                   Long Term
                                                                                  Compensation
                                               Annual Compensation                   Awards
                                                                                ------------------
                                                                                     Securities          All Other
Name and Principal Position                                                          Underlying         Compensation
                                   Year       Salary ($)         Bonus($)            Options (#)            ($)
                                   ----       ----------         --------            -----------            ---

Jeffrey T. Leeds                   1997        35,000                  -0-               -0-              -0-
    President and Chief            1996           -0-                  -0-               -0-              -0-
    Executive Officer (1)          1995           -0-                  -0-               -0-              -0-

Thomas E. Martin                   1997         7,583                  -0-               -0-              60,000(3)
    President and Chief            1996       540,683 (3)              -0-               -0-                 672(4)
    Executive Officer (2)          1995       343,344                  -0-               -0-               2,310(4)


(1) Mr. Leeds assumed his positions on the Plan Effective Date.

(2) Mr. Martin resigned from his positions, effective as of the Plan Effective Date.

(3) In 1996 Mr. Martin was given a severance of one year's annual salary of $360,000. (See "Employment Contracts and Termination of Employment and Change-in Control Arrangements" below.) In 1997 Mr. Martin received the last $60,000 installment of that severance payment.

(4) These amounts represent matching contributions under the Company's 401(k) Plan.

Stock Options and Similar Rights.

         The Company granted no stock options or stock appreciation rights (collectively, "Stock Rights") during 1997 nor were any Stock Rights exercised in 1997. As of the Plan Effective Date, all previously outstanding Stock Rights were canceled.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

        In March 1993, the Company under its former management adopted an Amended and Restated Senior Executive Severance Plan (the "Severance Plan"). At the time of, and pursuant to, adoption of the Severance Plan, the Company entered into severance agreements with then Chairman of the Board Frank L. Burrell, Jr. and then President and Chief Executive Officer Thomas E. Martin. Under such agreements, these two officers were to receive an amount equal to two times their respective annual salaries, in each case, 30 days after termination (subject to certain limitations) if such termination occurred within two years after a change in control of the Company. The Severance Plan also provided that a covered officer may "put" to the Company any stock options theretofore granted to him under the Company's option plans in return for cash payments equal to the difference (if greater than zero) between the "fair market value" (as defined in the relevant option plan) and the exercise price per share of such options. Pursuant to the Plan, Mr. Burrell's and Mr. Martin's severance agreements, as modified by the U.S. Bankruptcy Court, were assumed by the Company. Those agreements provided for severance payments of $240,000 and $360,000 to Messrs. Burrell and Martin, respectively, to be paid over six months commencing on the Confirmation Date.

Compensation Committee Interlocks.

         During 1997 prior to the Plan Effective Date, the Company had a Compensation Committee whose duties were to establish the salaries of the Company's executive officers; to exercise the authority of the Board of Directors concerning the Company's benefit plan; to administer the Company's stock option plans; to make recommendations to the Board of Directors concerning salary increases and bonus awards for he Company's executives, including the Chairman of the Board and the President/Chief Executive Officer; and to advise the Board of Directors on other compensation and benefit matters. The members of the Compensation Committee were Chairman of the Board Burrell (who received compensation as an executive officer), Director Howard Carlson and Director Robert McKerroll.

         Since the current directors and executive officers assumed their positions on the Plan Effective Date, the full Board of Directors has made all decisions regarding executive officer compensation. Messrs. Leeds and Jacka receive compensation as executive officers and are members of the Board of Directors.

Compensation of Directors.

         Current Board of Directors. Mr. Waterfall receives no compensation from the Company for serving as Chairman of the Board and attending Board of Directors meetings. Each of the other directors receives an annual fee of $25,000 in consideration of his attendance at each quarterly Board of Directors meeting plus $1,000 for each additional meeting (other than meetings by telephone conference) at which his attendance is required. All directors receive reimbursement for reasonable expenses incurred in attending each meeting of the Board of Directors. Jeffrey T. Leeds and S. Barton Jacka also receive $10,000 per year in consideration of serving as executive officers of the Company.

         The Company has approved in principle the payment of an additional fee to Directors Leeds and Nigro for serving on the Special Committee which the Board of Directors appointed to consider, and to make recommendations to the Board of Directors concerning, the Merger Agreement. The amount of such compensation has not yet been fixed. The Company approved in principle the fee payment and the two directors agreed to serve on the Special Committee based on the mutual understanding that the compensation would not be based on the conclusions reached by the Special Committee or by the full Board of Directors or on whether the Merger is ultimately consummated.

         Board of Directors Prior to the Effective Date. An annual fee of $25,000, prorated on a monthly basis, was payable to each former non-employee director of the Company. In 1997 prior to the Plan Effective Date, they each received two monthly fee payments. Annual fees, prorated on a monthly basis, were also paid to former directors for service on Board of Directors committees, as follows: Executive - $12,000; Nominating - $2,500; Compensation - $2,500 ($5,000 for Chairman); Audit - $2,500; and Finance - $6,000. In 1997 prior to the Plan Effective Date, each committee member received two monthly payments of these respective annual fees. In addition, the directors were reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         As of March 26, 1998, the beneficial ownership of Common Stock, which is the only outstanding class of Elsinore equity or voting securities, by each person who is known by Elsinore to be the beneficial owner of more than 5% of the outstanding Common Stock, is as follows (1):





Name and Address of Beneficial Owner                                Amount and Nature of               Percent of
------------------------------------                                --------------------               ----------
                                                                    Beneficial Ownership                  Class
                                                                    --------------------                  -----

John C. "Bruce" Waterfall, who exercises voting and investment authority over the Common Stock owned by the MWV Accounts, as follows (2)(3):


     The Common Fund for Non-Profit
        Organizations                                                             232,322                   4.7
     Morgens Waterfall Income Partners, L.P.                                      130,100                   2.6
     MWV Employee Retirement Plan Group Trust                                      41,818                     *
     Restart Partners, L.P.                                                       813,127                  16.5
     Restart Partners II, L.P.                                                  1,156,964                  23.5
     Restart Partners III, L.P.                                                   803,834                  16.3
     Restart Partners IV, L.P.                                                    506,462                  10.3
     Betje Partners                                                               134,747                   2.7
     Restart Partners V, L.P.                                                     213,736                   4.3
     Phoenix Partners, L.P.                                                       613,330                  12.4
                                                                                  -------                  ----
                  Total                                                         4,646,440                  94.3
                                                                                =========                  ====
     * Less than 1% of the outstanding shares.

         (1) In addition to the persons reported in the table, RGME holds warrants to purchase 1,125,000 shares of Common Stock. (See Item 1. BUSINESS - The Four Queens Casino.) If RGME were to exercise the warrants, it would become the owner of approximately 18.5% of the outstanding Common Stock. The relevant Exchange Act rules generally provide that a person is deemed the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days through the exercise of any option, warrant or right. Although the warrants, by their terms, are exercisable at any time, the Company understands that as a condition precedent to such exercise, RGME would have to apply for and obtain the approval of the Nevada Gaming Authorities. The Company is not aware of any such application having been filed by RGME. Furthermore, the Company's understanding is that the timing of the Nevada Gaming Authorities' decisions on any such applications to exercise the warrants would be subject to substantial uncertainty. Accordingly, RGME is not reported in the table as beneficially owning more than 5% of the Common Stock.

         (2) The address for Mr. Waterfall and each of the MWV Accounts is 10 East 50th Street, New York, New York 10022.

         (3) Pursuant to agreements and undertakings with the Board and the Commission which were required in order for the Plan to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to Common Stock owned by the MWV Accounts. MWV and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant Exchange Act rules, they could also be deemed the beneficial owners of Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of Common Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV -- 446,058 (9.0%); MW Capital, L.L.C. -- 130,100 (2.6%); Prime Group, L.P. --
813,127  (16.5%);  Prime Group II, L.P. -- 1,156,964  (23.5%);  Prime Group III,
L.P. -- 803,834 (16.3%); Prime Group IV, L.P. -- 506,462 (10.3%); Prime Group V,
L.P. -- 134,747 (2.7%);  Prime,  Inc. -- 3,415,134  (69.3%);  and MW Management,
L.L.C. -- 613,330 (12.4%). In view of Mr. Waterfall's possession of sole voting and investment power over the Common Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of Common Stock.

Security Ownership of Management.

         As of March 26, 1998, the beneficial ownership of Common Stock by each of Elsinore's directors and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:


Name of Beneficial Owner                    Amount and Nature of Beneficial    Percent of Class
                                            Ownership

John C. "Bruce" Waterfall, Chairman of               4,646,440 (1)                      94.3
  the Board
Harry C. Hagerty, III,                                  53,869 (2)                       1.1
  Director
Directors and executive                              4,700,309 (1)(2)                   95.4
  officers as a group

         (1) See note (3) to the preceding table discussing beneficial owners of more than 5% of the outstanding Common Stock for information regarding Mr. Waterfall's beneficial ownership.

         (2) Mr. Hagerty is deemed the beneficial owner of 53,869 shares of Common Stock by virtue of his ownership of a corporation which serves as general partner of a limited partnership which owns these shares.

Changes in Control.

         A change in control of the Company will result if the Merger is consummated or if the Common Stock held by the MWV Accounts is acquired by R&E pursuant to the Option Agreement. Upon the occurrence of either event, the Company would be controlled by R&E which, in turn, is controlled by Allen E. Paulson. See Item 1. BUSINESS Agreement and Plan of Merger.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Chairman of the Board Waterfall is President and a principal shareholder of MWV, which manages the MWV Accounts. Since the Plan Effective Date, the MWV Accounts have beneficially owned 94.3% of the Common Stock and $29,104,000 principal amount of the New Second Mortgage Notes.

         As discussed in Item 1. BUSINESS - The Four Queens Casino, RGME, a subsidiary of Riviera, manages the Four Queens Casino under the Management
Agreement. In connection with RGME's management, RGME's principal officer also serves, at the request of Elsinore, as the sole director and officer of Four Queens on a non-salaried basis and is excluded from performing policy-making functions for Elsinore. Also as discussed in Item 1. BUSINESS - Agreement and Plan of Merger, Riviera is also a party to an agreement with R&E providing for the Riviera Merger. Effectiveness of the Riviera Merger is a condition precedent to consummation of the Merger. Upon consummation of the Merger, RGME would be entitled to certain payments under the Management Agreement as discussed in Item
1. BUSINESS - The Four Queens Casino.

         The Management Agreement was negotiated and went into effect before R&E or any of its affiliates entered into negotiations with Riviera or Elsinore concerning the Merger, the Riviera Merger, the Option Agreement or the Riviera Option Agreement.

         Under the Merger Agreement Elsinore has agreed to obtain a tail insurance policy covering Elsinore's directors and officers for acts or failures to act prior to the effectiveness of the Merger, and having substantially the same coverage and deductibles as Elsinore's directors' and officers' liability insurance policy as in effect on July 1, 1997. The Merger Agreement provides that the cost to Elsinore (net of any amounts paid by third parties) of the tail insurance policy shall not exceed $150,000. Based on discussions which Elsinore has had with a nationally recognized insurance provider, Elsinore expects to obtain that policy for a six-year term for a premium of approximately $95,000.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a)      1. and 2. Financial Statements and Schedules

         The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under
         Item 8.


         3.  List of exhibits

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

         10.14*   Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Frank
                  L. Burrell, Jr. [10.14](7)

         10.15* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Howard Carlson [10.15](7)

         10.16*   Indemnification  Agreement,  dated  August  8,  1996,  by  and
                  between   Elsinore   Corporation   and  Robert  A.   McKerroll
                  [10.16](7)

         10.17* Indemnification Agreement, dated August 8, 1996, by and between Elsinore Corporation and Thomas E. Martin [10.17](7)

         10.18*   Agreement,  dated April 29,  1992,  by and among Four  Queens,
                  Inc.,  Jeanne Hood,  Edward M. Fasulo and Richard A. LeVasseur
                  [10.28](1)

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

         10.20*   Loan  Agreement,  dated  November 12, 1993, by and between The
                  Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.31](3)

         10.21* First Amendment to Loan Agreement, dated January 28, 1994, by and between The Jamestown S'Klallam Tribe and JKT Gaming, Inc.
                  [10.32](3)

         10.22*   Form of 13 1/2% Second Mortgage Note Due 2001 [10.22](7)

         10.23*   Amended and Restated Indenture,  dated as of March 3, 1997, by and among Elsinore  Corporation,  the Guarantors named therein
                  and  First  Trust  National   Association,   as  Trustee  (the
                  "Restated Indenture") [10.23](7)

         10.24    Waiver of Compliance, dated February 27 and March 3, 1998, under the Restated Indenture

         10.25*   Pledge  Agreement,  dated as of October 8, 1993, from Elsinore
                  Corporation  and ELSUB  Management  Corporation to First Trust
                  National Association [10.7](2)

         10.26*   Amendment of 1993 Pledge Agreement, dated March 3, 1997 [10.25](7)

         10.27*   Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 8, 1993, by and among Four Queens, Inc., Land Title of Nevada, Inc. and First Trust National Association
                  [10.8](2)

         10.28*   Modification of Subordinated Deed of Trust, dated March 3, 1997, by and between Four Queens,
                  Inc. and First Trust National Association [10.27](7)

         10.29*   Agreement, dated May 14, 1997, by Elsinore Corporation to file
                  with  the  Securities  and  Exchange   Commission   copies  of
                  instruments  defining  the rights of  holders  of 11.5%  First
                  Mortgage Notes Due 2000 [10.28](7)

         10.30    Waiver of Compliance, dated March 17, 1998, under the 11.5% First Mortgage Notes Due 2000

         10.31*   Assignment of Operating Agreements, dated as of October 8, 1993, by Palm Springs East Limited
                  Partnership to First Trust National Association [10.9](2)

         10.32*   Assignment of Operating Agreement, dated as of October 8, 1993, by Olympia Gaming Corporation to First Trust National Association [10.10](2)

         10.33    Common  Stock  Registration  Rights  Agreement,  dated  as  of
                  February 28, 1997, among Elsinore  Corporation and the Holders of Registrable  Shares  referred to therein  (incorporated  by reference  herein and filed as (i)  Exhibit  10.31 to Elsinore
                  Corporation's  Quarterly  Report  on Form  10-Q for the  three months  ended  March 31,  1997 and (ii)  Exhibit B to Schedule
                  13D,  dated  March  10,  1997,  by  Morgens  Waterfall  Income
                  Partners,  L.P.; Restart Partners,  L.P.; Restart Partners II,
                  L.P.;  Restart Partners III, L.P.;  Restart Partners IV, L.P.;
                  Restart  Partners  V,  L.P.;  The Common  Fund for  Non-Profit
                  Organizations; MWV Employee Retirement Plan Group Trust; Betje
                  Partners;   Phoenix  Partners,   L.P.;   Morgens,   Waterfall,
                  Vintiadis & Company,  Inc.; MW Capital,  L.L.C.;  Prime Group,
                  L.P.; Prime Group II, L.P.; Prime Group III, L.P.; Prime Group
                  IV, L.P.;  Prime Group V, L.P.;  Prime,  Inc.; MW  Management,
                  L.L.C.; John C. "Bruce" Waterfall;  and Edwin H. Morgens, with respect to the Common Stock)

         10.34*   Description of Compensation Plan or Arrangement for Elsinore Corporation Directors and
                  Executive Officers (filed pursuant to Item 14(c) of this report) [10.32](8)

         10.35*   First Amendment to Lease by and among Finley Company, Elsinore Corporation and Four Queens,
                  Inc. effective May 14, 1997 [10.33] (9)

         10.36*   Agreement  and Plan of Merger by and among R & E Gaming Corp.,
                  Elsinore  Acquisition Sub, Inc. and Elsinore Corporation dated
                  September 15, 1997 [10.34] (9)

         10.37    Option and Voting Agreement by and between R&E Gaming Corp. and Morgens, Waterfall,
                  Vintiadis & Company, Inc. on behalf of certain investment accounts, dated September 15, 1997

         10.38*   Amended Lease Schedule No. 1 to Master Lease Agreement by and between IGT North America, Inc.
                  and Four Queens, Inc., and PDS Financial Corporation-Nevada, as assignee of Lessor's interest, dated November 28, 1994 [10.35](9)

         10.39*   Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc.
                  dated May 1, 1997 [10.36] (9)

         10.40*   Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four
                  Queens, Inc. dated August 1, 1997 [10.37](9)

         10.41*   Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera
                  Gaming Management Corp.-Elsinore [10.38](9)

         10.42*   Assignment by Richard A. LeVasseur to Four Queens, Inc. dated July 14, 1992 [10.39](9)

         10.43*   First Supplemental Amended and Restated Indenture by and among
                  Elsinore  Corporation,  the guarantors named therein and First
                  Trust National Association,  as trustee, dated as of September
                  18, 1997 [10.40](9)

         10.44*   Form of Management Agreement among the Company, Four Queens, Inc. and Riviera Gaming Management
                  Corp.-Elsinore, as approved by the Bankruptcy Court [10.41](9)

         21.1     Subsidiaries of Elsinore Corporation

         27.1     Financial Data Schedule

         99.1*    Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated October
                  31, 1995 [99.2](4)

         99.2*    Olympia Gaming Corporation Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the
                  Bankruptcy Code dated October 31, 1995 [99](4)

         99.3 "THE MERGER" Section of Information Statement, incorporated by reference herein and filed by Elsinore Corporation on Schedule
                  14C with the Securities and Exchange Commission on January 13,
                  1998.

         99.4*    Press release of Elsinore Corporation dated March 23, 1998 [99](10)

*Previously filed with the Securities and Exchange Commission as an exhibit to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part hereof:

         (1)       Annual Report on Form 10-K for the year ended December 31, 1992 (Securities and Exchange
                   Commission File Number 1-7831)

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

         (5)       Current Report on Form 8-K dated August 8, 1996

         (6)       Current Report on Form 8-K dated March 14, 1997

         (7)       Quarterly Report on Form 10-Q for the three months ended March 31, 1997

         (8)       Quarterly Report on Form 10-Q for the six months ended June 30, 1997

         (9)       Quarterly Report on Form 10-Q for the nine months ended September 30, 1997

         (10)      Current Report on Form 8-K dated March 24, 1998

(b) No reports on Form 8-K were filed during the last quarter of 1997.

(c) Exhibits required by Item 601 of Regulation S-K.

Exhibits, other than those incorporated by reference as listed in
Item 14(a) (3), appear after the signature page of this report.

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

                                            ELSINORE CORPORATION
                                            (Registrant)


                                            By:    /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            And Chief Executive Officer

                                            By:    /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary,
                                            Treasurer and Principal
                                            Accounting Officer


Dated: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 31, 1998.


/s/ John C. "Bruce Waterfall         /s/ Jeffrey T. Leeds
John C. "Bruce" Waterfall            Jeffrey T. Leeds
Chairman of the Board of Directors   President and Director
                                     (Chief Executive Officer)

 /s/ S. Barton Jacka                 /s/ Edward M. Nigro
S. Barton Jacka                      Edward M. Nigro
Secretary, Treasurer,                Director
Principal Accounting
Officer and Director

/s/ Harry C. Hagerty, III
Harry C. Hagerty, III
Director

                                  EXHIBIT 10.24


MORGAN STANLEY

MORGAN STANLEY & CO.
INCORPORATED
ONE PIERREPONT PLAZA
BROOKLYN, NEW YORK 11201
(718) 754-1000


WAIVER OF COMPLIANCE


February 27, 1998

To:  Elsinore Corporation

First Trust National Association, as trustee ("Trustee") under that certain Amended and Restated Indentures dated as of March 3, 1997 ("the Indenture"), by and among Elsinore Corporation (the "Company"), the guarantors named therein, and Trustee.


Re:  $30,000,000 13 1/2% Second Mortgage Notes due 2001 of Elsinore Corporation.
     ---------------------------------------------------------------------------


Cede & Co., the nominee of the  Depository  Trust  Company  ("DTC")  pursuant to
Section 7.12 and 10.2 of the Indenture hereby.


1. Certifies that it is the holder of record of $29,104.00 principal amount (the "Principal Amount") of the Securities, which Principal amount is on the date hereof, on deposit in the DTC account of Morgan Stanley

2. At the request of Morgan Stanley & Co. Incorporated and as holder of record of the Principal amount waives compliance by the Company, as of December 31, 1997 and March 31, 1998, with Section 5.15 of the Indenture pertaining to maintenance of certain Consolidated Fixed Charges Coverage Rule ("Ratio"); and

3. In connection with such waiver, agrees that it will not take any action with respect to the principal amount, including providing or requesting the Trustee to provide a notice of any Default based upon the Ratio under
     Section 7.1 (4) of the Indenture, prior to January 2, 1999.

This Waiver shall be effective upon delivery to the company and the Trustee. All capitalized words not defined herein are used as defined in the Indenture.


Cede & Co.

2/27/98

By:      /s/ John L. Shuermann
         PRINCIPAL
         JOHN L. SHUERMANN, Partner

MORGAN STANLEY

MORGAN STANLEY & CO.
INCORPORATED
ONE PIERREPONT PLAZA
BROOKLYN, NEW YORK 11201
(718) 754-1000

WAIVER OF COMPLIANCE

March 3, 1998

To:  Elsinore Corporation

First Trust National Association, as trustee ("Trustee") under that certain Amended and Restated Indentures dated as of March 3, 1997 ("the Indenture"), by and among Elsinore Corporation (the "Company"), the guarantors named therein, and Trustee.

Re:  $30,000,000.13 1/2% Second Mortgage Notes due 2001 of Elsinore Corporation.
     ---------------------------------------------------------------------------

Cede & Co., the nominee of the  Depository  Trust  Company  ("DTC")  pursuant to
Section 7.12 and 10.2 of the Indenture hereby.

1. Certifies that it is the holder of record of $29,104.00 principal amount (the "Principal Amount") of the Securities, which Principal amount is on the date hereof, on deposit in the DTC account of Morgan Stanley

2. At the request of Morgan Stanley & Co. Incorporated and as holder of record of the Principal amount waives compliance by the Company, as of December 31, 1997 and March 31, 1998, with Section 5.15 of the Indenture pertaining to maintenance of certain Consolidated Fixed Charges Coverage Rule ("Ratio"); and

3. In connection with such waiver, agrees that it will not take any action with respect to the principal amount, including providing or requesting the Trustee to provide a notice of any Default based upon the Ratio under
     Section 7.1 (4) of the Indenture, prior to January 2, 1999.

This Waiver shall be effective upon delivery to the company and the Trustee. All capitalized words not defined herein are used as defined in the Indenture.

Cede & Co.
3/3/98

By:      /s/ John L. Shuermann
         PRINCIPAL
         JOHN L. SHUERMANN, Partner

                                                   EXHIBIT 10.30

                                               WAIVER OF COMPLIANCE

To:      Elsinore Corporation (the "Company")

        Re: $3,855,739.39 11.5% Mortgage Notes due 2000 of Elsinore Corporation.
            --------------------------------------------------------------------

         The undersigned, pursuant to Sections 7.2 and 10.3 of that certain Amended and Restated Note Agreement ("Agreement") dated as of March 3, 1997, by and among the Company and the undersigned, hereby:

         1. Certify that they are the Holders of a majority in aggregate principal amount of the outstanding Notes;

         2. Waive compliance by the Company, as of December 31, 1997 and March 31, 1998, with Section 5.17 of the Agreement pertaining to maintenance of a certain Consolidated Fixed Charges Coverage Ratio ("Ratio"); and

         3. In connection with such waiver, agree that they and each of them will not take any action prior to January 2, 1999 in respect of any non-compliance by the Company with Section 5.17 of the Agreement in the fiscal quarter ending June 30, 1998 and September 30, 1998, including providing notice of any Default based upon the Ratio under Section 7.1(d) of the Agreement.

         This Waiver shall be effective upon delivery to the Company. All capitalized words not defined herein are used as defined in the Agreement.

                                             PUTNAM DIVIERSIFIED INCOME TRUST

                                             By:      /s/  John Verani
                                                     JOHN VERANI, Vice President

                                             PUTNAM HIGH INCOME CONVERTIBLE
                                             AND BOND FUND

                                             By:      /s/  John Verani
                                                     JOHN VERANI, Vice President

                           PUTNAM MASTER INTERMEDIATE
                                 INCOME TRUST

                                              By:      /s/  John Verani
                                                     JOHN VERANI, Vice President

                                              PUTNAM MANAGED HIGH YIELD TRUST

                                              By:      /s/  John Verani
                                                     JOHN VERANI, Vice President

                              PUTNAM VARIABLE TRUST

                                             PUTNAM VT DIVERSIFIED INCOME FUND

                                             By:      /s/  John Verani
                                                     JOHN VERANI, Vice President

Exhibit 10.37


                                        OPTION AND VOTING AGREEMENT

                                                    by
                                                    and
                                                  between


                                             R&E GAMING CORP.,
                                               as Purchaser,

                                                    and

                              MORGENS, WATERFALL, VINTIADIS & COMPANY, INC.,
                                 on behalf of certain investment accounts,
                                                 as Seller

                                      Dated as of September 15, 1997

                            OPTION AND VOTING AGREEMENT


                  OPTION AND VOTING AGREEMENT (this "Agreement"), dated as of September 15, 1997, by and between R & E Gaming Corp., a Delaware corporation (together with its assignees or designees, the "Purchaser"), and Morgens, Waterfall, Vintiadis & Company, Inc., on behalf of certain investment accounts identified on the signature pages hereto (the "Seller").

                  WHEREAS, concurrently with the execution and delivery of this Agreement, the Purchaser is entering into an Agreement and Plan of Merger (the "Elsinore Merger Agreement") with Elsinore Acquisition Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Purchaser ("Acquisition Sub"), and Elsinore Corporation, a Nevada corporation ("EC"), pursuant to which the Acquisition Sub shall merge with and into EC (the "Elsinore Merger"), upon the terms and conditions set forth therein;

                  WHEREAS, the Seller desires that the Purchaser, Acquisition Sub and EC enter into the Elsinore Merger Agreement;

                  WHEREAS, as partial consideration for the grant by the Seller of the option hereunder, the Purchaser agrees to pay the Seller an amount equal to $2,936,550.08, if the transactions contemplated by the Elsinore Merger Agreement are not consummated, other than as a result of certain circumstances specified herein;

                  WHEREAS,   in  order  to  ensure  payment  of  the  obligation
described in the immediately preceding paragraph, concurrently with the execution and delivery of this Agreement and the Elsinore Merger Agreement, the Purchaser has delivered a letter of credit in the face amount of $2,936,550.08 to the Seller, which is substantially in the form of Exhibit A hereto (the "Letter of Credit"), which shall provide that it may be drawn on in the event the transactions contemplated by the Elsinore Merger Agreement are not consummated, other than as a result of certain circumstances specified herein;

                  WHEREAS, the Seller beneficially owns 4,646,440 shares of EC common stock, par value $.001 per share (all shares of EC common stock being the "Common Stock" and all shares of Common Stock owned by the Seller, being the "Shares"), which Shares represent approximately 94.3% of the issued and outstanding shares of Common Stock; and

                  WHEREAS, in consideration for entering into the Elsinore Merger Agreement, the Seller desires to (i) grant to the Purchaser an option to purchase from the Seller all (but not less than all) of the Shares upon the terms and subject to the conditions set forth herein and (ii) vote the Shares in the manner set forth herein;

                  NOW, THEREFORE, in consideration of the foregoing premises and the agreements contained herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:


                                      ARTICLE I
                                    GRANT OF OPTION

                  SECTION 1.1 Grant of Option. Upon the terms and subject to the conditions set forth herein, the Seller hereby grants to the Purchaser an irrevocable option (the "Purchase Option") to purchase the Shares.

                  The Purchase Option shall be exercisable, in whole and not in part, by written notice (the "Exercise Notice") by the Purchaser delivered to the Seller, at any time after the date hereof, but not later than the date on which the Elsinore Merger Agreement is terminated pursuant to Section 6.1(c) thereof or if the Elsinore Merger Agreement has otherwise been terminated, then June 1, 1998 (such period being hereinafter referred to as the "Exercise Period"); provided, however, that the Purchase Option shall not be exercisable at any time when such exercise would violate any applicable law, including, without limitation, any statute or regulation related to the ownership or control of a publicly traded company registered with the Nevada Gaming
Commission (the "Gaming Commission"). In addition, in the event the Elsinore Merger is consummated, the Purchase Option shall terminate automatically, the Shares shall be converted into the right to receive the Merger Consideration set forth in the Elsinore Merger Agreement; it being understood that the Elsinore Merger Agreement provides for a reduction of the consideration payable, upon consummation of the Elsinore Merger, to the Seller on account of any interest previously paid to the Seller pursuant to Section 1.2(b) hereof. The Seller hereby consents to the reduction of the consideration payable to it under the terms of the Elsinore Merger Agreement by the amount of interest paid to it pursuant to Section 1.2(b) hereof.

                  Upon exercise of the Purchase Option or the exercise of the Put Option (as defined in Section 4.7 hereof), subject to the conditions contained in Article V hereof, the Seller shall sell, assign, transfer, convey and deliver to the Purchaser, and the Purchaser shall purchase and accept from the Seller at the closing (the "Closing") to be held as soon as possible after the satisfaction or waiver of the conditions set forth in this Agreement (the date on which the Closing occurs shall be referred to herein as the "Closing Date"), the Seller's rights, title and interest in and to the Shares in exchange for the Purchase Price (as defined below).

                  SECTION  1.2  Purchase Price.

                    (a) Upon exercise of the Purchase Option or the Put Option, the Purchaser agrees to pay to the Seller on the Closing Date, in consideration for the purchase of the Shares, an aggregate amount equal to $3.16 per Share (the "Initial Purchase Price" and, when adjusted as provided in this Section 1.2, the "Purchase Price"), for an aggregate of $14,682,750.40 in addition to any accrued but unpaid interest payments required by Section 1.2(b).

                           (b)  During the period commencing on June 1, 1997 and
ending on the date immediately preceding the earlier of the Closing Date or the date this Agreement is terminated in accordance with its terms, the Purchaser agrees to pay to the Seller $3,793.38 per day, which represents interest calculated at 9.43% per annum on the Initial Purchase Price, payable monthly in arrears on each monthly anniversary of such execution and not later than the fifth day following such monthly anniversary of such period, unless otherwise provided in this Section 1.2(b). The first payment to be made by the Purchaser shall be made on the date of execution of this Agreement and shall consist of all amounts due and payable to such date under this Section 1.2(b). All payments required to be made in accordance with this Section 1.2(b) shall be made by wire transfer or immediately available funds to such account as the Seller shall have designated on Exhibit B hereto.

                     (c) If, between the date of this Agreement and the Closing Date, the number of issued and outstanding shares of Common Stock shall have been changed (or EC shall have declared a record date with respect to a prospective change of the Common Stock) into a different number of shares or a different class of shares by reason of any stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares, this Agreement (including the terms "Share" and "Common Stock") will be deemed to relate to all securities issued with respect to the Common Stock, and the Purchase Price shall be correspondingly adjusted to reflect such stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares.

                     (d) If, between the date of this Agreement and the Closing Date, EC issues or commits to issue any shares of Common Stock (other than (i) the issuance of 70,687 shares of Common Stock to the holders of unsecured claims against EC or Four Queens, Inc., (ii) the issuance of 1,125,000 shares of Common Stock to Riviera pursuant to warrants held by Riviera (the "Riviera Warrants"), and (iii) any other options, convertible securities and other rights to acquire shares of Common Stock referred to in Section 2.2 or Schedule 2.2 of the Elsinore Merger Agreement or issued in accordance with Section 4.1 thereof, without consideration or for a consideration per share less than the Purchase Price in effect immediately prior to such issuance (in the case of non-cash consideration, deemed to be the fair market value thereof), the Purchase Price shall immediately be reduced to the price determined by dividing (1) the sum of
(A) the number of shares of Common Stock outstanding immediately prior to such issuance multiplied by the Purchase Price in effect immediately prior to such issuance and (B) the consideration, if any, received by EC upon such issuance, by (2) the total number of shares of Common Stock outstanding immediately after such issuance.

                     (e) If, between the date of this Agreement and the Closing Date, any dividend or other distribution (other than a stock dividend, which shall require the adjustment set forth in clause (c) above) is declared or paid upon the Common Stock (whether in cash, property or securities), the Purchase Price shall be reduced by the per share amount of such dividend or distribution (in the case of non-cash dividends or distributions, by an amount equal to the fair market value thereof).

                     (f) If, between the date of this Agreement and the Closing Date, EC or any of its subsidiaries shall repurchase or otherwise acquire any shares of Common Stock (other than shares issued pursuant to warrants, options, convertible securities and other rights to acquire shares of Common Stock referred to in Section 2.2 or Schedule 2.2 of the Elsinore Merger Agreement or issued in accordance with Section 4.1 thereof), and the per share consideration paid by EC or its subsidiaries (in the case of non-cash consideration, valued of the fair market value thereof) exceeds the Purchase Price per share, the total Purchase Price shall be reduced to the price determined by dividing (i) the difference between (A) the number of shares of Common Stock outstanding immediately prior to such repurchase or redemption multiplied by the Purchase Price in effect immediately prior to such purchase or redemption minus (B) the consideration, if any, paid by

EC for such repurchase or redemption, by (ii) the total number of shares of Common Stock outstanding immediately after such repurchase or redemption.

                  SECTION  1.3  Termination of Elsinore Merger Agreement.

                        (a) The Seller shall be entitled to receive, as partial consideration for the grant by the Seller of the Purchase Option to the Purchaser hereunder, an amount equal to $2,936,550.08 if (A) the Elsinore Merger Agreement is terminated (except pursuant to a Non-Payment Termination Event (as defined herein) or (B) the Elsinore Merger does not occur in accordance with the terms thereof on or before April 1, 1998 (or, if the termination date of the Elsinore Merger Agreement is extended in accordance with Section 6.1(c) thereof, June 1, 1998) for any reason other than the occurrence of a Non-Payment Termination Event; provided, that the Seller shall be entitled to receive the consideration described above in the event that the Seller shall be entitled to receive the consideration described in Section 1.3 of the Riviera Option and Voting Agreement (as defined in Section 4.7 hereof) in accordance with the terms thereof; and, provided further that the Seller shall be entitled to the consideration described above if the Elsinore Merger is not consummated as a result of the breach by Purchaser, Acquisition Sub, or Allen E. Paulson of any covenants or warranties made by or about them in the Elsinore Merger Agreement;and, provided further, that the Seller shall not be entitled to the consideration described above if the Elsinore Merger is not consummated as a result of the breach of this Agreement by the Seller. A "NonPayment Termination Event" shall mean the termination of the Elsinore Merger Agreement pursuant to Sections 6.1(a), 6.1(b), 6.1(c) (because of the failure to satisfy Sections 5.1(a), 5.1(c), 5.1(d), 5.2(c), or 5.2(f)), 6.1(d), 6.1(e)(iii) or 6.1(e)(iv)
thereof. In addition, in the event that the Elsinore Merger Agreement is terminated pursuant to Section 6.1(c) because of the failure of Purchaser, Acquisition Sub or Mr. Allen E. Paulson to obtain the required approvals of the Gaming Authorities, then such event shall constitute a Non-Payment Termination Event unless Mr. Allen E. Paulson is in breach of his representation and covenant contained in Section 6.2(d) of the Elsinore Merger Agreement.

                  (b)  In order to ensure payment of the obligation described in
Section 1.3(a) hereof, concurrently with the execution and delivery of this Agreement, the Purchaser shall deliver a Letter of Credit in the face amount of $2,936,550.08 to the Seller. In the event that the Seller shall be entitled to receive compensation pursuant to Section 1.3(a) hereof, the Seller shall be entitled to demand payment under the Letter of Credit issued to the Seller.

                   (c) In the event the Elsinore Merger Agreement is terminated pursuant to Sections 6.1(b), 6.1(d)(i), 6.1(d)(ii), 6.1(d)(iii), 6.1(d)(iv),
6.1(d)(v), 6.1(e)(iii) or 6.1(e)(iv) thereof, the Seller shall immediately pay to the Purchaser an amount equal to all payments received by the Seller pursuant to this Agreement; provided that the Seller shall be entitled to retain such payments if either (i) the Shares shall be purchased pursuant to this Agreement or (ii) the Elsinore Merger is not consummated as a result of the breach by the Purchaser, Acquisition Sub or Allen E. Paulson of any covenants or warranties made by or about them in the Elsinore Merger Agreement.


                                 ARTICLE II
                        REPRESENTATIONS AND WARRANTIES

                  SECTION 2.1 Representations and Warranties of the Seller. The Seller represents and warrants to the Purchaser as follows:

                  (a) Organization and Standing. The Seller is duly organized, validly existing and in good standing under the laws of its state of organization, and has all requisite power and authority to enter into and perform its obligations under this Agreement.

                  (b) Authority. The execution and delivery of this Agreement, and the performance by the Seller of its obligations hereunder, have been duly authorized by all necessary action on the part of the Seller and the owners of the investment accounts as to which it is acting. This Agreement has been duly executed and delivered by the Seller and, assuming the due execution and delivery hereof by the Purchaser, this Agreement constitutes a valid and binding obligation of the Seller, enforceable against the Seller in accordance with its terms.

                  (c) The Stock. The Seller is the record and beneficial owner of, and has good and valid title to, the number of Shares recited to be owned in the recitals hereof, free and clear of all liens, encumbrances, claims, charges, security interests, pledges, restrictions, assessments and limitations (including voting limitations) of every kind whatsoever (collectively, "Liens"). The Seller shall deliver to the Purchaser, and the Purchaser will acquire, good and valid title in the Shares, with full voting rights, free and clear of any Liens. Except for this Agreement, there are no outstanding warrants, subscriptions, rights (including preemptive rights), options, calls, commitments or other agreements or Liens to encumber, purchase or acquire any of the Shares of the Seller or securities convertible into the Shares of the

Seller. Neither the Seller nor any of its affiliates or associates (as such terms are defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended) holds either of record or beneficially any securities or capital stock of EC or any of EC's direct or indirect subsidiaries other than the Seller's Shares.

                      (d) No Conflict. The execution of this Agreement and the consummation of the transactions contemplated hereby will not require notice to, or the consent of, any party to any contract, lease, agreement, mortgage or indenture (each a "Contract") to which the Seller is a party or by which it is bound, or the consent, approval, order or authorization of, or the registration, declaration or filing with, any governmental authority, except for those (i) required under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), if any, (ii) required by the Nevada Gaming Commission (the "Gaming Commission"), the Nevada State Gaming Control Board (the "Control Board"), the City of Las Vegas ("Las Vegas") and the Clark County Liquor and Gaming Licensing Board (the "CCB") (the Gaming Commission, the Control Board, Las Vegas and the CCB are collectively referred to as the "Gaming Authorities"), including, without limitation, approvals under the Nevada Gaming Control Act, as amended, and the rules and regulations promulgated thereunder (the "Nevada Act") or (iii) set forth on Schedule 2.1(d) hereto. Assuming that the notices, consents and approvals referred to in the preceding sentence have been given, made or obtained, the execution, delivery and performance by the Seller of this Agreement and the consummation of the transactions contemplated hereby will not
(i) violate any law, statute, ordinance, regulation, rule or order of any Federal or Nevada authority (collectively, "Laws"), (ii) result in a breach or violation of any provision of, constitute a default under, or result in the termination of, or an acceleration of indebtedness or creation of any Lien under, any material contract to which the Seller is a party or by which it is bound or (iii) conflict with or violate any provision of the organizational documents of the Seller.

                   (e) Brokers, Finders, etc. The Seller is not a party to any agreement or understanding that would make it subject to any valid claim of any broker, investment banker, finder or other intermediary in connection with the transactions contemplated by this Agreement.

                  SECTION 2.2 Representations and Warranties of the Purchaser. The Purchaser hereby represents and warrants to the Seller as follows:

               (a) Organization and Standing. The Purchaser is duly organized, validly existing and in good standing under the laws of its state of incorpo-ration, and has all requisite power and authority to enter into and perform its obligations under this Agreement.

                  (b) Authority. The execution and delivery of this Agreement, and the performance by the Purchaser of its obligations hereunder, have been duly authorized by all necessary action on the part of the Purchaser. This Agreement has been duly executed and delivered on behalf of the Purchaser and, assuming the due execution and delivery hereof by the Seller, this Agreement constitutes a valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms.

                      (c) No Conflict. The execution of this Agreement and the consummation of the transactions contemplated hereby will not require notice to, or the consent of, any party to any Contract to which the Purchaser or any of its affiliates is a party or by which any of them is bound, or the consent, approval, order or authorization of, or the registration, declaration or filing with, any governmental authority, except for (i) those required under the HSR Act, if any, (ii) approvals, as necessary, by the Gaming Authorities, including, without limitation, approvals under the Nevada Act, and (iii) approval by the EC Board of Directors (which Seller represents has been granted). Except as set forth in the preceding sentence, the execution, delivery and performance by the Purchaser of this Agreement and the consummation of the transactions contemplated hereby will not (i) violate any Laws, (ii) result in a breach or violation of any provision of, or constitute a default under, any contract to which the Purchaser is a party or by which it is bound or (iii) conflict with any provision of the certificate of incorporation or bylaws of the Purchaser.

                     (d) Purchase For Investment. Upon exercising the Purchase Option or in connection with the Put Option, the Purchaser represents and warrants that it intends to acquire the Shares for its own account, not as a nominee or agent, and not with a view to, or for offer or resale in connection with, any distribution thereof in violation of the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "Securities Act"), without prejudice, however, to the Purchaser's right at all times to sell or otherwise dispose of all or any part of said Shares pursuant to a effective registration statement under the Securities Act and any applicable state securities laws, or under an exemption from registration available under the Securities Act and such other applicable state securities laws. The Purchaser represents and warrants that it (i) is knowledgeable, sophisticated and experienced in business and financial matters, and fully understands the limitations on transfer described above, and (ii) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

                 (e) No Brokers. Except for Jefferies & Co., Inc., neither the Purchaser nor Acquisition Sub has employed any broker or finder, nor has it incurred any liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement or the Elsinore Merger Agreement.


                                ARTICLE III
                              VOTING AGREEMENTS

                  SECTION 3.1 Merger. The Seller agrees and covenants to the Purchaser that at any meeting of stockholders of EC called to vote upon the Elsinore Merger and the Elsinore Merger Agreement or at any adjournment thereof or in any other circumstances upon which a vote, consent or other approval with respect to the Elsinore Merger and the Elsinore Merger Agreement is sought, the Seller shall cause its Shares to be present for quorum purposes and to vote (or caused to be voted) its Shares in favor of the terms thereof and each of the other transactions contemplated by the Elsinore Merger Agreement.

                  SECTION 3.2 Competing Transaction. The Seller agrees and covenants to the Purchaser that at any meeting of stockholders of EC or at any adjournment thereof or in any other circumstances upon which their vote, consent or other approval is sought, the Seller shall vote (or cause to be voted) its Shares against (i) any merger agreement or merger (other than the Elsinore Merger Agreement and the Elsinore Merger), consolidation, combination, sale of substantial assets, sale or issuance of securities of EC or its subsidiaries, reorganization, joint venture, recapitalization, dissolution, liquidation or winding up of or by EC or its subsidiaries and (ii) any amendment of EC's Restated Articles of Incorporation (the "Articles of Incorporation") or Restated and Amended Bylaws or other proposal or transaction involving EC or any of its subsidiaries which amendment or other proposal or transaction would in any manner impede, frustrate, prevent, nullify or result in a breach of any covenant, representation or warranty or any other obligation or agreement of EC under or with respect to, the Elsinore Merger, the Elsinore Merger Agreement or any of the other transactions contemplated by the Elsinore Merger Agreement or by this Agreement (each of the foregoing in clause (i) or (ii) above, a "Competing Transaction").

                                    ARTICLE IV
                                     COVENANTS

                  SECTION 4.1 Exclusive Dealing. The Seller agrees that it will not, directly or indirectly, through any director, officer, agent, partner, shareholder, affiliate, representative or otherwise:

                       (a) solicit, initiate, encourage submission of offers or proposals from, or participate in any discussions, negotiations, agreements, arrangements or understandings with, any person in respect of a Competing Transaction; or

                   (b) participate in any discussions or negotiations with, or furnish or afford access to any information to, any other person regarding a Competing Transaction, or otherwise cooperate in any manner with, or assist or participate in, facilitate or encourage, any effort or attempt by any other person to engage in any Competing Transaction.

                  SECTION 4.2 No Sale. Without limiting the foregoing, the Seller agrees that it will not, directly or indirectly, (i) sell, transfer, assign, pledge, hypothecate or otherwise encumber or dispose of, (ii) give a proxy with respect to, or (iii) limit the right to vote in any manner, any of the Shares owned by it, except pursuant to the express terms of this Agreement.

                  SECTION 4.3 Further Assurances. From time to time, whether before, at, or after the Closing, each party hereto agrees to execute and deliver, or cause to be executed and delivered, such additional instruments, certificates and other documents, and to take such other action, as the other party hereto may reasonably require in order to carry out the terms and provisions of this Agreement and the transactions contemplated hereby (including, without limitation, voting the Shares in favor of any such transaction).

                  SECTION 4.4 Expenses. All reasonable actual out of pocket costs and expenses, including reasonable legal fees, incurred solely and directly in connection with the negotiation, execution and delivery of this Agreement and the consummation of the transactions contemplated hereby shall be paid by the Purchaser upon receipt of reasonably detailed statements or invoices therefor.

              SECTION 4.5 Publicity. The Seller and the Purchaser agree that, prior to the Closing, no public release or announcement concerning this Agreement shall be issued by any such party without the prior written consent (which consent shall not be unreasonably withheld) of the other parties hereto, except as such release or announcement may be required by Law (in which event the other parties hereto shall have reasonable opportunity to comment on the form and content of the disclosure).

                  SECTION 4.6 Notice of Certain Events. The Seller and the Purchaser each agrees to notify the other party hereto promptly of (a) any event or condition that, with or without notice or lapse of time, would cause any of the representations and warranties made by such party herein to be no longer complete and accurate as of any date on or before the Closing Date, (b) any failure, with or without notice or lapse of time, on the part of such party to comply with any of the covenants or agreements on its part contained herein at any time on or before the Closing Date or (c) the occurrence of any event, with or without notice or lapse of time, that may make the satisfaction of any of the conditions set forth in Section 5.1 hereof impossible or unlikely.

                  SECTION 4.7 Seller's Put. If any time prior to the Closing Date the transactions contemplated by (i) the Agreement and Plan of Merger, dated as of September 15, 1997 (the "Riviera Merger Agreement"), by and among the Purchaser, Riviera Acquisition Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Purchaser ("RAS"), and Riviera Holdings Corporation, a Nevada corporation ("Riviera"), which provides for, among other things, the merger of RAS with and into Riviera (the "Riviera Merger") or (ii) the Option and Voting Agreement, dated as of September 15, 1997 (the "Riviera Option and Voting Agreement"), by and among the Purchaser, the Seller, Keyport Life Insurance Company, on behalf of a certain investment account, and SunAmerica Life Insurance Company, are consummated and a closing has occurred thereunder, then, upon written notice to the Purchaser by the Seller, the Purchaser shall purchase all of the Shares at the aggregate Purchase Price in accordance with and subject to the terms and conditions of this Agreement (the "Put Option"). Notwithstanding the foregoing, the obligations of the Purchaser to purchase the Shares pursuant to the Put Option shall be suspended for up to ten business days if the Purchaser gives notice to the Seller that it intends to consummate the Elsinore Merger within such time period.

                  SECTION 4.8 Action with Respect to 13.5% Second Mortgage Notes. Seller represents that it is the owner of $29,104,000 principal amount of 13.5% Second Mortgage Notes due 2001, of EC (the "13.5% Notes") issued under the Indenture dated as of March 3, 1997, by and among EC, the Guarantors named therein and First Trust National Association (the "Indenture"). Seller hereby agrees that, if the Elsinore Merger is consummated, it hereby waives any rights it may have to require EC to repurchase all or a part of the 13.5% Notes pursuant to
Article XII of the Indenture.


                                    ARTICLE V
                                CONDITIONS PRECEDENT

                  SECTION 5.1 Conditions Precedent to Exercise of Purchase Option and Put Option. The Purchaser shall have no obligation to exercise the Purchase Option; provided, however, that the Purchaser shall use its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary and proper under all applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement, including cooperation (i) in the preparation and filing of any required filings under the HSR Act and the laws referred to in Sections 2.1(d) and 2.2(c) hereof, (ii) in determining whether action by or in respect of, or filing with, any governmental body, agency, official or authority is required, proper or advisable, or any actions, consents, waivers or approvals are required to be obtained from parties to any contracts in connection with the transactions contemplated by this Agreement, (iii) in seeking to obtain any such actions, consents and waivers and in making any such filings, and (iv) in seeking to lift any order, decree or ruling restraining, enjoining, or otherwise prohibiting the exercise of the Purchase Option or the Put Option. Upon exercise of the Purchase Option or the Put Option, the obligation of the Purchaser to purchase the Shares shall be subject to the satisfaction or (except in the case of Section 5.1(c)(i), which may not be waived) waiver by the Purchaser on the Closing Date of each of the following conditions precedent:

                         (a)  HSR Act.  The waiting period under the HSR Act, if
applicable, shall have expired or been terminated.

                    (b) No Injunctions or Restraints. No temporary restraining order or preliminary or permanent injunction of any court or administrative agency of competent jurisdiction prohibiting the transactions contemplated by this Agreement, the Elsinore Merger Agreement, the Riviera Option and Voting Agreement or the Riviera Merger Agreement shall be in effect or shall be threatened.

                     (c) Consents. All consents, approvals, authorizations and waivers from the Board of Directors and governmental and regulatory authorities required to consummate the transactions contemplated hereby (the "Approvals") shall have been obtained before the Closing Date and, in the case of clauses
(ii) and (iii) below, before the execution of this Agreement and shall not have expired or been rescinded, including the following:

                                    (i)   All   necessary   gaming    approvals,
                  including,   without  limitation,   licensing  or  finding  of
                  suitability of the Purchaser and approval of a change of control of EC by the Gaming Authorities;

                                    (ii) Waiver by the Board of  Directors of EC
                  of any voting restrictions under the Articles of Incorporation that are applicable to a purchaser of greater than ten percent of the issued and outstanding shares of Common Stock; and

                                    (iii) All approvals and waivers necessary to
                  exempt the Purchaser for purposes of the transactions contemplated hereby from applicable merger moratorium statutes and control share acquisition statutes, including, without limitation, Nevada Revised Statutes Sections 78.411-.444 and 78.378-.3793;

                   (d) Representations and Warranties. The representations and warranties of the Seller set forth in this Agreement shall be true and correct in all material respects on and as of the Closing Date, as though made on and as of the Closing Date (and by delivery of the Shares the Seller shall be deemed to affirm the satisfaction of this condition).

                    (e) Performance of Obligations of Seller. The Seller shall have delivered the Shares to the Purchaser.

                  (f) Consummation of Riviera Transactions. Either the Riviera Merger shall have been consummated or the shares of Riviera common stock, $.001 par value, which are the subject of the Riviera Option and Voting Agreement, shall have been purchased by the Purchaser.

                     (g) No Violation of Law. The consummation of the Purchase Option or the Put Option shall not constitute a violation of any Laws.

                  SECTION 5.2 Conditions Precedent to the Seller's Obligation. The obligation of the Seller to sell, assign, transfer, convey and deliver the Shares owned by it or the investment accounts it manages, as applicable, upon exercise of the Purchase Option by the Purchaser or the Put Option by Seller shall be subject to the satisfaction or (except in the case of Sections 5.2(a) and 5.2(c), which may not be waived), waiver on the Closing Date of each of the following conditions precedent:

                         (a)  HSR Act.  The waiting period under the HSR Act, if
applicable to the Purchaser, shall have expired or been terminated.

                    (b) No Injunctions or Restraints. No temporary restraining order or preliminary or permanent injunction of any court or administrative agency of competent jurisdiction prohibiting the transactions contemplated by this Agreement shall be in effect.

                (c) Consents. All Approvals shall have been obtained and shall not have expired or been rescinded, including those set forth in Section 5.1(c).

                     (d) No Violation of Law. The consummation of the Purchase Option or the Put Option shall not constitute a violation of any Laws.

                   (e) Representations and Warranties. The representations and warranties of the Purchaser set forth in this Agreement shall be true and correct in all material respects on and as of the Closing Date, as though made on and as of the Closing Date, except as otherwise contemplated by this Agreement (and by its acceptance of the Shares, the Purchaser shall be deemed to reaffirm the accuracy of such representations and warranties).

                          (f)  Performance of Obligations of the Purchaser.  The
Purchaser shall have performed all obligations required to be performed by it under this Agreement on or prior to the Closing Date (and by its acceptance of the Shares, the Purchaser shall be deemed to affirm the satisfaction of this condition), including the payment of the Purchase Price and all unpaid amounts, if any payable under Section 1.2(b).

                        (g) Occurrence of Riviera Merger or Exercise of Riviera Option. The Riviera Merger (as defined in Section 4.7) or the Closing of the Riviera Option and Voting Agreement (as defined in Section 4.7) shall have occurred.

                                    ARTICLE VI
                              TERMINATION AND AMENDMENT

                  SECTION 6.1 Termination. This Agreement shall terminate without any further action on the part of the Purchaser or the Seller if (i) the Purchase Option or the Put Option has been exercised and the Closing has occurred or (ii) the Purchase Option or the Put Option has not been exercised and either (x) the Elsinore Merger has been consummated or (y) the Elsinore Merger Agreement has been terminated pursuant to Sections 6.1(a), 6.1(b), 6.1(c), 6.1(d), 6.1(e)(i), 6.1(e)(ii) or 6.1(f) thereof or (iii) June 1, 1998 shall have occurred.

                  SECTION 6.2 Effect of Termination. In the event this Agreement shall have been terminated in accordance with Section 6.1 of this Agreement, this Agreement shall forthwith become void and have no effect, except (i) to the extent such termination results from a breach by any of the parties hereto of any of its obligations hereunder (in which case such breaching party shall be liable for all damages allowable at law and any relief available in equity), and
(ii) as otherwise set forth in any written  termination  agreement,  if any, and
(iii) that Sections 1.2(b), 1.3 and 6.2 shall survive the termination of this Agreement.

                  SECTION 6.3 Amendment. This Agreement and the Schedules and Exhibits hereto may not be amended except by an instrument or instruments in writing signed and delivered on behalf of each of the parties hereto. At any time prior to the Closing Date, any party hereto which is entitled to the benefits hereof may (a) extend the time for the performance of any of the obligations or other acts of any other party, (b) waive any inaccuracy in the representations and warranties of any other party contained herein, in any Schedule and Exhibit hereto, or in any document delivered pursuant hereto, and
(c), subject to applicable law, waive compliance with any of the agreements of any other party hereto or any conditions contained herein. Any agreement on the part of any of the parties hereto to any such extension or waiver (i) shall be valid only if set forth in an instrument in writing signed and delivered on behalf of each such party, and (ii) shall not be construed as a waiver or extension of any subsequent breach or time for performance hereunder.

                                  ARTICLE VII
                                 MISCELLANEOUS

                  SECTION 7.1 Notices. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be given (and shall be deemed to have been duly given upon receipt) by delivery in person, by overnight courier with receipt requested, by facsimile transmission (with receipt confirmed by automatic transmission report), or two business days after being sent by registered or certified mail (postage prepaid, return receipt requested), to the other party as follows:


                           (a)  if to the Purchaser, to:

P.O. Box 9660
Rancho Santa Fe, CA 92067
Attention:  Mr. Allen E. Paulson

                                    with a copy to:

Skadden, Arps, Slate, Meagher & Flom LLP 300 South Grand Avenue, Suite 3400 Los Angeles, California 90071 Attention: Brian J. McCarthy, Esq.

                           (b)  if to Seller, to:

                                    Swiss Bank Tower
                               10 East 50th Street
                            New York, New York 10022
                                    Attention:  Mr. Bruce Waterfall

                                    with a copy to:

                             O'Melveny & Myers, LLP
                              400 South Hope Street
                           Los Angeles, CA 90071-2899
                         Attention: C. James Levin, Esq.

                  SECTION 7.2 Release. Upon the purchase by the Purchaser of the
Shares, the Purchaser shall hereby release on behalf of itself and EC all claims, causes of actions, rights and liabilities held by the Purchaser or EC against the Seller based on or arising from the Seller's ownership of the Shares or actions as a Stockholder of EC at all times to and including the Closing Date, and the sale of the Shares to the Purchaser, except for the representations and warranties of the Seller set forth in Sections 2.1(b) and 2.1(c) hereof which shall survive indefinitely.

                  SECTION 7.3 Interpretation. When a reference is made in this Agreement to a Section, Schedule or Exhibit, such reference shall be to the applicable Section, Schedule or Exhibit of this Agreement unless otherwise indicated. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. When the words "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." All accounting terms not defined in this Agreement shall have the meanings determined by generally accepted accounting principles as of the date hereof. All capitalized terms defined herein are equally applicable to both the singular and plural forms of such terms.

                  SECTION 7.4 Severability. If any provision of this Agreement or the application of any such provision shall be held invalid, illegal or unenforceable in any respect by a court of competent jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision hereof. In lieu of any such invalid, illegal or unenforceable provision, the parties hereto intend that there shall be added as part of this Agreement a valid, legal and enforceable provision as similar in terms to such invalid, illegal or unenforceable provision as may be possible or practicable under the circumstances.

                  SECTION 7.5 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which, when taken together, shall be deemed to constitute but one and the same instrument.

                  SECTION 7.6 Entire Agreement. This Agreement and the Schedules and Exhibits hereto constitute the entire agreement, and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof.

               SECTION 7.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada, regardless of the laws that otherwise might govern under any applicable principles of conflicts of law, except that gaming approval requirements shall be governed by and construed in accordance with the laws of the State of Nevada.

                  SECTION 7.8 Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned or delegated by any of the parties hereto without the prior written consent of the other parties; provided, that the Purchaser may assign the Purchase Option and the obligations under this Agreement to any other person who is designated by the Purchaser and; further provided, that the Purchaser shall remain responsible for the performance of such designee's obligations.

                  SECTION 7.9 No Third-Party Beneficiaries. Nothing herein expressed or implied shall be construed to give any person other than the parties hereto (and their respective successors and assigns) any legal or equitable rights hereunder.

                  IN WITNESS WHEREOF, each of the parties hereto has caused its duly authorized officers to execute this Agreement as of the date first above written.

R&E GAMING CORP.


By: ____________________________
     Name:
     Title:


MORGENS, WATERFALL,
VINTIADIS & COMPANY,
INC.


By: ____________________________
     Name:
     Title:


on behalf of the investment accounts
for the entities listed below

BETJE PARTNERS

THE COMMON FUND

MORGENS WATERFALL INCOME
PARTNERS

PHOENIX PARTNERS, L.P.

MWV EMPLOYEE RETIREMENT
PLAN GROUP TRUST

RESTART PARTNERS, L.P.

RESTART PARTNERS II, L.P.

RESTART PARTNERS III, L.P.

RESTART PARTNERS IV, L.P.

RESTART PARTNERS V, L.P.

                                  EXHIBIT A

                    CERTIFICATE FOR DRAWING WITH RESPECT TO
                     IRREVOCABLE LETTER OF CREDIT NO. ____
                          DATED ______________, 1997

                  The undersigned, a duly authorized officer of Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens, Waterfall") hereby certifies to City National Bank (the "Bank"), with reference to irrevocable letter of credit No. ____ (the "Letter of Credit"; any capitalized term used herein and not defined shall have its respective meaning as set forth in the Letter of Credit) issued by the Bank in favor of Morgens, Waterfall, that all of the following has occurred:

                           (1)  Either  (x) the  Agreement  and Plan of  Merger,
         dated as of September 15, 1997 (the "Elsinore Merger Agreement"), by and among R&E Gaming Corp., a Delaware corporation ("Gaming"), Elsinore Acquisition Sub, Inc., a Nevada corporation, and Elsinore Corporation, a Nevada corporation, has terminated or (y) the Elsinore Merger (as defined in the Elsinore Merger Agreement) has not occurred in accordance with the terms thereof on or before April 1, 1998 (or, if the termination date of the Elsinore Merger Agreement is extended in accordance with Section 6.1(c) thereof, June 1, 1998); and

                           (2) Morgens, Waterfall is entitled to payment in the amount of $_______ in accordance with the terms of Section 1.3(a) of the Option and Voting Agreement, dated as of September 15, 1997, by and between Gaming and Morgens, Waterfall.

                  Demand is hereby made under the Letter of Credit for $_______. Please remit payment to Morgens, Waterfall, Vintiadis & Company, Inc., account number ___________ at ___________, ABA No. ____________, REF. : ___________.

                                        EXHIBIT B


             Seller                                                      Account

Morgens, Waterfall











Citibank N.Y.
ABA #:  021000089
For:  Morgan Stanley & Co.
Account #:  38890774
Credit To:    Edwin Morgens and
                 Bruce Waterfall as
                 Agents
Sub-Account #:  038-30008

Ref:  Elsinore/Riviera Option
       Agreement Interest

                             EXHIBIT 21.1

                SUBSIDIARIES OF ELSINORE CORPORATION
                            AS OF 12/31/97

                                  STATE OF
                                CORPORATION OR
NAME                            ORGANIZATION         D.B.A.
----                            ------------         ------

ELSINORE CORP.                      NEVADA           ELSINORE CORP.

FOUR QUEENS, INC.                   NEVADA           FOUR QUEENS HOTEL & CASINO

PINNACLE GAMING CORP.               NEVADA          ELSINORE MANUFACTURING CORP.

ELSUB MANAGEMENT CORP.              NEVADA           ELSUB MANAGEMENT CORP.

PALM SPRINGS EAST L.P.              NEVADA           PALM SPRINGS EAST L.P.

OLYMPIA GAMING CORP.                NEVADA           OLYMPIA GAMING CORP.

FOUR QUEENS EXPERIENCE CORP.        NEVADA          FOUR QUEENS EXPERIENCE CORP.

EAGLE GAMING, INC.                  NEVADA           EAGLE GAMING, INC.

ELSINORE TAHOE, INC.                NEVADA           ELSINORE TAHOE, INC.

ELSUB CORPORATION                   NEW JERSEY       ELSUB CORPORATION

ELSINORE OF NEW JERSEY, INC.        NEW JERSEY      ELSINORE OF NEW JERSEY, INC.

ELSINORE OF ATLANTIC CITY,          NEW JERSEY       ELSINORE OF ATLANTIC CITY,
  L.P.                                                L.P.

ELSINORE SHORE ASSOCIATES           NEW JERSEY       ELSINORE SHORE ASSOCIATES

ELSINORE FINANCE COMPANY            NEW JERSEY       ELSINORE FINANCE COMPANY