Form 10-Q
period 1998-03-31
ELSINORE CORP
filed 1998-05-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                    or

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

                          YES X          NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                    May 13, 1998                   4,929,313

                                       Elsinore Corporation and Subsidiaries
                                                     Form 10-Q
                                       For the Quarter Ended March 31, 1998



                                                       INDEX

PART I.  FINANCIAL INFORMATION:                                           PAGE
Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at                      3-4
               March 31, 1998 (Reorganized Company) (Unaudited) and December 31, 1997 (Reorganized Company)

             Condensed Consolidated  Statements of  Operations             5-6
               for the Three Months Ended March 31, 1998 (Reorganized
               Company)   and  One  Month   Ended  March  31,  1997
               (Reorganized Company); Two Months Ended February 28,
               1997 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended March
               31, 1997 (Unaudited)

             Condensed  Consolidated  Statements  of Cash  Flows for       7-8
               the Three Months Ended March 31, 1998 (Reorganized
               Company) and One Month Ended March 31, 1997
               (Reorganized Company); Two Months Ended February 28,
               1997 (Predecessor Company); Combined Reorganized and Predecessor Company for the Three Months Ended March
               31, 1997 (Unaudited)

              Notes to Condensed Consolidated Financial Statements        9-12

Item 2.     Management's Discussion and Analysis of                      13-20
             Financial Condition and Results of
             Operations


PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                         21

         Item 4.  Submission of Matters to a Vote
                   of Security Holders                                      21

         Item 5.  Other Information                                      21-22

         Item 6.  Exhibits and Reports on Form 8-K                          22

 SIGNATURES                                                                 23





PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                       March 31, 1998 and December 31, 1997
                                              (Dollars in Thousands)






                                                                       Reorganized            Reorganized
                                                                         Company                Company
                                                                        March 31,            December 31,
                                                                           1998                  1997
                                                                    -------------------   --------------------
                                                                    (Unaudited)
                              Assets
Current Assets:
  Cash and cash equivalents                                                     $4,529                 $6,822
  Accounts receivable, less allowance for
    doubtful accounts of $177 and $165,
    respectively                                                                   501                    623
  Inventories                                                                      420                    382
  Prepaid expenses                                                               1,964                  1,846
                                                                    -------------------   --------------------
     Total current assets                                                        7,414                  9,673
                                                                    -------------------   --------------------

Property and equipment, net                                                     39,581                 39,042

Reorganization value in excess of amounts
    allocable to indentifiable assets                                              365                    367

Other assets                                                                       689                    741
                                                                    -------------------   --------------------

    Total assets                                                               $48,049                $49,823
                                                                    ===================   ====================


See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Balance Sheets (continued)
                                       March 31, 1998 and December 31, 1997
                                              (Dollars in Thousands)


                                                                            Reorganized             Reorganized
                                                                              Company                 Company
                                                                             March 31,             December 31,
                                                                               1998                    1997
                                                                         ------------------     --------------------
                                                                             (Unaudited)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                    $843                   $1,174
  Accrued interest                                                                     462                    1,492
  Accrued expenses                                                                   4,555                    4,453
  Current portion of long-term debt                                                  1,445                    1,477
                                                                         ------------------     --------------------
     Total current liabilities                                                       7,305                    8,596
                                                                         ------------------     --------------------

Long-term debt, less current portion                                                37,928                   38,141
                                                                         ------------------     --------------------
     Total liabilities                                                             $45,233                  $46,737
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares                                                      $5                       $5
Additional paid-in capital                                                           4,995                    4,995
Accumulated deficit                                                                 (2,184)                  (1,914)
                                                                         ------------------     --------------------
     Total shareholders' equity (deficit)                                            2,816                    3,086
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity (deficit)                                                              $48,049                  $49,823
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


                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                                                                                        Combined
                                                                                                       Reorganized
                                                                                                           and
                                                                                  Predecessor          Predecessor
                                                 Reorganized Company                Company              Company
                                        -------------------------------------------------------------------------------
                                              Three            Period from        Period from             Three
                                              Months             March 1          January 1 to           Months
                                              Ended                 to            February 28             Ended
                                            March 31,           March 31,             1997              March 31,
                                               1998               1997                                    1997
                                        -------------------------------------------------------------------------------
Revenues, net:
 Casino                                            $10,235             $3,549              $6,922              $10,471
 Hotel                                               2,375                864               1,736                2,600
 Food and beverage                                   2,657                895               1,745                2,640
 Other                                                 565                162                 153                  315
 Promotional allowances                             (1,579)              (320)               (760)              (1,080)
                                        ------------------- ------------------ ------------------- --------------------
   Total revenues, net                              14,253              5,150               9,796               14,946
Costs and expenses:
 Casino                                              4,068              1,164               2,710                3,874
 Hotel                                               1,771                694               1,410                2,104
 Food and beverage                                   1,446                547               1,105                1,652
 Taxes and licenses                                  1,761                507                 980                1,487
 Selling, general and
    administrative                                   2,459                789               1,807                2,596
 Rents                                                 964                335                 673                1,008
 Depreciation and
    amortization                                       567                169                 529                  698

 Interest                                            1,332                393                 772                1,165
 Merger costs                                          155                  -                   -                    -
                                        ------------------- ------------------ ------------------- --------------------
    Total costs and
       expenses                                     14,523              4,598               9,986               14,584
                                        ------------------- ------------------ ------------------- --------------------
   Income (loss) before
     extraordinary
     gain on elimination
     of debt                                          (270)               552                (190)                $362
                                                                                                   ====================
 Extraordinary gain on
    elimination of debt                                  -                  -              35,977
                                         ------------------- ------------------ -------------------
   Net income (loss)                                  (270)               552              35,787
                                        =================== ================== ===================



                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)







                                                                                   Predecessor
                                                  Reorganized Company                Company
                                          ------------------------------------- ------------------
                                                Three           Period from        Period from
                                               Months             March 1         January 1 to
                                                Ended                to            February 28
                                              March 31,          March 31,            1997
                                                1998               1997
                                          ------------------ ------------------ ------------------

Basic and diluted income        (loss)
per share:
   Income (loss) before
     Extraordinary gain on
     elimination of debt                             $(.05)             ($.11)            ($0.01)
 Extraordinary gain on
    elimination of debt                                  -                  -              $2.26
                                          ------------------ ------------------ ------------------
   Net income (loss)                                 $(.05)             ($.11)             $2.25
                                          ================== ================== ==================

Weighted average number of
   common shares
   outstanding                                   4,929,313          4,929,313         15,891,793
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



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                       Combined
                                                                                                    Reorganized and
                                                                                                      Predecessor
                                                                                                        Company
                                                    Reorganized Company                Predecessor
                                            -------------------------------------------------------------------------
                                                  Three           Period from       Period from          Three
                                                  Months            March 1        January 1 to         Months
                                                  Ended                to           February 28          Ended
                                                March 31,          March 31,           1997            March 31,
                                                   1998              1997                                1997
                                            -------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                 ($270)             $552           $35,787           $36,339
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary gain on
   elimination of debt                                 -                 -           (35,977)          (35,977)
 Depreciation and
   amortization                                      567               172               529               701
 Decrease in accounts
   receivable                                        122                96               269               365
 (Increase) decrease in
   inventories                                       (38)              (11)                6                (5)
 Increase in prepaid
   expenses                                         (118)             (226)             (111)             (337)
 Decrease in restricted
   cash                                                -                 -             4,092             4,092
 Decrease in other assets                             22                 6                 2                 8
 Increase (decrease) in
   accounts payable                                 (331)               85              (178)              (93)
 Increase (decrease) in
   accrued expenses                                  102              (424)              591               167
 Increase (decrease) in
   accrued interest                                (1030)           (1,991)              749            (1,242)
                                            -------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                        ($974)          ($1,741)           $5,759            $4,018
                                            -------------------------------------------------------------------------




                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                                                                                            Combined
                                                                                                        Reorganized and
                                                                                                          Predecessor
                                                                                                            Company
                                                       Reorganized Company                 Predecessor
                                              ----------------------------------------------------------------------------
                                                    Three           Period from        Period from           Three
                                                    Months            March 1          January 1 to          Months
                                                    Ended                to            February 28           Ended
                                                  March 31,          March 31,             1997            March 31,
                                                     1998               1997                                  1997
                                              ----------------------------------------------------------------------------

Cash flows from investing
   activities:
 Capital expenditures                               (799)               (239)             (141)              (380)
                                              ----------------------------------------------------------------------------

Cash flows from financing
   activities -
 Principal payments on
   long-term debt                                   (520)                 (5)              (12)               (17)
 Proceeds from issuance of
   common stock
   subscription rights                                 -                   -               713                713
                                              ----------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                         (520)                 (5)              701                696
                                              ----------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents                        (2,293)             (1,985)            6,319              4,334
                                              ----------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of period                                6,822              13,527             7,208              7,208
                                              ----------------------------------------------------------------------------

Cash and cash equivalents at
 end of period                                     $4,529             $11,542           $13,527            $11,542
                                              ============================================================================












                    Elsinore Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                               March 31, 1998

1.        Chapter 11 Reorganization

On October 31, 1995, Elsinore Corporation filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code and continued to operate as a debtor in possession (Elsinore Corporation, D.I.P.) ("Predecessor Company"). On August 12, 1996, the Plan of Reorganization filed by the Predecessor Company (the "Plan") was confirmed and became effective following the close of business on February 28, 1997 (the "Effective Date"). Upon effectiveness of the Plan, Elsinore Corporation (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" of the American Institute of Certified Public Accountants. As a result of fresh start reporting, the material adjustments made by the Company were the revaluation of property and equipment, write-off of the investment in Fremont Street Experience, the revaluation of mortgage notes and other liabilities, including the related gain on forgiveness of indebtedness, and write-off of the accumulated deficit, additional paid-in-capital and common stock of the Predecessor. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be March 1, 1997.

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and the two months ended February 28, 1997 for the Predecessor Company and the one month ended March 31, 1997 for the Reorganized Company. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.










2.       Shareholders' Equity

                                               Common Stock
                                     ---------------------------------
                                                                                                                    Total
                                                                         Additional         Accumulated         Shareholders'
                                        Outstanding                       Paid-In-           Earnings              Equity
                                           Shares           Amount        Capital           (Deficiency)         (Deficiency)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
   December 31, 1996                     15,891,793            $16          $69,602           $(110,328)             $(40,710)

Proceeds from issuance
of common stock
subscription rights                                                             713                   -                   713

Net income predecessor
company Jan. 1, 1997 -
Feb. 28, 1997                                     -         35,787           35,787

Fresh start adjustments                 (10,962,480)           (11)         (65,320)             74,541                 9,210

Net loss of reorganized
company Mar. 1, 1997 -
Dec. 31, 1997                                     -              -                -              (1,914)               (1,914)
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance,December 31,1997                  4,929,313              5            4,995              (1,914)                3,086

Net loss Jan. 1, 1998 - Mar. 31,
1998                                                             -                -                (270)                 (270)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance, March 31, 1998                   4,929,313             $5           $4,995             ($2,184)               $2,816
                                     =================== ============= ================ ==================== =====================









3.        Supplemental Disclosure of Cash Flows


                                                            Reorganized          Predecessor
                                                              Company              Company
                                                          ----------------------------------------
                                                             Three months        Period from
                                                                Ended            January 1 to
                                                              March 31,          February 28
                                                                1998                1997
                                                          ----------------------------------------
                                                                       (Dollars in
                                                                        thousands)
Supplemental disclosure of non-cash investing and
financing activities:
  Equipment purchased with capital lease financing              $275                  -

  Fresh start adjustments which result in increase
   (decrease) to the following:

  Property and equipment,net                                       -            (13,130)
  Leasehold acquisitions costs, net                                -              1,907
  Reorganization value in excess of amounts
   allocable to identifiable assets                                -               (387)
  Investment in Fremont Street Experience LLC                      -              2,400
  Accounts payable                                                 -                344
  Accrued interest                                                 -               (525)
  Estimated liabilities subject to Chapter 11
    proceedings                                                    -            (72,552)
  Long-term debt, less current maturities                          -             36,756
  Common stock, Predecessor Company                                -                (16)
  Common stock, Reorganized Company                                -                  5
  Additional paid in capital                                       -            (65,320)
  Accumulated deficit                                              -            110,518


4.       Commitments and Contingencies


Riviera Gaming Management Corp. - Elsinore ("RGME") manages the Four Queens Hotel & Casino (which is owned by Four Queens, Inc., for which the Company is a holding company) in accordance with the Management Agreement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME receives an annual fee of $1 million in equal monthly installments plus a performance fee payable annually equal to 25% of any increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") in any fiscal year over $8 million. RGME also received warrants to purchase 1,125,000 shares of the Company's Common Stock at $1 per share. The Management Agreement is for approximately 40 months and can be extended for an additional 24 months at RGME's option if certain performance standards are met.


The Company is liable for one-sixth of the operating expenses incurred by Fremont Street Experience, LLC.


The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act and breach of contract. The Company believes that this claim is included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million. As such, this claim has been reserved for as part of the Class 10 notes payable and, therefore, will not have a material financial effect on the Company.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

5.       Proposed Merger

The Company entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of September 15, 1997, between R&E Gaming Corp. ("R&E"), Elsinore Acquisition Sub, Inc. ("EAS") and the Company. Pursuant to the Merger Agreement, the Company would merge with EAS and would become a wholly-owned subsidiary of R&E. The Company's shareholders (other than those who exercised dissenter's rights under Nevada law) would receive in exchange for each share of the Company's Common Stock held, cash in the amount of $3.16 plus an amount equal to the daily accrual on $3.16 at 9.43% compounded annually, accruing from June 1, 1997 to the date immediately preceding consummation of the Merger.

On March 20, 1998, the Company was notified by R&E, through Mr. Allen Paulson ("Paulson"), that it was its opinion the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E has alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock in connection with an option and voting agreement relating to the Company's stock which that manager entered into with R&E in connection with the merger, and the non-satisfaction of certain conditions precedent to completing the merger. The Company has denied the allegations and has asked that R&E complete the merger.

In April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock. The Company has denied the allegations and has asked that R&E complete the merger (Paulson, et al. v Jeffries & Company et al.). Plaintiff's allegations include breach of the Merger Agreement by the Company, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California. The Company has not yet been served with the lawsuit and is currently unable to form an opinion as to the amount of its exposure in respect thereto. If forced to defend the lawsuit, there can be no assurance that the Company will be successful in such defense or that future operating results will not be materially adversely affected by final resolution of the lawsuit.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following table sets forth certain operating information for the Company for the three months ended March 31, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                             Three Months Ended                      Three Months Ended
                                                               March 31, 1998                          March 31, 1997
                                                               --------------                          --------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)            %                 thousands               %
                                                         ------------      ----------            ------------        ----------
Revenues, net:
   Casino                                                   $10,235            71.8%               $10,471               70.1%
   Hotel                                                      2,375            16.7%                 2,600               17.4%
   Food & beverage                                            2,657            18.5%                 2,640               17.7%
   Other                                                        565             4.0%                   315                2.1%
                                                         ------------      ----------            -----------         ----------
    Gross revenue                                            15,832           111.1%                16,026              107.2%
   Less promotional allowances                               (1,579)          (11.1%)               (1,080)              (7.2%)
                                                         ------------      ----------            -----------         ----------
     Revenues, net                                          $14,253           100.0%               $14,946              100.0%
                                                         ------------      ----------            -----------         ----------

Costs and expenses:
   Casino                                                    $4,068            39.8%                $3,874               37.0%
   Hotel                                                      1,771            74.6%                 2,104               80.9%
   Food and beverage                                          1,446            54.4%                 1,652               62.6%
   Taxes and licenses                                         1,761            12.4%                 1,487               10.0%
   Selling, general and                                       2,459            17.3%                 2,596               17.4%
   administrative
   Rents                                                        964             6.8%                 1,008                6.7%
   Depreciation and                                             567             4.0%                   698                4.7%
   amortization
   Interest                                                   1,332             9.4%                 1,165                7.8%
                                                         ------------      ----------            -----------         ----------
   Merger costs                                                 155             1.1%                     -                   -
                                                         ------------      ----------            -----------         ----------
     Total costs and expenses                               $14,523           100.8%               $14,584               97.6%
                                                         ------------      ----------            -----------         ----------
   Net loss                                                   ($270)            (.8%)                 $362                2.4%
                                                         ------------      ----------            -----------         ----------




                                                         Three Months Ended                  Three Months Ended
                                                           March 31, 1998                      March 31, 1997
                                                  ---------------------------------- -----------------------------------
                                                        (Dollars in                        (Dollars in
                                                         thousands)            %            thousands)            %
                                                  ------------------- -------------- ------------------- ---------------
Other Data:
Net income (loss)                                              ($270)         (1.9%)               $362            2.4%
Depreciation and amortization                                    567           4.0%                 698            4.7%
Interest                                                       1,332           9.4%               1,165            7.8%
Income taxes                                                       -              -                   -               -
Merger costs                                                     155           1.1%                   -               -
                                                  ------------------- -------------- ------------------- ----------------
Earnings before interest,
  taxes, depreciation and
  amortization and reorganiza-
  tional items (EBITDA)                                       $1,783          12.5%              $2,225           14.9%
                                                  =================== ============== =================== ================

Cash flows provided by (used
   in) operating activities                                    ($974)                            $4,018
                                                  ===================                ===================
Cash flows used in investing
   activities                                                  ($799)                             ($380)
                                                  ===================                ===================
Cash flows used in financing
   activities                                                  ($520)                              $696
                                                  ===================                ===================

                   THREE MONTHS ENDED MARCH 31, 1998 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1997


REVENUES

Net revenues decreased by approximately $693,000, or 4.6%, from $14,946,000 for the three months ended March 31, 1997, to $14,253,000 for the three months ended March 31, 1998, primarily due to continued competition and increased casino and hotel capacity in the general Las Vegas market which has adversely affected hotel/casinos in the downtown area.

Casino revenues decreased by approximately $236,000, or 2.3%, from $10,471,000 during the 1997 period to $10,235,000 during the 1998 period due primarily to a $148,000, or 6.5%, decrease in table games revenues, a $128,000, or 40.9%, decrease in poker tournament entry fee revenue, a $480,000, or 51.2%, decrease in slot promotion revenue partially offset by a $567,000, or 8.5%, increase in slot machine revenue. Management eliminated certain unprofitable complimentary programs which generated significant poker, slot and table games volume in the first quarter of 1997. During the first quarter of 1998, table games drop decreased $2,563,000 or 14.3%. However, the win percentage increased by 1.2% as a result of more stringent controls over the dice games and a change in customer mix from complimentary credit players to cash paying vacationers. Slot coin-in increased $11,263,000, or 9.5%, due to the implementation of slot promotions efforts to increase the Four Queens customer database. In March 1998, the Nickel Palace area was opened which targets nickel customers with an additional 110 nickel slot machines. In addition, the purchase of new state-of-the-art slot equipment increased the overall number of slot machines in the casino.

Hotel revenues decreased by approximately $225,000, or 8.7%, from $2,600,000 during the 1997 period to $2,375,000 during the 1998 period due primarily to a decrease in the average room rate as a result of competitive room pricing in the Las Vegas market as well as a decrease in cash room revenues resulting from the implementation of casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues increased approximately $17,000, or 0.6%, from $2,640,000 during the 1997 period to $2,657,000 during the 1998 period due to an increase in complimentary revenues of $219,000 resulting from the implementation of casino and slot marketing promotions, which was partially offset by a decrease in cash revenues as a result of lower covers.

Other revenues increased by approximately $250,000, or 79.4%, from $315,000 during the 1997 period to $565,000 during the 1998 period, due to additional rental income as a result of new tenant leases and a payment received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances increased by approximately $499,000, or 46.2%, from $1,080,000 during the 1997 period to $1,579,000 during the 1998 period due to an increase in complimentary rooms, food, and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $252,000, or 2.0%, from $12,721,000 for the 1997 period to $12,469,000 for 1998 period.

Casino expense increased by approximately $194,000, or 5.0%, from $3,874,000 during the 1997 period to $4,068,000 during the 1998 period due to an increase in the cost of complimentary rooms, food, and beverage. Casino expenses as a percentage of revenues increased from 37.0% to 39.8% due to the increase in cost of complimentary rooms, food and beverages reflected as casino expense resulting from management's implementation of casino and slot marketing promotions.

Hotel expense decreased by approximately $333,000, or 15.8%, from $2,104,000 during the 1997 period to $1,771,000 during the 1998 period. Hotel expenses as a percentage of revenues decreased from 80.9% to 74.6% due to an increase in cost of complimentary rooms, food and beverages reflected as casino expense.

Food and beverage costs and expenses decreased by approximately $206,000, or 12.5%, from $1,652,000 during the 1997 period to $1,446,000 during the 1998 period, primarily as a result of an increase in the cost of complimentary rooms, food and beverages reflected as casino expense.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA decreased by approximately $442,000, or 19.8%, from $2,225,000 during the 1997 period to $1,783,000 during the 1998 period. The decrease was due to lower revenues, as discussed above.

Pursuant to covenants applicable to the Company's restated 1994 11 1/2% First Mortgage Notes due 2000 ("New First Mortgage Notes") and restated 1993 13 1/2% Mortgage Notes due 2001 ("New Second Mortgage Notes"), the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of
1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. For the reference periods ending March 31, 1998, the Company obtained waivers of those covenants from the holders of the First Mortgage Notes and Second Mortgage Notes due to the Ratio being lower than required as of the reference period ended March 31, 1998. As of the reference period ended March 31, 1998 the Ratio was .98 to 1.00. The waivers further provided that the noteholders will not take action prior to January 2, 1999 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending June 30 and September 30, 1998.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $131,000, or 18.8%, from $698,000 during the 1997 period to $567,000 during the 1998 period due to revaluation of property and equipment as a result of fresh start accounting.

Interest expense increased by approximately $167,000, or 14.3%, from $1,165,000 during the 1997 period to $1,332,000 for the 1998 period, due to the restatement of notes and restructured debt as of August 12, 1996, the date of Plan confirmation, as well as interest expense incurred as a result of capital lease arrangements entered into for slot equipment. Interest had been stayed while the Company was under the protection of the Bankruptcy court.

During the first quarter of the 1998 period, the company incurred approximately $155,000 in merger and acquisition costs related to the Merger Agreement.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced a net loss in the 1998 period of $115,000 compared to a net profit of $362,000 in the 1997 period, a decrease of $477,000, or 131.8%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.5 million at March 31, 1998, as compared with approximately $6.8 million at December 31, 1997, a decrease of $2,293,000 from December 31, 1997. Significant debt service on the New Second Mortgage Notes and other debt issued pursuant to the Plan is paid in August and February and significantly affects the Company's cash and cash equivalents in the second and fourth quarters.

For the first three months of 1998, the Company's net cash used by operating activities was $944,000 compared to $4,371,000 provided by operating activities in the first three months of 1997, due primarily to the payment of accrued interest on the New Second Mortgage Notes and other debt issued pursuant to the Plan. EBITDA for the first three months of 1998 and 1997 was $1.8 million and $2.2 million, respectively. The Company's ability to service its debt will be dependent on future performance, which will be effected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Scheduled interest payments on the New Second Mortgage Notes and other indebtedness were $5.2 million in 1998, declining to $4.2 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the $30 million principal of the New Second Mortgage Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Second Mortgage Notes at maturity will be dependent upon its ability to refinance the New Second Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Second Mortgage Notes at maturity. The New Second Mortgage Notes are redeemable at the option of the Company at 100% at any time without premium.

The indenture governing the New Second Mortgage Notes provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. The Company is also required to offer to purchase all of its New First Mortgage Notes, the principal amount of which is approximately $3.9 million, at 101% upon any "Change of Control," as defined in the indenture governing those notes. (See the "Proposed Merger" discussion in Note 5 to the Company's Condensed Consolidated Financial Statements included herein regarding the potential change in control of the Company.) In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing. There can be no assurance that the Company would be able to effect such as refinancing on favorable terms, or at all.

As noted above, the Company was not in compliance with the Ratio covenants applicable to its New First Mortgage Notes and New Second Mortgage Notes. The Company has obtained waivers from its compliance with these covenants for the reference period ended March 31, 1998, and the waivers further provide that the noteholders will not take action prior to January 2, 1999 for non-compliance with the Ratio covenants through the September 30, 1998 reference periods. If the Company fails to be in compliance with the Ratio covenants as of September 30, 1998, it would be required to seek further relief from the noteholders or refinance the indebtedness represented by the New First Mortgage Notes and New Second Mortgage Notes. In the event that this was not accomplished, the holders of the New First Mortgage Notes and New Second Mortgage Notes would be entitled to declare a default on the New First Mortgage Notes and New Second Mortgage Notes and the entire amount of principle and interest thereunder could become due and payable. There can be no assurance that the holders of the New First Mortgage Notes and New Second Mortgage Notes would give additional forbearance past January 2, 1999 or that the New First Mortgage Notes and New Second Mortgage Notes would be refinanced on favorable terms, or at all.

The Company considers it important to the competitive position of the Four Queens Hotel & Casino that expenditures be made to upgrade the property. The Company has budgeted approximately $3.9 million for capital expenditures in 1998. The Company expects to finance such capital expenditures, including an arrangement to finance slot machine and equipment purchases of $2.6 million, of which $1.5 million has been used as of March 31, 1998, from cash on hand, cash flow and slot lease financing. Uses of cash during the three month period ended March 31, 1998 included capital expenditures of $799,000.

Management believes that the Company's working capital and cash flows from operations will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months. However, in the longer term, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company.

COMPUTERIZED OPERATIONS AND YEAR 2000

During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the date change from the year 1999 to 2000. Although, based on a review of its data processing, operating and other computer-based systems, the Company does not currently believe that it will experience significant adverse effects or material unbudgeted costs resulting from the inability of its technology to adequately process the year 2000 date change, the Company cannot provide any assurance in this regard, and any such costs or effect could materially and adversely affect the operations of the Company. In addition, there can be no assurance that the systems and technology of other parties upon which the Company relies for various products or services will be able to process the year 2000 date change; such inability could also adversely affect the operations of the Company.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, as well as other capital spending, financing and refinancing sources, existing and expected competition and the effects of regulations. Such forward looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the year 2000 date change, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1997. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

                        Elsinore Corporation and Subsidiaries
                                 Other Information

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

                  The Company is a party to certain claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company has certain other pending matters. See "Item 5. Other Information."

Item 4.  Submission of Matters to a Vote of Security Holders

                  At a special meeting of the shareholders of the Company held on February 4, 1998, the Company's shareholders approved the Merger Agreement among the Company, R&E and EAS by the affirmative vote of shareholders holding approximately 94.3% of the outstanding shares of the Company's Common Stock and a negative vote of shareholders holding less than 1% of the outstanding shares of the Company's Common Stock. Less than 1% of the shareholders abstained.

Item 5.  Other Information:

                  The Company entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of September 15, 1997, between R&E Gaming Corp. ("R&E"), Elsinore Acquisition Sub, Inc. ("EAS") and the Company. Pursuant to the Merger Agreement, the Company would merge with EAS and would become a wholly-owned subsidiary of R&E. The Company's shareholders (other than those who exercised dissenter's rights under Nevada law) would receive in exchange for each share of the Company's Common Stock held, cash in the amount of $3.16 plus an amount equal to the daily accrual on $3.16 at 9.43% compounded annually, accruing from June 1, 1997 to the date immediately preceding consummation of the Merger.

                  On March 20, 1998, the Company was notified by R&E, through Mr. Allen Paulson ("Paulson"), that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E has alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock in connection with an option and voting agreement relating to the Company's stock which that manager entered into with R&E in connection with the merger, and the non-satisfaction of certain conditions precedent to completing the merger. The Company has denied the allegations and asked that R&E complete the merger.


                  In April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). Plaintiff's allegations include breach of the Merger Agreement by the Company, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking
                  (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and
                  (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California. The Company has not yet been served with the lawsuit and is currently unable to form an opinion as to the amount of its exposure in respect thereto. If forced to defend the lawsuit, there can be no assurance that the Company will be successful in such defense or that future operating results will not be materially adversely affected by final resolution of the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         15.1     KPMG Peat Marwick LLP Independent Auditor's Review Report

27.1     Financial Data Schedule

         (b)       Reports on Form 8-K

                  (i) Current Report on Form 8-K filed February 25, 1998, relating to a press release issued by the Company concerning notice given by R&E reserving its right not to proceed with the proposed merger among the Company, R&E and EAS (the "Proposed Merger").

                  (ii) Current Report on Form 8-K filed March 25, 1998 relating to a press release, issued by the Company concerning notice given to the Company by R&E of its intent not to proceed with the Proposed Merger.

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



Dated:  May 13, 1998

                                                 INDEX TO EXHIBITS

15.1     KPMG Peat Marwick LLP Independent Auditor's Review Report

27.1     Financial Data Schedule