Form 10-Q
period 1998-06-30
ELSINORE CORP
filed 1998-08-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 1998
                                    or

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

                          YES X          NO

      APPLICABLE ONLY TO ISSUERS, INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES  X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                    OUTSTANDING
          Common                August 13, 1998               4,929,313

                                       Elsinore Corporation and Subsidiaries
                                                     Form 10-Q
                                        For the Quarter Ended June 30, 1998



                                                       INDEX

PART I.  FINANCIAL INFORMATION:                                     PAGE

Item 1.      Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets at                       4-5
        June 30, 1998 (Reorganized Company) (Unaudited) and December 31, 1997 (Reorganized Company)

     Condensed Consolidated Statements of Operations                6-7
        for the Three Months Ended June 30, 1998 and
        Three Months Ended June 30, 1997 (Unaudited)

     Condensed Consolidated  Statements of  Operations for the      8-9
        Six Months Ended June 30, 1998 (Reorganized Company)
        and Four  Months  Ended June 30,  1997  (Reorganized
        Company);   Two  Months  Ended   February  28,  1997
        (Predecessor  Company);   Combined  Reorganized  and
        Predecessor  Company  for the Six Months  Ended June
        30, 1997 (Unaudited)

    Condensed  Consolidated  Statements of Cash Flows for the     10-11
       Six Months Ended June 30, 1998 (Reorganized Company)
       and Four  Months  Ended June 30,  1997  (Reorganized
       Company);   Two  Months  Ended   February  28,  1997
       (Predecessor  Company);   Combined  Reorganized  and
       Predecessor  Company  for the Six Months  Ended June
       30, 1997 (Unaudited)

    Notes to Condensed Consolidated Financial Statements          12-16

Item 2.     Management's Discussion and Analysis of               16-28
            Financial Condition and Results of
            Operations


PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                  29
         Item 6.  Exhibits and Reports on Form 8-K                   30

 SIGNATURES                                                          31

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                        June 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)






                                                                       Reorganized            Reorganized
                                                                         Company                Company
                                                                         June 30,            December 31,
                                                                           1998                  1997
                                                                    -------------------   --------------------
                                                                    (Unaudited)
                              Assets
Current Assets:

  Cash and cash equivalents                                                     $4,602                 $6,822
  Accounts receivable, less allowance for
    doubtful accounts of $229 and $165,
    respectively                                                                   492                    623
  Inventories                                                                      338                    382
  Prepaid expenses                                                               1,888                  1,846
                                                                    -------------------   --------------------
     Total current assets                                                        7,320                  9,673
                                                                    -------------------   --------------------

Property and equipment, net                                                     40,552                 39,042

Reorganization value in excess of amounts
    allocable to indentifiable                                                     352                    367
assets

Other assets                                                                     1,184                    741
                                                                    -------------------   --------------------

    Total assets                                                               $49,408                $49,823
                                                                    ===================   ====================

See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Balance Sheets (continued)
                                        June 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)





                                                                            Reorganized             Reorganized
                                                                              Company                 Company
                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                         ------------------     --------------------
                                                                         (Unaudited)
Liabilities and Shareholders' Equity Current liabilities:
  Accounts payable                                                                    $772                   $1,174
  Accrued interest                                                                   1,515                    1,492
  Accrued expenses                                                                   4,319                    4,453
  Current portion of long-term debt                                                  1,766                    1,477
                                                                         ------------------     --------------------
     Total current liabilities                                                       8,372                    8,596
                                                                         ------------------     --------------------

Long-term debt, less current portion                                                38,590                   38,141
                                                                         ------------------     --------------------
     Total liabilities                                                             $46,962                  $46,737
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares                                                      $5                       $5
Additional paid-in capital                                                           4,995                    4,995
Accumulated deficit                                                                (2,554)                   (1,914)
                                                                         ------------------     --------------------
     Total shareholders' equity                                                      2,446                    3,086
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity                                                                        $49,408                  $49,823
                                                                         ==================     ====================


See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)




                                               -------------------             -------------------
                                                     Three                           Three
                                                     Months                          Months
                                                     Ended                           Ended
                                                    June 30, 1998                June 30, 1997
                                               -------------------             -------------------
Revenues, net:
 Casino                                                    $9,554                          $9,051
 Hotel                                                      2,138                           2,406
 Food and beverage                                          2,538                           2,270
 Other                                                        934                             355
 Promotional allowances                                    (1,387)                           (896)
                                               -------------------             -------------------
   Total revenues, net                                     13,777                          13,186
Costs and expenses:
 Casino                                                     3,574                           3,576
 Hotel                                                      1,935                           2,155
 Food and beverage                                          1,538                           1,504
 Taxes and licenses                                         1,281                           1,381
 Selling, general and
    administrative                                          2,937                           2,043
 Rents                                                        948                           1,025
 Depreciation and
    amortization                                              563                             551
 Interest                                                   1,274                           1,285
 Merger costs                                                  97                               -
                                               -------------------             -------------------

    Total costs and
       expenses                                            14,147                          13,520
                                               -------------------             -------------------
   Income (loss) before
     income taxes                                            (370)                           (334)


 Income taxes                                                   -                              30
                                               -------------------             -------------------
   Net income (loss)                                         (370)                           (364)
                                               ===================             ===================




                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)







                                               -------------------              ------------------
                                                     Three                            Three
                                                     Months                          Months
                                                     Ended                            Ended
                                                    June 30,                        June 30,
                                                      1998                            1997
                                               -------------------              ------------------

Basic and diluted income        (loss) per
share:                                                      ($.08)                          ($.07)
                                               ===================              ==================

Weighted average number of
   common shares
   outstanding                                          4,929,313                       4,929,313
                                               ===================              ==================


See accompanying notes to condensed consolidated financial statements.




                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                    (Unaudited)

                                                                                                        Combined
                                                                                                       Reorganized
                                                                                                           and
                                                                                  Predecessor          Predecessor
                                                 Reorganized Company                Company              Company
                                        ------------------- -------------------------------------- --------------------
                                               Six             Period from        Period from              Six
                                              Months             March 1          January 1 to           Months
                                              Ended                 to            February 28             Ended
                                             June 30,           June 30,              1997              June 30,
                                               1998               1997                                    1997
                                        ------------------- -------------------------------------- --------------------
Revenues, net:
 Casino                                            $19,789            $12,600              $6,922              $19,522
 Hotel                                               4,513              3,270               1,736                5,006
 Food and beverage                                   5,195              3,165               1,745                4,910
 Other                                               1,499                517                 153                  670
 Promotional allowances                             (2,966)            (1,216)               (760)              (1,976)
                                        ------------------- ------------------ ------------------- --------------------
   Total revenues, net                              28,030             18,336               9,796               28,132
Costs and expenses:
 Casino                                              7,642              4,740               2,710                7,450
 Hotel                                               3,706              2,849               1,410                4,259
 Food and beverage                                   2,984              2,051               1,105                3,156
 Taxes and licenses                                  3,042              1,888                 980                2,868
 Selling, general and
    administrative                                   5,396              2,832               1,807                4,639
 Rents                                               1,912              1,360                 673                2,033
 Depreciation and
    amortization                                     1,130                720                 529                1,249

 Interest                                            2,606              1,678                 772                2,450
 Merger costs                                          252                  -                   -                    -
                                        ------------------- ------------------ ------------------- --------------------

    Total costs and
       expenses                                     28,670             18,118               9,986               28,104
                                        ------------------- ------------------ ------------------- --------------------

   Income (loss) before
     extraordinary
     gain on elimination
     of debt and income
     taxes                                            (640)               218                (190)                  28
                                                                                                   ====================
 Extraordinary gain on
    elimination of debt                                  -                  -              35,977
 Income taxes                                            -                 30                   -
                                        ------------------- ------------------ -------------------
   Net income (loss)                                  (640)               188              35,787
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







                                                                                   Predecessor
                                                  Reorganized Company                Company
                                          ------------------------------------- ------------------
                                                 Six            Period from        Period from
                                               Months             March 1         January 1 to
                                                Ended                to            February 28
                                              June 30,           June 30,             1997
                                                1998               1997
                                          ------------------ ------------------ ------------------

Basic and diluted income (loss)
per share:
Income (loss) before
  extraordinary gain on
  elimination of debt                                 ($.13)              $.04             ($0.01)
Extraordinary gain on
  elimination of debt                                     -                  -              $2.26
                                          ------------------ ------------------ ------------------
  Net income (loss)                                   ($.13)              $.04              $2.25
                                          ================== ================== ==================

Weighted average number of
  common shares
  outstanding                                     4,929,313          4,929,313         15,891,793
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



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                                       Combined
                                                                                                    Reorganized and
                                                                                                      Predecessor
                                                    Reorganized Company                Predecessor      Company
                                            -------------------------------------------------------------------------
                                                   Six            Period from       Period from           Six
                                                  Months            March 1        January 1 to         Months
                                                  Ended                to           February 28          Ended
                                                 June 30,          June 30,            1997            June 30,
                                                   1998              1997                                1997
                                            -------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                       ($640)             $188           $35,787           $35,975
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary gain on
   elimination of debt                                       -                 -           (35,977)          (35,977)
 Depreciation and
   amortization                                          1,130               720               529             1,249
 Decrease in accounts
   receivable                                              131               212               269               481
 Decrease in inventories                                    44                92                 6                98
 Increase in prepaid
   expenses                                                (42)             (420)             (111)             (531)
 (Increase) decrease in
   restricted cash                                           -               (71)            4,092             4,021
 (Increase) decrease in
   other assets                                           (443)                7                 2                 9
 Increase (decrease) in
   accounts payable                                       (402)              (31)             (178)             (209)
 Increase (decrease) in
   accrued expenses                                       (134)           (1,669)              591            (1,078)
 Increase (decrease) in
   accrued interest                                         23              (870)              749              (121)
                                            -------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                              ($333)          ($1,842)           $5,759            $3,917
                                            -------------------------------------------------------------------------



                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Cash Flows (continued)
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                                                                                            Combined
                                                                                                        Reorganized and
                                                                                                          Predecessor
                                                                                                            Company
                                                       Reorganized Company                 Predecessor
                                              ----------------------------------------------------------------------------
                                                     Six            Period from        Period from            Six
                                                    Months            March 1          January 1 to          Months
                                                    Ended                to            February 28           Ended
                                                   June 30,           June 30,             1997             June 30,
                                                     1998               1997                                  1997
                                              ----------------------------------------------------------------------------

Cash flows from investing
   activities - capital
   expenditures                                          (1,181)            (1,019)              (141)            (1,160)
                                              ----------------------------------------------------------------------------

Cash flows from financing activities:
 Principal payments on
   long-term debt                                          (706)               (74)               (12)               (86)
 Proceeds from issuance of
   common stock
   subscription rights                                        -                  -                713                713
                                              ----------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                                (706)               (74)               701                627
                                              ----------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents                               (2,220)            (2,935)             6,319              3,384

Cash and cash equivalents at
 beginning of period
                                                          6,822             13,527              7,208              7,208
                                              ----------------------------------------------------------------------------

Cash and cash equivalents at
 end of period
                                                         $4,602            $10,592            $13,527            $10,592
                                              ============================================================================



                           Elsinore Corporation and Subsidiaries
                    Notes to Condensed Consolidated Financial Statements
                                      June 30, 1998

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

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three months ended June 30, 1998 and June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and the two months ended February 28, 1997 for the Predecessor Company and the four months ended June 30, 1997 for the Reorganized Company. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.

2.       Shareholders' Equity

                                               Common Stock
                                     ---------------------------------
                                                                                                                    Total
                                                                         Additional         Accumulated         Shareholders'
                                        Outstanding                    Paid-In-Capital       Earnings               Equity
                                           Shares           Amount                         (Deficiency)          (Deficiency)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance,
   December 31, 1996                          15,891,793          $16          $69,602            $(110,328)             $(40,710)

Proceeds from issuance of common
stock subscription rights                                                          713                    -                   713
Net income predecessor company
Jan. 1, 1997 - Feb. 28, 1997                                                         -               35,787                35,787
Fresh start adjustments                      (10,962,480)        (11)          (65,320)              74,541                 9,210

Net loss of reorganized company
Mar. 1, 1997 - Dec. 31, 1997                           -           -                 -               (1,914)               (1,914)
                                     ------------------- ------------- ---------------- -------------------- ---------------------

Balance, December 31, 1997                     4,929,313           5             4,995               (1,914)                3,086

Net loss Jan. 1, 1998 - Mar. 31,
1998                                                               -                -                  (270)                 (270)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance, Mar. 31, 1998                         4,929,313          $5            $4,995              ($2,184)               $2,816

Net loss Apr. 1, 1998 -
June 30, 1998                                                                                          (370)                 (370)
                                     ------------------- ------------- ---------------- -------------------- ---------------------
Balance, June 30, 1998                         4,929,313         $5             $4,995              ($2,554)               $2,446
                                     =================== ============= ================ ==================== =====================



3.    Supplemental Disclosure of Cash Flows
                                                                                    Reorganized            Predecessor
                                                                                      Company                Company
                                                                               ---------------------- ----------------------
                                                                                    Six Months             Period from
                                                                                       Ended              January 1 to
                                                                                     June 30,              February 28
                                                                                        1998                  1997
                                                                               ---------------------- ----------------------
                                                                                    (Dollars in            (Dollars in
                                                                                    thousands)             thousands)
Supplemental disclosure of non-cash investing and financing activities:

  Equipment purchased with capital lease financing                                            $1,444                      -

  Fresh start adjustments which result in increase (decrease) to the following:

  Property and equipment, net                                                                       -                (13,130)
  Leasehold acquisitions costs, net                                                                -                  1,907
  Reorganization value in excess of amounts
   allocable to identifiable assets                                                                -                   (387)
  Investment in Fremont Street Experience LLC                                                      -                  2,400
  Accounts payable                                                                                 -                    344
  Accrued interest                                                                                 -                   (525)
  Estimated liabilities subject to Chapter 11
    proceedings                                                                                    -                (72,552)
  Long-term debt, less current maturities                                                          -                 36,756
  Common stock, Predecessor Company                                                                -                    (16)
  Common stock, Reorganized Company                                                                -                      5
  Additional paid in capital                                                                       -                (65,320)
  Accumulated deficit                                                                              -                110,518


3.    Commitments and Contingencies

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

The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act and breach of contract. The Company believes that this claim is included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million. As such, these claims have been reserved for as part of the Class 10 notes payable and, therefore, will not have a material financial effect on the Company.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

4.    Proposed Merger

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

On March 20, 1998, the Company was notified by R&E, through Mr. Allen Paulson ("Paulson"), that it was its position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the manager of certain investment accounts that 94.3% of the Company's outstanding Common Stock in connection with an option and voting agreement relating to the Company's stock which that manager entered into with R&E in connection with the merger, and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger.

Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). Plaintiffs' allegations include breach of the Merger Agreement by the Company, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended. This motion is scheduled to be heard by the Court on August 31, 1998. No discovery has yet taken place, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                                                                Three Months Ended                      Three Months Ended
                                                                   June 30, 1998                            June 30, 1997
                                                                   -------------                            -------------
                                                             (Dollars in                            (Dollars in
                                                              thousands)        %                    thousands)          %

Revenues, net:
   Casino                                                    $9,554            69.4%                $9,051               68.6%
   Hotel                                                      2,138            15.5%                 2,406               18.3%
   Food & beverage                                            2,538            18.4%                 2,270               17.2%
   Other                                                        934             6.8%                   355                2.7%
     Gross revenue                                           15,164           110.1%                14,082              106.8%
   Less promotional allowances                               (1,387)          (10.1%)                 (896)              (6.8%)
     Revenues, net                                          $13,777           100.0%               $13,186              100.0%

Costs and expenses:
   Casino                                                    $3,574            37.4%                $3,576               39.5%
   Hotel                                                      1,935            90.5%                 2,155               89.6%
   Food and beverage                                          1,538            60.6%                 1,504               66.3%
   Taxes and licenses                                         1,281             9.3%                   381               10.5%
   Selling, general and
                                                              2,937            21.3%                 2,043               15.5%
   administrative
   Rents                                                        948             6.9%                 1,025                7.8%
   Depreciation and
   amortization                                                 563             4.1%                   551                4.2%
   Interest                                                   1,274             9.2%                 1,285                9.8%
   Merger costs                                                  97              .7%                     -                  -
     Total costs and expenses                               $14,147           102.7%               $13,520              102.5%

   Net loss before income taxes                               ($370)           (2.7%)                ($334)              (2.5%)
     Income taxes                                                 -                -                    30                 .2%
                                                  ------------------     ------------    ------------------     ---------------

   Net loss                                                   ($370)           (2.7%)                ($364)              (2.7%)
                                                  ------------------     ------------    ------------------     ---------------





                                                         Three Months Ended                  Three Months Ended
                                                            June 30, 1998                      June 30, 1997
                                                  ---------------------------------- -----------------------------------
                                                     (Dollars in                        (Dollars in
                                                      thousands)            %            thousands)            %
                                                  ------------------- -------------- ------------------- ---------------
Other Data:
Net income (loss)                                              ($370)         (2.7%)              ($364)          (2.8%)
Depreciation and amortization                                    563           4.1%                 551            4.2%
Interest                                                       1,274           9.2%               1,285            9.8%
Income taxes                                                       -              -                  30             .2%
Merger costs                                                      97            .7%                   -               -
                                                  ------------------- -------------- ------------------- ---------------
Earnings before interest,
  taxes, depreciation and
  amortization and merger
  costs (EBITDA)                                              $1,564          11.4%              $1,502           11.4%
                                                  =================== ============== =================== ===============





                                                                 Six Months Ended                        Six Months Ended
                                                                 June 30, 1998                            June 30, 1997
                                                          ---------------------------            ------------------------------
                                                          (Dollars in                            (Dollars in
                                                           thousands)            %                thousands)              %
                                                          -----------        --------            -----------           --------
Revenues, net:
   Casino                                                   $19,789            70.6%               $19,522               69.4%
   Hotel                                                      4,513            16.1%                 5,006               17.8%
   Food & beverage                                            5,195            18.5%                 4,910               17.5%
   Other                                                      1,499             5.4%                   670                2.4%
     Gross revenue                                           30,996           110.6%                30,108              107.2%
   Less promotional allowances                               (2,966)          (10.6%)               (1,976)              (7.2%)
     Revenues, net                                          $28,030           100.0%               $28,132              100.0%

Costs and expenses:
   Casino                                                    $7,642            38.6%                $7,450               38.2%
   Hotel                                                      3,706            82.1%                 4,259               85.1%
   Food and beverage                                          2,984            57.4%                 3,156               64.3%
   Taxes and licenses                                         3,042            10.9%                 2,868               10.2%
   Selling, general and
                                                              5,396            19.3%                 4,639               16.5%
   administrative
   Rents                                                      1,912             6.8%                 2,033                7.2%
   Depreciation and
   amortization                                               1,130             4.0%                 1,249                4.4%
   Interest                                                   2,606             9.3%                 2,450                8.7%
   Merger costs                                                 252              .9%                     -                   -
     Total costs and expenses                                28,670           102.3%               $28,104               99.9%
                                                          -----------        --------            -----------           --------
   Net loss                                                   ($640)           (2.3%)                  $28                 .1%
                                                          -----------        --------            -----------           --------




                                                          Six Months Ended                    Six Months Ended
                                                            June 30, 1998                      June 30, 1997
                                                  ---------------------------------- -----------------------------------
                                                         (Dollars in                        (Dollars in
                                                          thousands)            %            thousands)            %
                                                  ------------------- -------------- ------------------- ---------------
Other Data:
Net income (loss)                                              ($640)         (2.3%)                $28             .1%
Depreciation and amortization                                  1,130           4.0%               1,249            4.4%
Interest                                                       2,606           9.3%               2,450            8.7%
Income taxes                                                       -              -                   -               -
Merger costs                                                     252            .9%                   -               -
                                                  ------------------- -------------- ------------------- ---------------
Earnings before interest,
  taxes, depreciation and
  amortization and merger
  costs (EBITDA)                                              $3,348          11.9%              $3,727           13.3%
                                                  =================== ============== =================== ===============
Cash flows provided by (used
   in) operating activities                                    ($333)                            $3,917
                                                  ===================                ===================
Cash flows from investing
   activities                                                ($1,181)                          ($1,160)
                                                  ===================                ===================
Cash flows provided by (used
   in) financing activities                                    ($706)                             $627
                                                  ===================                ===================


                     THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                        TO THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $591,000, or 4.5%, from $13,186,000 for the three months ended June 30, 1997, to $13,777,000 for the three months ended June 30, 1998, primarily due to an increase in casino revenues as a result of management's implementation of casino and slot promotions in an effort to offset the adverse affect on hotel/casinos in the downtown area from continued competition and increased casino and hotel capacity in the general Las Vegas market.

Casino revenues increased by approximately $503,000, or 5.6%, from $9,051,000 during the 1997 period to $9,554,000 during the 1998 period due primarily to a $1,184,000, or 282.7%, increase in slot machine revenue, partially offset by a $314,000, or 16.5%, decrease in table games revenues, and a $315,000, or 75.2%, decrease in slot promotion revenue. Management eliminated certain unprofitable complimentary programs which generated significant slot and table games volume in the second quarter of 1997. During the second quarter of 1998, table games drop increased $1,960,000 or 19.1%, which was partially offset by the effect of a decrease in the win percentage of .7%, or $314,000. Slot coin-in increased $14,925,000, or 13.0%, due to the implementation of slot promotions efforts to increase the Four Queens customer database. In March 1998, the Nickel Palace area was opened which targets nickel customers with an additional 110 nickel slot machines. In addition, the purchase of new state-of-the-art slot equipment increased the overall number of slot machines in the casino.

Hotel revenues decreased by approximately $268,000, or 11.1%, from $2,406,000 during the 1997 period to $2,138,000 during the 1998 period due primarily to a decrease in the average room rate as a result of competitive room pricing in the Las Vegas market as well as a decrease in cash room revenues resulting from the implementation of casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues increased approximately $268,000, or 11.8%, from $2,270,000 during the 1997 period to $2,538,000 during the 1998 period primarily due to an increase in complimentary revenues of $196,000 resulting from the implementation of casino and slot marketing promotions, which was partially offset by a decrease in cash revenues as a result of lower cash covers.

Other revenues increased by approximately $579,000, or 163.1%, from $355,000 during the 1997 period to $934,000 during the 1998 period, due to additional rental income as a result of new tenant leases and a payment received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances increased by approximately $491,000, or 54.8%, from $896,000 during the 1997 period to $1,387,000 during the 1998 period due to an increase in complimentary rooms, food, and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $288,000, or 3.3%, from $8,616,000 for the 1997 period to $8,328,000 for 1998 period.

Hotel expense decreased by approximately $220,000, or 10.2%, from $2,155,000 during the 1997 period to $1,935,000 during the 1998 period. Hotel expenses as a percentage of revenues increased from 89.6% to 90.5% due to a decrease in hotel cash revenues as a result of management's marketing promotions which resulted in higher promotional allowances.

Food and beverage costs and expenses decreased by approximately $34,000, or 2.3%, from $1,504,000 during the 1997 period to $1,538,000 during the 1998 period, primarily as a result of an increase in costs associated with an increase in promotional allowances.

Taxes and licenses decreased $100,000, or 7.2%, from $1,381,000 in the 1997 period to $1,281,000 in the 1998 period due primarily to a decrease in payroll taxes.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $894,000, or 43.7%, from $2,043,000 during the 1997 period to $2,937,000 during the 1998 period, primarily as a result of an increase in promotional costs resulting from marketing promotions. As a percentage of total net revenues, selling, general and administrative expenses increased from 15.5% to 21.3%.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA increased by approximately $62,000, or 4.1%, from $1,502,000 during the 1997 period to $1,564,000 during the 1998 period. The increase was due to an increase in revenues, as discussed above.

Pursuant to covenants applicable to the Company's restated 1994 11 1/2% First Mortgage Notes due 2000 ("New First Mortgage Notes") and restated 1993 13 1/2% Mortgage Notes due 2001 ("New Second Mortgage Notes"), the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of
1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. The Company obtained waivers of those covenants from the holders of the First Mortgage Notes and Second Mortgage Notes due to the Ratio being lower than required as of the reference period ended March 31, 1998. The waivers provide that the noteholders will not take action prior to January 2, 1999 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending June 30 and September 30, 1998. As of the reference period ended June 30, 1998 the Ratio was
 .99 to 1.00.

OTHER EXPENSES

During the second quarter of the 1998 period, the Company incurred approximately $97,000 in merger and acquisition costs related to the Merger Agreement.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced a net loss in the 1998 period of $370,000 compared to a net loss of $334,000 in the 1997 period, a decrease of $36,000, or 10.8%.


                     SIX MONTHS ENDED JUNE 30, 1998 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $102,000, or 0.4%, from $28,132,000 for the six months ended June 30, 1997, to $28,030,000 for the six months ended June 30, 1998, primarily due to continued competition and increased casino and hotel capacity in the general Las Vegas market which has adversely affected hotel/casinos in the downtown area. Management's implementation of slot and casino promotions have proven to be effective in the second quarter at lessening the negative impact of this competition and increased capacity on revenues.

Casino revenues increased by approximately $267,000, or 1.4%, from $19,522,000 during the 1997 period to $19,789,000 during the 1998 period due primarily to a $1,751,000, or 13.7%, increase in slot machine revenue partially offset by a $462,000, or 11%, decrease in table games revenues, a $125,000, or 39.9%, decrease in poker tournament entry fee revenue and a $795,000, or 46.1%, decrease in slot promotion revenue. During 1998, table games drop decreased $603,000 or 2.2%. Slot coin-in increased $26,188,000, or 11.3%, due to the implementation of slot promotions efforts to increase the Four Queens customer database. In March 1998, the Nickel Palace area was opened which targets nickel customers with an additional 110 nickel slot machines. In addition, the purchase of new state-of-the-art slot equipment increased the overall number of slot machines in the casino.

Hotel revenues decreased by approximately $493,000, or 9.8%, from $5,006,000 during the 1997 period to $4,513,000 during the 1998 period due primarily to a decrease in the average room rate as a result of competitive room pricing in the Las Vegas market as well as a decrease in cash room revenues resulting from the implementation of casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues increased approximately $285,000, or 5.8%, from $4,910,000 during the 1997 period to $5,195,000 during the 1998 period due to an increase in complimentary revenues of $374,000 resulting from the implementation of casino and slot marketing promotions, which was partially offset by a decrease in cash revenues as a result of lower covers.

Other revenues increased by approximately $829,000, or 123.7%, from $670,000 during the 1997 period to $1,499,000 during the 1998 period, due to additional rental income as a result of new tenant leases and payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances increased by approximately $990,000, or 50.1%, from $1,976,000 during the 1997 period to $2,966,000 during the 1998 period due to an increase in complimentary rooms, food, and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $359,000, or 2.0%, from $17,733,000 for the 1997 period to $17,374,000 for 1998 period. Costs could increase in future periods if the Company were not permitted to be self-insured as to worker compensation claims. The State of Nevada has challenged the Company's status as a self-insurer and the Company is currently responding to the State's challenge.

Casino expense increased by approximately $192,000, or 2.6%, from $7,450,000 during the 1997 period to $7,642,000 during the 1998 period due to an increase in the cost of complimentary rooms, food, and beverage. Casino expenses as a percentage of revenues increased from 38.2% to 38.6% due to the increase in cost of complimentary rooms, food and beverages reflected as casino expense resulting from management's implementation of casino and slot marketing promotions.

Hotel expense decreased by approximately $553,000, or 13.0%, from $4,259,000 during the 1997 period to $3,706,000 during the 1998 period. Hotel expenses as a percentage of revenues decreased from 85.1% to 82.1% due to an increase in cost of complimentary rooms, food and beverages reflected as casino expense.

Food and beverage costs and expenses decreased by approximately $172,000, or 5.4%, from $3,156,000 during the 1997 period to $2,984,000 during the 1998 period, primarily as a result of an increase in the cost of complimentary rooms, food and beverages reflected as casino expense.

Taxes and licenses increased $174,000, or 6.1%, due primarily to a corresponding increase in slot revenues.

OTHER OPERATING EXPENSE

Selling, general and administrative expenses increased $757,000, or 16.3%, as a result of an increase in promotional expenses.

Rent expense decreased $121,000, or 6.0%, due primarily to the elimination of an operating lease in the 1998 period.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA decreased by approximately $379,000, or 10.1%, from $3,727,000 during the 1997 period to $3,348,000 during the 1998 period. The decrease was due to lower revenues, as discussed above.

As noted above, pursuant to covenants applicable to the Company's New First Mortgage Notes and New Second Mortgage Notes, the Company is required to maintain the minimum Ratio of 1.25 to 1.00. The Company obtained waivers of those covenants from the holders of the First Mortgage Notes and Second Mortgage Notes due to the Ratio being lower than required as of the reference period ended March 31, 1998. The waivers provide that the noteholders will not take action prior to January 2, 1999 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending June 30 and September 30, 1998. As of the reference period ended June 30, 1998 the Ratio was .99 to 1.00.

OTHER EXPENSES

Depreciation and amortization decreased by approximately $119,000, or 9.5%, from $1,249,000 during the 1997 period to $1,130,000 during the 1998 period due to revaluation of property and equipment as a result of fresh start accounting.

Interest expense increased by approximately $156,000, or 6.4%, from $2,450,000 during the 1997 period to $2,606,000 for the 1998 period, due to the restatement of notes and restructured debt as of August 12, 1996, the date of Plan confirmation, as well as interest expense incurred as a result of capital lease arrangements entered into for slot equipment. Interest had been stayed while the Company was under the protection of the Bankruptcy court.

During  1998,  the  Company  incurred   approximately  $252,000  in  merger  and
acquisition costs related to the Merger Agreement.





NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced a net loss in the 1998 period of $640,000 compared to a net profit of $28,000 in the 1997 period, a decrease of $668,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.6 million at June 30, 1998, as compared with approximately $6.8 million at December 31, 1997, a decrease of $2.2 million from December 31, 1997. Significant debt service on the New Second Mortgage Notes and other debt issued pursuant to the Plan is paid in August and February and significantly affects the Company's cash and cash equivalents in the second and fourth quarters. The holders of $29,104,000 of the New Second Mortgage Notes have waived payment of interest in the amount of $2,025,000 payable August 31 for sixty days.

For the first six months of 1998, the Company's net cash used in operating activities was $333,000 compared to $3,917,000 provided by operating activities in the first six months of 1997, due primarily to the payment of accrued interest on the New Second Mortgage Notes and other debt issued pursuant to the Plan. EBITDA for the first six months of 1998 and 1997 was $3.3 million and $3.7 million, respectively. The Company's ability to service its debt will be dependent on future performance, which will be effected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Scheduled interest payments on the New Second Mortgage Notes and other indebtedness are $5.2 million in 1998, declining to $4.2 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the $30 million principal of the New Second Mortgage Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Second Mortgage Notes at maturity will be dependent upon its ability to refinance the New Second Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Second Mortgage Notes at maturity. The New Second Mortgage Notes are redeemable at the option of the Company at 100% at any time without premium.

The indenture governing the New Second Mortgage Notes provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Second Mortgage Notes upon the occurrence of a change of control or certain other events at 101%. The Company is also required to offer to purchase all of its New First Mortgage Notes, the principal amount of which is approximately $3.9 million, at 101% upon any "Change of Control," as defined in the indenture governing those notes. (See the "Proposed Merger" discussion in Note 4 to the Company's Condensed Consolidated Financial Statements included herein regarding the potential change in control of the Company.) In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Second Mortgage Notes without a refinancing. There can be no assurance that the Company would be able to effect such a refinancing on favorable terms, or at all.

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

The Company considers it important to the competitive position of the Four Queens Hotel & Casino that expenditures be made to upgrade the property. The Company has budgeted approximately $3.9 million for capital expenditures in 1998. The Company expects to finance such capital expenditures, including an arrangement to finance slot machine and equipment purchases of $2.6 million, of which $2.7 million has been used as of June 30, 1998, from cash on hand, cash flow and slot lease financing. Uses of cash during the six-month period ended June 30, 1998 included capital expenditures of $1,472,000.

The Company is currently in discussions with certain significant debtholders regarding a possible restructuring of outstanding indebtedness. There can be no assurance that any restructuring will occur on terms favorable to the Company or at all. If the Company is unable to restructure its existing indebtedness, the Company would be required to significantly reduce its capital expenditures in order to be able to meet its debt service obligations as they become due without external financing. In addition, if the restructuring is not consummated, the Company would not be in compliance with the Ratio covenants applicable to its New First Mortgage Notes and New Second Mortgage Notes at the end of the forebearance period discussed above and would be required to seek additional waivers or financing. No assurance can be given that additional waivers or external financing will be available or that, if available, such financing or waivers will be on terms favorable to the Company.


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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, as well as other capital spending, financing and restructuring sources (including any interest payment waiver), existing and expected competition and the effects of regulations. Such forward looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the year 2000 date change, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1997. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

                                       Elsinore Corporation and Subsidiaries
                                                 Other Information

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

                  The Company entered into a Merger Agreement, dated as of September 15, 1997, between R&E, EAS and the Company. Pursuant to the Merger Agreement, the Company would merge with EAS and would become a wholly-owned subsidiary of R&E. The Company's shareholders (other than those who exercised dissenter's rights under Nevada law) would receive in exchange for each share of the Company's Common Stock held, cash in the amount of $3.16 plus an amount equal to the daily accrual on $3.16 at 9.43% compounded annually, accruing from June 1, 1997 to the date immediately preceding consummation of the Merger.

                  On March 20, 1998, the Company was notified by R&E, through Paulson, that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the manager of certain investment accounts that hold 94.3% of the Company's outstanding Common Stock in connection with an option and voting agreement relating to the Company's stock which that manager entered into with R&E in connection with the merger, and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger.

                  Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts that hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). Plaintiffs' allegations include breach of the Merger Agreement by the Company, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

                  On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended. This motion is scheduled to be heard by the Court on August 31, 1998. No discovery has yet taken place, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

                  In addition, the Company is a party to certain claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

         10.45    Waiver of Compliance and Letter Dated August 14, 1998

         15.1     KPMG Peat Marwick LLP Independent Auditor's Review Report

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during this period.

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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                     By: /s/ S. Barton Jacka
                                           S. BARTON JACKA, Secretary
                                           and Treasurer and Principal
                                           Accounting Officer



Dated:  August 14, 1998

                                                 INDEX TO EXHIBITS

10.45             Waiver of Compliance and Letter Dated August 14, 1998

15.1              KPMG Peat Marwick LLP Independent Auditor's Review Report

27.1              Financial Data Schedule