Form 10-Q
period 1998-09-30
ELSINORE CORP
filed 1998-11-17
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                    or

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

                                    YES  X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common               November 12, 1998              4,929,313

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                     For the Quarter Ended September 30, 1998



                                                       INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE
     Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                  4-5
                   September 30, 1998 (Reorganized Company) and December 31, 1997 (Reorganized Company)

                  Condensed Consolidated Statements of Operations           6-7
                   for the Three Months Ended September 30, 1998 and
                   Three Months Ended September 30, 1997

                  Condensed Consolidated  Statements of  Operations         8-9
                   for the Nine Months Ended  September  30, 1998
                   (Reorganized Company) and Seven Months Ended
                   September  30, 1997 (Reorganized Company);
                   Two Months Ended February 28, 1997 (Predecessor
                   Company); Combined Reorganized and Predecessor
                   Company  for  the  Nine  Months  Ended September
                   30, 1997

                  Condensed  Consolidated  Statements of Cash Flows        10-11
                   for the Nine Months Ended  September  30, 1998
                   (Reorganized Company) and Seven Months Ended
                   September  30, 1997 (Reorganized Company); Two
                   Months Ended February 28, 1997 (Predecessor
                   Company); Combined Reorganized and Predecessor
                   Company  for  the  Nine  Months  Ended September
                   30, 1997

                 Notes to Condensed Consolidated Financial Statements      12-16

     Item 2.     Management's Discussion and Analysis of                   16-29
                 Financial Condition and Results of
                 Operations


PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                        30-31

         Item 2.  Change in Securities and Use of Proceeds                 31

         Item 4.  Submission of Matter to a Vote of Security Holders       31

         Item 6.  Exhibits and Reports on Form 8-K                         31-32

 SIGNATURES                                                                33

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                       Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                     September 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)



                                                                      September 30,            December
                                                                          1998                    31,
                                                                                                 1997
                                                                   --------------------   --------------------

                             Assets
Current Assets:
  Cash and cash equivalents                                                     $4,739                 $6,822
  Accounts receivable, less allowance for
    doubtful accounts of $236 and $165,
    respectively                                                                   317                    623
  Inventories                                                                      380                    382
  Prepaid expenses                                                               1,611                  1,846
                                                                   --------------------   --------------------
     Total current assets                                                        7,047                  9,673
                                                                   --------------------   --------------------

Property and equipment, net                                                     40,568                 39,042

Reorganization value in excess of amounts
    allocable to indentifiable                                                     351                    367
assets

Other assets                                                                     1,195                    741
                                                                   --------------------   --------------------

    Total assets                                                               $49,161                $49,823
                                                                   ====================   ====================






See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                 Condensed Consolidated Balance Sheets (continued)
                                     September 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)


                                                                           September 30,             December
                                                                               1998                     31,
                                                                                                       1997
                                                                         ------------------     --------------------

Liabilities and Shareholders' Equity Current liabilities:
  Accounts payable                                                                    $906                   $1,174
  Accrued interest                                                                   2,329                    1,492
  Accrued expenses                                                                   4,593                    4,453
  Current portion of long-term debt                                                  1,864                    1,477
                                                                         ------------------     --------------------
     Total current liabilities                                                       9,692                    8,596
                                                                         ------------------     --------------------

Long-term debt, less current portion                                                15,664                   38,141
                                                                         ------------------     --------------------
     Total liabilities                                                             $25,356                  $46,737
                                                                         ------------------     --------------------

Commitments and contingencies

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and outstanding
  50,000,000 shares.  Liquidation preference of
  $18,000,000.                                                                     $18,000                        -
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                                                      5                        5

Additional paid-in capital                                                           9,636                    4,995
Accumulated deficit                                                                 (3,836)                  (1,914)
                                                                         ------------------     --------------------
     Total shareholders' equity                                                     23,805                    3,086
                                                                         ------------------     --------------------

     Total liabilities and shareholders'
     equity                                                                        $49,161                  $49,823
                                                                         ==================     ====================









See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)





                                               -------------------             -------------------
                                                     Three                           Three
                                                     Months                          Months
                                                     Ended                           Ended
                                                 September 30,                   September 30,
                                                      1998                            1997
                                               -------------------             -------------------
Revenues, net:
 Casino                                                   $10,020                          $8,741
 Hotel                                                      1,996                           2,110
 Food and beverage                                          2,202                           2,280
 Other                                                        611                             892
 Promotional allowances                                    (1,203)                         (1,136)
                                               ------------------- ----------- -------------------
   Total revenues, net                                     13,626                          12,887
Costs and expenses:
 Casino                                                     3,586                           3,395
 Hotel                                                      2,026                           2,172
 Food and beverage                                          1,486                           1,437
 Taxes and licenses                                         1,450                           1,325
 Selling, general and
    administrative                                          3,177                           2,509
 Rents                                                        998                           1,034
 Depreciation and
    amortization                                              837                             551
 Interest                                                   1,260                           1,269
 Merger costs                                                  11                               -
                                               ------------------- ----------- -------------------
    Total costs and
       expenses                                            14,831                          13,692
                                               ------------------- ----------- -------------------
   Loss before extraordinary item and income
     taxes                                                 (1,205)                           (805)

 Extraordinary item - loss on extinguishment
   of debt                                                    (77)                              -
 Income taxes                                                   -                             (15)
                                               ------------------- ----------- -------------------
   Net loss                                                (1,282)                           (820)
                                               =================== =========== ===================




                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)








                                               ---------------------------------------------------
                                                     Three                            Three
                                                     Months                          Months
                                                     Ended                            Ended
                                                 September 30,                    September 30,
                                                      1998                            1997
                                               ---------------------------------------------------

Basic and diluted loss per share:
Loss before extraordinary item                              ($.24)                          ($.17)
Loss on extinguishment of debt                               (.02)                              -
                                               ===================================================
Net loss                                                    ($.26)                          ($.17)
                                               ===================================================

Weighted average number of
   common shares
   outstanding                                          4,929,313                       4,929,313
                                               ===================================================


See accompanying notes to condensed consolidated financial statements.




                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                 (Dollars in Thousands, Except Per Share Amounts)


                                                                                                        Combined
                                                                                                       Reorganized
                                                                                                           and
                                                                                  Predecessor          Predecessor
                                                 Reorganized Company                Company              Company
                                        -------------------------------------------------------------------------------
                                               Nine            Period from        Period from             Nine
                                              Months             March 1          January 1 to           Months
                                              Ended                 to              February              Ended
                                          September 30,       September 30,           28,             September 30,
                                               1998               1997                1997                1997
                                        -------------------------------------------------------------------------------
Revenues, net:
 Casino                                            $29,809            $21,341              $6,922              $28,263
 Hotel                                               6,509              5,380               1,736                7,116
 Food and beverage                                   7,397              5,445               1,745                7,190
 Other                                               2,110              1,408                 153                1,561
 Promotional allowances                             (4,169)            (2,351)               (760)              (3,111)
                                        -------------------------------------------------------------------------------
   Total revenues, net                              41,656             31,223               9,796               41,019
Costs and expenses:
 Casino                                             11,228              8,135               2,710               10,845
 Hotel                                               5,732              5,021               1,410                6,431
 Food and beverage                                   4,470              3,488               1,105                4,593
 Taxes and licenses                                  4,492              3,213                 980                4,193
 Selling, general and
    administrative                                   8,573              5,341               1,807                7,148
 Rents                                               2,910              2,394                 673                3,067
 Depreciation and
    amortization                                     1,967              1,271                 529                1,800
 Interest                                            3,866              2,947                 772                3,719
 Merger costs                                          263                  -                   -                    -
                                        -------------------------------------------------------------------------------

    Total costs and
       expenses                                     43,501             31,810               9,986               41,796
                                        -------------------------------------------------------------------------------
   Loss before
       extraordinary item                           (1,845)              (587)               (190)                (777)
                                                                                                   ====================
 Extraordinary item                                    (77)                 -              35,977
 Income taxes                                            -                (45)                  -
                                        ----------------------------------------------------------
   Net income (loss)                                (1,922)              (632)             35,787
                                        ==========================================================


See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Operations (continued)
                                 (Dollars in Thousands, Except Per Share Amounts)




                                                                                   Predecessor
                                                  Reorganized Company                Company
                                          --------------------------------------------------------
                                                Nine            Period from        Period from
                                               Months             March 1         January 1 to
                                                Ended                to             February
                                            September 30,      September 30,           28,
                                                1998               1997               1997
                                          --------------------------------------------------------

Basic and diluted income (loss) per
share:
Loss before
  extraordinary item                                  ($.37)             ($.13)            ($0.01)
Extraordinary item                                     (.02)                 -              $2.26
                                          ================== ================== ==================
  Net income (loss)                                   ($.39)             ($.13)             $2.25
                                          ================== ================== ==================

Weighted average number of
  common shares
  outstanding                                     4,929,313          4,929,313         15,891,793
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



                                       Elsinore Corporation and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)


                                                                                                       Combined
                                                                                                    Reorganized and
                                                                                                      Predecessor
                                                                                                        Company
                                                    Reorganized Company                Predecessor
                                            -------------------------------------------------------------------------
                                                   Nine           Period from       Period from          Nine
                                                  Months            March 1        January 1 to         Months
                                                  Ended                to            February            Ended
                                              September 30,      September 30,          28,          September 30,
                                                   1998              1997              1997              1997
                                            -------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                     ($1,922)            ($632)          $35,787           $35,155
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary item                                          -                 -           (35,977)          (35,977)
                   -----------
 Depreciation and
   amortization                                          1,967             1,271               529             1,800
 Decrease in accounts
   receivable                                              306               130               269               399
 Decrease in inventories                                     2                69                 6                75
 (Decrease) increase in
   prepaid expenses                                        235              (830)             (111)             (941)
 (Increase) decrease in
   restricted cash                                           -              (560)            4,092             3,532
 (Increase) decrease in
   other assets                                           (454)               (5)                2                (3)
 Decrease in accounts
   payable                                                (268)             (407)             (178)             (585)
 Increase (decrease) in
   accrued expenses                                        140            (2,140)              591            (1,549)
 Increase (decrease) in
   accrued interest                                        837            (1,960)              749            (1,211)
                                            -------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                               $843           ($5,064)           $5,759              $695
                                            -------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.



                                       Elsinore Corporation and Subsidiaries
                            Condensed Consolidated Statements of Cash Flows (continued)
                                              (Dollars in Thousands)



                                                                                                            Combined
                                                                                                        Reorganized and
                                                                                                          Predecessor
                                                                                                            Company
                                                       Reorganized Company                 Predecessor
                                              ----------------------------------------------------------------------------
                                                     Nine           Period from        Period from            Nine
                                                    Months            March 1          January 1 to          Months
                                                    Ended                to              February            Ended
                                                September 30,      September 30,           28,           September 30,
                                                     1998               1997               1997               1997
                                              ----------------------------------------------------------------------------

Cash flows from investing
   activities - capital
   expenditures                                           (1,439)            (1,876)              (141)            (2,017)
                                              ----------------------------------------------------------------------------

Cash flows from financing activities:
 Principal payments on
   long-term debt                                         (6,128)              (456)               (12)              (468)
 Capital contribution                                      4,641                  -                  -                  -
 Proceeds from issuance of
   common stock
   subscription rights                                         -                  -                713                713
                                              ----------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                               (1,487)              (456)               701                245
                                              ----------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents                                (2,083)            (7,396)             6,319             (1,077)

Cash and cash equivalents at
 beginning of period                                       6,822             13,527              7,208              7,208
                                              ----------------------------------------------------------------------------

Cash and cash equivalents at
 end of period                                            $4,739             $6,131            $13,527             $6,131
                                              ============================================================================


See accompanying notes to condensed consolidated financial statements.

                     Elsinore Corporation and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                             September 30, 1998

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

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three months ended September 30, 1998 and September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and the two months ended February 28, 1997 for the Predecessor Company and the seven months ended September 30, 1997 for the Reorganized Company. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.







2.       Shareholders' Equity

                         Common Stock          Preferred Stock
                  ---------------------------------------------------------
                                                                                                                     Total
                        Out-                        Out-                      Additional       Accumulated       Shareholders
                      standing                    Standing                  Paid-In-Capital     Earnings            Equity
                       Shares         Amount       Shares         Amount                      (Deficiency)       (Deficiency)
                  ---------------------------------------------------------------------------------------------------------------
Balance,
 December 31,
1996                     15,891,793       $16                                      $69,602          $(110,328)          $(40,710)
Proceeds from
 issuance of
 common stock                                                                          713                  -                713
 subscription
 rights
Net income
 predecessor
 company Jan. 1,                                                                         -             35,787             35,787
 1997 - Feb.
28,
 1997
Fresh start             (10,962,480)      (11)                                     (65,320)            74,541              9,210
 adjustments
Net loss of
 reorganized
 company Mar. 1,                  -                                                      -             (1,914)            (1,914)
 1997 - Dec. 31,
 1997
                  ------------------ --------- ---------------- ----------- --------------- ------------------ ------------------
Balance,December
 31,1997                  4,929,313         5                -           -           4,995             (1,914)             3,086
Net loss Jan. 1,
1998 - Mar. 31,                                                                          -               (270)              (270)
1998
                  ------------------ --------- ---------------- ----------- --------------- ------------------ ------------------
Balance, Mar. 31,         4,929,313        $5                -           -          $4,995            ($2,184)            $2,816
 1998
Net loss Apr. 1,
1998 - June 30,                                                                                          (370)              (370)
1998
                  ------------------ --------- ---------------- ----------- --------------- ------------------ ------------------
Balance, June 30,         4,929,313        $5                -           -          $4,995            ($2,554)            $2,446
 1998
Capital
 contribution, net                                                                   4,641                                 4,641
Issuance of
 preferred stock                                    50,000,000     $18,000                                                18,000
Net loss July 1,
 1998 - September                                                                                      (1,282)            (1,282)
 30, 1998
                  ------------------ --------- ---------------- ----------- --------------- ------------------ ------------------
Balance,
September                 4,929,313        $5       50,000,000     $18,000          $9,636            ($3,836)           $23,805
 30, 1998
                  ================== ========= ================ =========== =============== ================== ==================



3.    Supplemental Disclosure of Cash Flows
                                                                                    Reorganized            Predecessor
                                                                                      Company                Company
                                                                               ---------------------- ----------------------
                                                                                    Nine Months            Period from
                                                                                       Ended              January 1 to
                                                                                   September 30,           February 28
                                                                                        1998                  1997
                                                                               ---------------------- ----------------------
                                                                                    (Dollars in            (Dollars in
                                                                                    thousands)             thousands)
Supplemental disclosure of non-cash investing and financing activities:

  Equipment purchased with capital lease financing                                            $2,038                      -
  Long-term debt exchanged for preferred stock                                                18,000                      -
                                                                                                                          -

  Fresh start adjustments which result in increase (decrease) to the following:

  Property and equipment,net                                                                       -                (13,130)
  Leasehold acquisitions costs, net                                                                -                  1,907
  Reorganization value in excess of amounts
   allocable to identifiable assets                                                                -                   (387)
  Investment in Fremont Street Experience LLC                                                      -                  2,400
  Accounts payable                                                                                 -                    344
  Accrued interest                                                                                 -                   (525)
  Estimated liabilities subject to Chapter 11
    proceedings                                                                                    -                (72,552)
  Long-term debt, less current maturities                                                          -                 36,756
  Common stock, Predecessor Company                                                                -                    (16)
  Common stock, Reorganized Company                                                                -                      5
  Additional paid in capital                                                                       -                (65,320)
  Accumulated deficit                                                                              -                110,518


3.    Commitments and Contingencies

--------------------------------------------------------------------------------
Riviera  Gaming  Management  Corp. - Elsinore  ("RGME")  manages the Four Queens
Hotel & Casino (which is owned by Four Queens,  Inc., for which the Company is a holding company) in accordance with the Management  Agreement among the Company,
Four Queens,  Inc. and RGME effective April 1, 1997. RGME receives an annual fee of $1 million in equal  monthly  installments  plus a  performance  fee  payable annually  equal to 25% of any  increase  in  earnings  before  interest,  taxes, depreciation  and  amortization  ("EBITDA")  in any fiscal year over $8 million.
RGME also received warrants to purchase 1,125,000 shares of the Company's Common
Stock at $1 per share. The Management  Agreement is for  approximately 40 months and can be  extended  for an  additional  24 months at RGME's  option if certain performance standards are met.

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

On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended. This motion is scheduled to be heard by the Court on November 22, 1998. No discovery has yet taken place, and the Company is currently unable to form an opinion as to the amount of its exposure, if any.
Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

5.    Recapitalization

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "Funds") contributed $4,641,000, net of $260,000 of expenses, to the capital of Elsinore Corporation ("Elsinore" or the "Company"), which the Company used, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of the Company due 2001.

Also on September 29, 1998,  Elsinore issued to the Funds,  50,000,000 shares of
Series  A  Convertible  Preferred  Stock  of the  Company  in  exchange  for the surrender  to the Company of  $18,000,000  original  principal  amount of second mortgage notes held by the Funds. The 50,000,000  shares of Series A Convertible
Preferred Stock have an aggregate liquidation  preference of $18,000,000 and are convertible into 93,000,000 shares of the Company's Common Stock.  Following the recapitalization,  John C. "Bruce"  Waterfall will  beneficially  own 97,646,440 shares of Common Stock, or approximately  99.7% of the outstanding Common Stock.
The  number  of  shares   beneficially   owned  and  the  percentage  of  shares
beneficially owned are determined in accordance with the rules of the Securities and Exchange  Commission  and (i) are based on 4,929,313  shares of Common Stock outstanding as of September 29, 1998 and (ii) assumes that the 50,000,000 shares of Series A Convertible  Preferred Stock are converted into 93,000,000 shares of the Company's Common Stock.

In addition, the Company issued to the Funds new second mortgage notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the Funds in the same aggregate principal amount, pursuant to an amended indenture governing the second mortgage notes that reduced the interest rate payable thereon from 13.5% to 12.83%.
Following the recapitalization, the Company has notes outstanding in the aggregate principal amount of $11,104,000.


Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operation

This  discussion and analysis  should be read in conjunction  with the Condensed
Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended September 30, 1998 and 1997 and the nine months ended
September 30, 1998 and 1997. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues.
All other percentages are based on net revenues.






                                                          Three Months Ended                      Three Months Ended
                                                          September 30, 1998                      September 30, 1997
                                                          ------------------                      ------------------
                                                         (Dollars in                             (Dollars in
                                                         thousands)              %               thousands                %
                                                         -----------         --------            -----------           -------
Revenues, net:
   Casino                                                   $10,020            73.5%                $8,741               67.8%
   Hotel                                                      1,996            14.6%                 2,110               16.4%
   Food & beverage                                            2,202            16.2%                 2,280               17.7%
   Other                                                        611             4.5%                   892                6.9%
                                                         -----------         --------            -----------           -------
     Gross revenue                                           14,829           108.8%                14,023              108.8%
   Less promotional allowances                               (1,203)          (8.8%)                (1,136)              (8.8%)
                                                         -----------         --------            -----------           -------
     Revenues, net                                          $13,626           100.0%               $12,887              100.0%
                                                         -----------         --------            -----------           -------
Costs and expenses:
   Casino                                                    $3,586            35.8%                $3,395               38.8%
   Hotel                                                      2,026           101.5%                 2,172              102.9%
   Food and beverage                                          1,486            67.5%                 1,437               63.0%
   Taxes and licenses                                         1,450            10.6%                 1,325               10.3%
   Selling, general and
                                                              3,177            23.3%                 2,509               19.5%
   administrative
   Rents                                                        998             7.3%                 1,034                8.0%
   Depreciation and
   amortization                                                 837             6.1%                   551                4.3%
   Interest                                                   1,260             9.2%                 1,269                9.8%
   Merger costs                                                  11              .1%                     -                   -
                                                         -----------         --------            -----------           -------
    Total costs and expenses                                $14,831           108.8%               $13,692              106.2%
                                                         -----------         --------            -----------           -------
   Net loss before
     extraordinary items and                                ($1,205)           (8.8%)                ($805)              (6.2%)
     income taxes
     Extraordinary item                                         (77)            (.6%)                    -                   -
     Income taxes                                                 -                -                   (15)               (.1%)
                                                  ------------------     ------------    ------------------     ---------------

   Net loss                                                 ($1,282)           (9.4%)                ($820)              (6.3%)
                                                  ------------------     ------------    ------------------     ---------------




                                                         Three Months Ended                  Three Months Ended
                                                         September 30, 1998                  September 30, 1997
                                                  ---------------------------------- -----------------------------------
                                                         (Dollars in                        (Dollars in
                                                          thousands)            %            thousands)            %
                                                  ----------------------------------------------------------------------
Other Data:
Net loss                                                     ($1,282)         (9.4%)              ($820)          (6.3%)
Depreciation and amortization                                    837           6.1%                 551            4.3%
Interest                                                       1,260           9.2%               1,269            9.8%
Income taxes                                                       -              -                  15             .1%
Extraordinary item                                                77            .6%                   -               -
Merger costs                                                      11            .1%                   -               -
                                                  ------------------- -------------  ------------------  ---------------

Earnings before interest,
  taxes, depreciation and
  amortization, extraordinary
  items and merger
  costs (EBITDA)                                                $903           6.6%              $1,015            7.9%
                                                  =================== =============  ==================  ===============




                                                          Nine Months Ended                        Nine Months Ended
                                                          September 30, 1998                      September 30, 1997
                                                          ------------------                      ------------------
                                                       (Dollars in                              (Dollars in
                                                        thousands)             %                 thousands)               %
                                                        -------------         -------            -----------            ------
Revenues, net:
   Casino                                                   $29,809            71.6%               $28,263               68.9%
   Hotel                                                      6,509            15.6%                 7,116               17.3%
   Food & beverage                                            7,397            17.8%                 7,190               17.5%
   Other                                                      2,110             5.1%                 1,561                3.8%
                                                        -------------         -------            -----------            ------
     Gross revenue                                           45,825           110.0%                44,130              107.6%
   Less promotional allowances                               (4,169)          (10.0%)               (3,111)              (7.6%)
                                                        -------------         -------            -----------            ------
     Revenues, net                                          $41,656           100.0%               $41,019              100.0%
                                                        -------------         -------            -----------            ------
Costs and expenses:
   Casino                                                   $11,228            37.7%               $10,845               38.4%
   Hotel                                                      5,732            88.1%                 6,431               90.4%
   Food and beverage                                          4,470            60.4%                 4,593               63.9%
   Taxes and licenses                                         4,492            10.8%                 4,193               10.2%
   Selling, general and
   administrative                                             8,573            20.6%                 7,148               17.4%
   Rents                                                      2,910             7.0%                 3,067                7.5%
   Depreciation and
   amortization                                               1,967             4.7%                 1,800                4.4%
   Interest                                                   3,866             9.3%                 3,719                9.1%
   Merger costs                                                 263              .6%                     -                   -
                                                        ------------          -------             -----------           -------
     Total costs and expenses                               $43,501           104.4%               $41,796              101.9%
                                                        ------------          -------             -----------           -------

   Loss before extraordinary
   item                                                     ($1,845)           (4.4%)                ($777)              (1.9%)
   Extraordinary item                                           (77)            (.2%)                    -                   -
                                                        ------------     ------------             -----------           -------

   Net loss                                                 ($1,922)           (4.6%)                ($777)              (1.9%)
                                                        ============     ============             ===========          ========





                                                          Nine Months Ended                  Nine Months Ended
                                                         September 30, 1998                  September 30, 1997
                                                  ---------------------------------- -----------------------------------
                                                     (Dollars in                        (Dollars in
                                                      thousands)            %            thousands)            %
                                                  ----------------------------------------------------------------------
Other Data:
Net loss                                                     ($1,922)         (4.6%)              ($777)          (1.9%)
Depreciation and amortization                                  1,967           4.7%               1,800            4.4%
Interest                                                       3,866           9.3%               3,719            9.1%
Income taxes                                                       -              -                   -               -
Extraordinary item                                                77            .2%
Merger costs                                                     263            .6%                   -               -
                                                  ------------------- -------------  ------------------  --------------

Earnings before interest,
  taxes, depreciation and
  amortization, extraordinary
  items and merger costs                                      $4,251          10.2%              $4,742           11.6%
EBITDA                                            =================== =============  ==================  ==============

Cash flows provided by (used
   in) operating activities                                     $843                               $694
                                                  ===================                ==================
Cash flows from investing
   activities                                                ($1,439)                           ($2,017)
                                                  ===================                ==================

Cash flows provided by (used
   in) financing activities                                  ($1,487)                              $245
                                                 ===================                ===================

                   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                     TO THREE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $739,000, or 5.7%, from $12,887,000 for the three months ended September 30, 1997, to $13,626,000 for the three months ended September 30, 1998, primarily due to an increase in casino revenues as a result of management's implementation of casino and slot promotions in an effort to offset the adverse affect on hotel/casinos in the downtown area from continued competition and increased casino and hotel capacity in the general Las Vegas market.

Casino revenues increased by approximately $1,279,000, or 14.6%, from $8,741,000 during the 1997 period to $10,020,000 during the 1998 period due primarily to a $1,560,000, or 26.7%, increase in slot machine revenue and a $48,000, or 7.9%, increase in slot promotion revenue, partially offset by a $69,000, or 3.7%, decrease in table games revenues. Management eliminated certain unprofitable complimentary programs which generated significant slot and table games volume in the third quarter of 1997. During the third quarter of 1998, table games drop increased $104,000 or .9%, which was partially offset by the effect of a decrease in the win percentage of .5%, or $52,000. Slot coin-in increased $15,943,000, or 14.0%, due to the implementation of slot promotions efforts to increase the Four Queens customer database. In March 1998, the Nickel Palace area was opened which targets nickel customers with an additional 110 nickel slot machines. In addition, the purchase of new state-of-the-art slot equipment increased the overall number of slot machines in the casino.

Hotel revenues decreased by approximately $114,000, or 5.4%, from $2,110,000 during the 1997 period to $1,996,000 during the 1998 period due primarily to a decrease in the average room rate as a result of competitive room pricing in the Las Vegas market as well as a decrease in cash room revenues resulting from the implementation of casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues decreased approximately $78,000, or 3.4%, from $2,280,000 during the 1997 period to $2,202,000 during the 1998 period primarily due to an increase in complimentary revenues of $52,000 resulting from the implementation of casino and slot marketing promotions, which was partially offset by a decrease in cash revenues as a result of lower cash covers.

Other revenues decreased by approximately $281,000, or 31.5%, from $892,000 during the 1997 period to $611,000 during the 1998 period, due to payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians in 1997.

Promotional allowances increased by approximately $67,000, or 5.9%, from $1,136,000 during the 1997 period to $1,203,000 during the 1998 period due to an increase in complimentary rooms, food, and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) increased by approximately $219,000, or 2.6%, from $8,329,000 for the 1997 period to $8,548,000 for 1998 period.

Casino costs and expenses increased $191,000, or 5.6%, from $3,395,000 during the 1997 period to $3,586,000 during the 1998 period. However, casino expenses as a percentage of revenue decreased from 38.8% to 35.8%. The increase in expenses was due to the increase in cost of complimentary rooms, food and beverages reflected as a casino expense resulting from management's implementation of casino and slot marketing promotions.

Hotel expense decreased by approximately $146,000, or 6.7%, from $2,172,000 during the 1997 period to $2,026,000 during the 1998 period. Hotel expenses as a percentage of revenues decreased from 102.9% to 101.5% due to a decrease in hotel cash revenues as a result of management's marketing promotions which resulted in higher promotional allowances.

Food and beverage costs and expenses increased by approximately $49,000, or 3.4%, from $1,437,000 during the 1997 period to $1,486,000 during the 1998 period. Food and beverage expenses as a percentage of revenue increased from 63.0% to 67.5% primarily as a result of an increase in costs associated with an increase in promotional allowances.

Taxes and licenses increased $125,000, or 9.4%, from $1,325,000 in the 1997 period to $1,450,000 in the 1998 period due primarily to an increase in slot revenues which resulted in higher gaming taxes.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $668,000, or 26.6%, from $2,509,000 during the 1997 period to $3,177,000 during the 1998 period, primarily as a result of an increase in promotional costs resulting from marketing promotions. As a percentage of total net revenues, selling, general and administrative expenses increased from 19.5% to 23.3%.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA decreased by approximately $112,000, or 11.0%, from $1,015,000 during the 1997 period to $903,000 during the 1998 period. The decrease was due to an increase in revenues which was offset by an increase in costs associated with promotional costs as discussed above.

Pursuant to covenants applicable to the Company's 12.83% New Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of
1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. The Company obtained a waiver of those covenants from the holders of the New Notes due to the Ratio being lower than required as of the reference period ended September 30, 1998. The waiver provides that the noteholders will not take action prior to January 2, 2000 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending September 30, 1998 and December 31, 1998. As of the reference period ended September 30, 1998 the Ratio was .97 to 1.00.

OTHER EXPENSES

During the second quarter of the 1998 period, the Company incurred approximately $11,000 in merger and acquisition costs related to the Merger Agreement.

EXTRAORDINARY ITEM

The Company incurred approximately $77,000 in extraordinary costs associated with the buyout of the First Mortgage Notes.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced a net loss in the 1998 period of $1,282,000 compared to a net loss of $820,000 in the 1997 period, a decrease in net income of $462,000, or 56.3%.


               NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                  TO NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $637,000, or 1.6%, from $41,019,000 for the nine months ended September 30, 1997, to $41,656,000 for the nine months ended September 30, 1998, primarily due to an increase in casino revenue as a result of management's implementation of slot and casino promotions which have proven to be effective in the third quarter at lessening the negative impact of continued competition and increased hotel and casino capacity in the general Las Vegas market which has adversely affected hotel/casinos in the downtown area.

Casino revenues increased by approximately $1,546,000, or 5.5%, from $28,263,000 during the 1997 period to $29,809,000 during the 1998 period due primarily to a $2,564,000, or 12.2%, increase in slot machine revenue partially offset by a $531,000, or 8.8%, decrease in table games revenues, a $412,000, or 17.4%, decrease in keno revenue, a $125,000, or 39.9%, decrease in poker tournament entry fee revenue and a $747,000, or 32.0%, decrease in slot promotion revenue. During 1998, table games drop decreased $708,000 or 1.8%. Slot coin-in increased $42,131,000, or 12.1%, due to the implementation of slot promotions efforts to increase the Four Queens customer database. In March 1998, the Nickel Palace area was opened which targets nickel customers with an additional 110 nickel slot machines. In addition, the purchase of new state-of-the-art slot equipment increased the overall number of slot machines in the casino.

Hotel revenues decreased by approximately $607,000, or 8.5%, from $7,116,000 during the 1997 period to $6,509,000 during the 1998 period due primarily to a decrease in the average room rate as a result of competitive room pricing in the Las Vegas market as well as a decrease in cash room revenues resulting from the implementation of casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues increased approximately $207,000, or 2.9%, from $7,190,000 during the 1997 period to $7,397,000 during the 1998 period due to an increase in complimentary revenues of $321,000 resulting from the implementation of casino and slot marketing promotions, which was partially offset by a decrease in cash revenues as a result of lower covers.

Other revenues increased by approximately $549,000, or 35.2%, from $1,561,000 during the 1997 period to $2,110,000 during the 1998 period, due to additional rental income as a result of new tenant leases and payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances increased by approximately $1,058,000, or 34.0%, from $3,111,000 during the 1997 period to $4,169,000 during the 1998 period due to an increase in complimentary rooms, food, and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) decreased by approximately $140,000, or 0.5%, from $26,062,000 for the 1997 period to $25,922,000 for 1998 period. Costs could increase approximately $1 million annually, in future periods, if the Company were not permitted to be self-insured as to worker compensation claims. The State of Nevada has challenged the Company's status as a self-insurer and the Company is currently responding to the State's challenge.

Casino expense increased by approximately $383,000, or 3.5%, from $10,845,000 during the 1997 period to $11,228,000 during the 1998 period. However, casino expenses as a percentage of revenues decreased from 38.4% to 37.7%. The increase in casino expense was due to the increase in cost of complimentary rooms, food and beverages reflected as casino expense resulting from management's implementation of casino and slot marketing promotions.

Hotel expense decreased by approximately $699,000, or 10.9%, from $6,431,000 during the 1997 period to $5,732,000 during the 1998 period. Hotel expenses as a percentage of revenues decreased from 90.4% to 88.1% due to an increase in cost of complimentary rooms, food and beverages reflected as casino expense.

Food and beverage costs and expenses decreased by approximately $123,000, or 2.7%, from $4,593,000 during the 1997 period to $4,470,000 during the 1998 period, primarily as a result of an increase in the cost of complimentary rooms, food and beverages reflected as casino expense.

Taxes and licenses increased $299,000, or 7.1%, due primarily to a corresponding increase in slot revenues.

OTHER OPERATING EXPENSE

Selling, general and administrative expenses increased $1,425,000, or 19.9%, as a result of an increase in promotional expenses.

Rent expense decreased $157,000, or 5.1%, due primarily to the elimination of an operating lease in the 1998 period.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA decreased by approximately $491,000, or 10.4%, from $4,742,000 during the 1997 period to $4,251,000 during the 1998 period. The decrease was due to an increase in revenues that were offset by increased promotional expenses as discussed above.

As noted above, pursuant to covenants applicable to the Company's New Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of
1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. The Company obtained a waiver of those covenants from the holders of the New Notes due to the Ratio being lower than required as of the reference period ended September 30, 1998. The waiver provides that the noteholders will not take action prior to January 2, 2000 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending September 30, 1998 and December 31, 1998. As of the reference period ended September 30, 1998 the Ratio was .97 to 1.00.





OTHER EXPENSES

Depreciation and amortization increased by approximately $167,000, or 9.3%, from $1,800,000 during the 1997 period to $1,967,000 during the 1998 period due to an increase in property and equipment for the 1998 period.

Interest expense increased by approximately $147,000, or 4.0%, from $3,719,000 during the 1997 period to $3,866,000 for the 1998 period, due to the restatement of notes and restructured debt as of August 12, 1996, the date of Plan confirmation, as well as interest expense incurred as a result of capital lease arrangements entered into for slot equipment. Interest had been stayed while the Company was under the protection of the Bankruptcy court.

During  1998,  the  Company  incurred   approximately  $263,000  in  merger  and
acquisition costs related to the Merger Agreement.

EXTRAORDINARY ITEM

The Company incurred approximately $77,000 in extraordinary costs associated with the buyout of the First Mortgage Notes.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced a net loss in the 1998 period of $1,922,000 compared to a net loss of $777,000 in the 1997 period, a decrease in net income of $1,145,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.7 million at September 30, 1998, as compared with approximately $6.8 million at December 31, 1997, a decrease of $2.1 million from December 31, 1997. Significant debt service on the New Notes and other debt issued pursuant to the Plan is paid in August and February and significantly affects the Company's cash and cash equivalents in the second and fourth quarters. Payment of the interest on
$29,104,000 of the 13.5% Second Mortgage Notes, which were exchanged on September 29, 1998for $18,000,000 of Preferred Stock and $11,104,000 of New Mortgage Notes ("New Notes"), has been waived in the amount of $2,025,000 payable August 31, 1998 until December 30, 1998.

For the first nine months of 1998, the Company's net cash provided by operating activities was $843,000 compared to $694,000 in the first nine months of 1997, due primarily to the waiver of payment of accrued interest on the 13.5% Second Mortgage Notes which was due August 31, 1998. EBITDA for the first nine months of 1998 and 1997 was $4.3 million and $4.7 million, respectively. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "Funds") contributed $4,641,070, net of $260,000 of expenses, to the capital of Elsinore Corporation ("Elsinore" or the "Company"), which the Company used, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000, and $896,000 of original principal amount of the 13.5% Second Mortgage Notes of the Company due 2001.

Also on September 29, 1998, Elsinore issued to the Funds 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of second mortgage notes held by the Funds. The 50,000,000 shares of Series A Cumlulative Convertible Preferred Stock have an aggregate liquidation preference of $18,000,000 and are convertible into 93,000,000 shares of the Company's Common Stock.

In addition, the Company issued to the Funds New Notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding Second Mortgage Notes held by the Funds in the same aggregate principal amount, pursuant to an amended indenture governing the Second Mortgage Notes that reduced the interest rate payable thereon from 13.5% to 12.83%. Following the recapitalization, the Company has New Notes outstanding in the aggregate principal amount of $11,104,000.

Scheduled interest payments on the New Notes and other indebtedness are $4.5 million in 1998, declining to $1.6 million in 2001. Cash flow from operations is not expected to be sufficient to pay 100% of the $11 million principal of the New Notes at maturity on August 20, 2001. Accordingly, the ability of the Company to repay the New Notes at maturity will be dependent upon its ability to refinance the New Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Notes at maturity. The New Notes are redeemable at the option of the Company at 100% at any time without premium.

The indenture governing the New Notes provides for mandatory redemption by the Company upon the order of the Nevada Gaming Authorities. The indenture also provides that, in certain circumstances, the Company must offer to repurchase the New Notes upon the occurrence of a change of control or certain other events at 101%. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the New Notes without a refinancing. There can be no assurance that the Company would be able to effect such a refinancing on favorable terms, or at all.

As noted above, the Company was not in compliance with the Ratio covenants applicable to its New Notes. The Company has obtained a waiver from its compliance with these covenants for the reference period ended September 30, 1998 and December 31, 1998, and the waivers further provide that the noteholders will not take action prior to January 2, 2000 for non-compliance with the Ratio covenants through the December 31, 1998 reference periods. If the Company fails to be in compliance with the Ratio covenants after September 30, 1999, it would be required to seek further relief from the noteholders or refinance the indebtedness represented by the New Notes. In the event that this was not accomplished, the holders of the New Notes would be entitled to declare a default on the New Notes and the entire amount of principal and interest thereunder could become due and payable. There can be no assurance that the holders of the New Notes would give additional forbearance past January 2, 2000 or that the New Notes would be refinanced on favorable terms, or at all.

The Company considers it important to the competitive position of the Four Queens Hotel & Casino that expenditures be made to upgrade the property. The Company has budgeted approximately $3.9 million for capital expenditures in 1998. The Company expects to finance such capital expenditures, including an arrangement to finance slot machine and equipment purchases of $2.6 million, from cash on hand, cash flow and slot lease financing. Uses of cash during the nine-month period ended September 30, 1998 included capital expenditures of $1,439,000.

COMPUTERIZED OPERATIONS AND YEAR 2000

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem." If such situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company has conducted a comprehensive review of its computer systems and other systems (both information technology ("IT) and non-IT systems) for the purpose of assessing its potential Year 2000 Problem and is in the process of modifying or replacing those systems which are not Year 2000 compliant. If modifications are not made or not completed timely or unexpected issues arise, the Year 2000 Problem could have a significant impact on the Company's operations.

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations and are expected to be funded out of working capital. As of September 30, 1998, the Company has incurred costs of approximately $125,000 (primarily for acquisition of new systems from third parties) related to the system applications and anticipates spending an additional $250,000 to become Year 2000 compliant, which represents substantially all of the Company's IT budget for 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that such estimates will be accurate and actual results could differ materially.

In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the Company's possible exposure to Year 2000 issues of such third parties. To date, no material issues have been reported to the Company. However, there can be no assurance that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to the Company by these parties are accurate. The failure of a major vendor or supplier to adequately address its Year 2000 Problem could have a significant adverse impact on the Company's operations.

The Company has not yet developed a contingency plan to operate in the event that any non-compliant critical systems are not remedied by January 1, 2000 and has not yet determined a timetable for developing such a plan.


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, the anticipated cost and timing related to remediation of the Year 2000 Problem, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the Year 2000 Problem, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1997. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

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

                  On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended. This motion is scheduled to be heard by the Court on November 22, 1998. No discovery has yet taken place, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

                  In addition, the Company is a party to certain other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.



Item 2.  Changes in Securities and Use of Proceeds

                  On September 29, 1998, the Funds acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of Second Mortgage Notes held by the Funds. The 50,000,000 shares of Series A Convertible Preferred Stock have an aggregate liquidation preference of $18,000,000 and are convertible into 93,000,000 shares of the Company's Common Stock. In addition, the Company, issued to the Funds New Notes in the aggregate principal amount of $11,104,000 in exchange for all outstanding Second Mortgage Notes held by the Funds, in the same aggregate amount. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 22, 1998. At the Annual Meeting, three directors were elected: John C. "Bruce" Waterfall, S. Barton Jacka and Jeffrey T. Leeds. The Stockholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

Votes for these proposals were received as follows:

                   ----------------------------- ---------------- ---------------------- --------------------------
                                                                                         Abstentions and
                   Director/Proposal             Votes For        Votes Against          Broker Non Votes
                   ----------------------------- ---------------- ---------------------- --------------------------
                   Mr. Waterfall                       4,646,440                      0                          5
                   ----------------------------- ---------------- ---------------------- --------------------------
                   Mr. Jacka                           4,646,440                      0                          5
                   ----------------------------- ---------------- ---------------------- --------------------------
                   Mr. Leeds                           4,646,440                      0                          5
                   ----------------------------- ---------------- ---------------------- --------------------------
                   KPMG                                4,446,445                      0                          0
                   ----------------------------- ---------------- ---------------------- --------------------------


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

     10.56       Waiver of Compliance and letters dated November 12 and 13, 1998

     10.57 Waiver of Compliance, dated November 6, 1998 under the Second Supplemental Indenture dated September 29, 1998

      27.1       Financial Data Schedule

        (b)      Reports on Form 8-K

                  (1) Current Report on Form 8-K filed October 13, 1998 relating to a capital contribution and purchase of all outstanding First Mortgage Notes and partial purchase of the 13.5% Second Mortgage Notes.

                  (2) Current Report on Form 8-K filed October 13, 1998 relating to the issuance of Series A Convertible Preferred Stock in exchange for the surrender of $18,000,000 original principal amount of Second Mortgage Notes and the issuance of New Notes in the amount of $11,104,000 in exchange for all remaining outstanding Second Mortgage Notes.

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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                     By: /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Accounting Officer



Dated:  November 16, 1998

                                                 INDEX TO EXHIBITS

10.56            Waiver of Compliance and letters dated November 12 and 13, 1998

10.57 Waiver of Compliance, dated November 6, 1998 under the Second Supplemental Indenture dated September 29, 1998 and letter dated November 12, 1998

27.1              Financial Data Schedule