Form 10-K
period 1998-12-31
ELSINORE CORP
filed 1999-03-25
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

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

On March 15, 1999 there were 4,929,313 shares of common stock issued and outstanding. The market value of the common stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $106,077.38. The market value was computed by reference to the closing sales price of 3/8 ($0.375) per share reported on the NASDAQ "Bulletin Board" as of March 15, 1999.

                                TABLE OF CONTENTS

PART I                                                                      Page

         Item 1.  Business                                                     3
         Item 2.  Properties                                                  16
         Item 3.  Legal Proceedings                                           16
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                                  17

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters                           18
         Item 6.  Selected Financial Data                                     19
         Item 7.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                 20
         Item 7A  Quantitative and Qualitative Disclosures
                    About Market Risk                                         29
         Item 8.  Financial Statements and
                    Supplementary Data                                        30
         Item 9.  Changes in and Disagreements
                    with Accountants
                    on Accounting and Financial Disclosure                    54

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant                                         55
         Item 11. Executive Compensation                                      56
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management                          58
         Item 13. Certain Relationships and
                    Related Transactions                                      61

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K                           62

SIGNATURES                                                                    69

                                     PART I

Item 1.  BUSINESS.

General.

         Elsinore Corporation ("Elsinore" or the "Company") is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. Four Queens also held a casino service license in New Jersey allowing it to distribute its casino game "multiple action blackjack." Four Queens currently distributes the game to eight casinos in New Jersey. The Four Queens' New Jersey license was renewed on May 11, 1998 and will expire on May 31, 2001. Four Queens must renew this license no later than 120 days prior to expiration. Gaming management activities conducted by Elsinore's other subsidiaries prior to the bankruptcy reorganization, discussed below, have terminated.

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

         Holders of the approximately 15.9 million shares of old common stock that were canceled on the Plan Effective Date received, in the aggregate, 77,426 shares of Common Stock (including 4,720 shares purchased under the Rights Agreement). This represents 1.6% of the Common Stock outstanding on the Plan Effective Date.

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

Recapitalization.

         On September 29, 1998, MWV Accounts contributed $4,641,000, net of $260,000 of expenses, to the capital of Elsinore, which Elsinore used, together with other funds of Elsinore, to purchase in full all of Elsinore's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of Elsinore due 2001.

         Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted, and (iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock.

         In addition, Elsinore issued to the MWV Accounts new second mortgage notes ("New Mortgage Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Mortgage Notes that reduced the interest rate payable thereon from the 13.5% payable under the old second mortgage notes to the 12.83% payable under the New Mortgage Notes. Following the recapitalization described in this section, Elsinore has notes outstanding in the aggregate principal amount of $11,104,000. The transactions, as described in this section, are collectively referred to as the "Recapitalization."

The Four Queens Casino.

         Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on a leased site of approximately two acres adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, 30,000 square feet of casino space, two full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, four retail concessions, 15,000 square feet of function space and approximately 560 parking spaces. The casino has approximately 1,068 slot machines, 26 gaming tables, a keno lounge and a sports book. Riviera Gaming Management Corp. - Elsinore ("RGME"), an indirect subsidiary of Riviera Holdings Corp. ("Riviera"), has been managing the Four Queens Casino since the Confirmation Date. RGME has focused primarily on slot play versus previous management's philosophy of marketing to high limit table players. This plan has changed the customer base at the property and allows the Four Queens Casino to concentrate on what RGME considers to be Las Vegas' most profitable revenue source, which is the slot player market. Also, an aggressive marketing strategy was maintained by the Company with the objective of attracting into the Four Queens Casino the 20,000-plus average daily visitors to the downtown area.

         Management. The term of RGME's current management agreement for the Four Queens Casino (the "Management Agreement"), which went into effect on April 1, 1997 in accordance with the terms of the Plan, is approximately 40 months, subject to earlier termination or extension. Either side may terminate it if the Four Queens Casino's cumulative earnings before interest, taxes, depreciation and amortization ("EBIDTA") for the first two fiscal years commencing April 1, 1997 are less than $12.8 million. The term can be extended for an additional 24 months at RGME's option if certain performance standards are met. RGME is paid a minimum annual management fee of $1 million in equal monthly installments. In addition, RGME receives a fee of 25% of the amount by which EBITDA in any fiscal year exceeds $8 million. Also under the Management Agreement, RGME received warrants to purchase 1,125,000 shares of Common Stock at $1.00 per share (the "Warrants").

         The Four Queens EBITDA for the 24 months ending February 28, 1999 will approximate $10.7 million. Management and the Board of Directors of Elsinore have agreed to continue the Management Agreement for its original term provided, however, that it can be terminated by either party on six month's notice. The Management Agreement also provides that either party can terminate the Management Agreement if (i) substantially all the Four Queens' assets are sold,
(ii) the Four Queens is merged with another company, or (iii) a majority of the Four Queens' or Elsinore's shares are sold. Upon such termination, RGME is to receive a $2.0 million termination bonus minus any amount realized or realizable upon exercise of the Warrants. RGME and Elsinore are currently negotiating a revised termination bonus.

         Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 1998, 1997 and 1996.


                                                  1998            1997             1996
                                                  ----            ----             ----
                                                         (Dollars in Thousands)
        Casino(1)                               $ 39,372        $ 36,506        $ 42,300
        Hotel(2)                                   9,004           9,705          11,202
        Food & beverage(2)                         9,724           9,686          12,373
        Other(3)                                   3,004           2,115           1,502
                                                --------        --------        --------
                                                  61,104          58,012          67,377
        Less: Promotional allowances              (5,204)        (4,224)          (6,178)
                                                ---------      ---------        ---------

                                                $ 55,900        $ 53,788       $  61,199
                                                ========        ========       =========

        (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

        (2)       Includes   revenues  from  services  provided  as  promotional
                  allowances to casino customers and others on a complimentary basis.

        (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances and miscellaneous other income (including net royalties of $103,000 in 1998, $142,000 in 1997, and $198,000 in 1996 from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

         The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino.

Casino:
    Floor area (square feet)                                              30,000
    Slot machines                                                          1,068
    Blackjack tables                                                          17
    Craps tables                                                               3
    Big six                                                                    1
    Caribbean stud poker tables                                                1
    Roulette wheels                                                            2
    Let-it-ride tables                                                         1
    Pai gow poker tables                                                       1
    Keno (seats)                                                              46
    Sports book                                                                1
Hotel:
    Rooms                                                                    690
    Meeting areas (square feet)                                           14,600
Restaurants and entertainment and cocktail lounges:
  Restaurants                                                                  4
  Restaurant seats                                                           454
  Cocktail lounges                                                             3
Other:
  Gift shops                                                                   1
  Parking facilities (cars)                                                  560



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

         Employees. At December 31, 1998, the Four Queens Casino employed 951 persons, approximately 50% of whom were covered by collective bargaining agreements. New union contracts were entered into during 1997 covering five collective bargaining units.

         Competition. The gaming industry is highly competitive. The Four Queens competes with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently there are approximately 32 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. Most of these facilities attract or may attract primarily middle income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, they may also divert potential gaming activity from the Company. Future additions, expansions, and enhancements to existing properties and constructions of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. The Company believes that successful gaming facilities compete based on the following: location, atmosphere, quality of gaming facilities, entertainment, quality of food and beverage, and price. Although the Company believes it competes favorably with respect to these factors, some of its competitors have significantly greater financial and other resources than the Company. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

The Las Vegas Market

         Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 1998, gaming revenues in Clark County reached a new 12 month record of $6.3 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 16.2 million visitors in 1987 to a record 30.6 million in 1998, representing a compound annual growth rate of 5.95%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 11.2% from $8.6 billion in 1987 to $24.9 billion in 1997. The number of hotel and motel rooms in Las Vegas increased by approximately 76.6% from 61,934 in 1988 to 109,365 in 1998, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates exceeded on average 87.9% for the five year period from 1994 through 1998. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), by the end of the decade it is expected that approximately 18,000 additional hotel rooms will be opened in Las Vegas, including the Venetian, Paris, which are currently under construction, Mandalay Bay which opened in March 1999, the expansion at the MGM Grand and the new developments planned at the current Aladdin site.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1994 through 1998, as reported by the LVCVA.

                                                      Las Vegas Market Statistics

                                                          1998        1997        1996        1995         1994
                                                       ----------- ----------- ----------- ----------- -------------

Visitor volume (in thousands)                              30,605      30,465      29,637      29,002        28,214
Clark County gaming revenues                               $6,347      $6,152      $5,784      $5,718        $5,431
 (in millions)
Hotel/motel rooms                                         109,365     105,347      99,072      90,046        88,560
Average hotel occupancy rate                                90.3%       90.3%       93.4%       91.4%         92.6%
Airport passenger traffic                                  30,227      30,306      30,460      28,027        26,850
 (in thousands)
Convention attendance                                       3,302       3,519       3,306       2,925         2,684
 (in thousands)

The Downtown Market.

         General Information. Downtown Las Vegas, with its famous neon lighting and its 12 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

         Recent results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the more recent openings of the Bellagio, MGM Grand, Luxor, Treasure Island, Monte Carlo and New York New York casino/hotels have had an adverse effect on downtown gaming revenue. In addition, the recent opening of Mandalay Bay and the scheduled openings of the Venetian and Paris, the MGM Grand expansion and the planned development at the Aladdin site, all on the Las Vegas Strip, may have a further adverse effect on downtown gaming revenue when those projects are completed. The new rooms recently completed or under construction are primarily designed to attract the high-end gaming and convention customers, and based on construction costs are or will be priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

With the proliferation of mega-casinos on the Las Vegas strip, downtown Las Vegas has become increasingly appealing to the price-conscious vacationer. Four Queens offers a competitive package of rooms, restaurants, and the popular gaming devices demanded by the value-oriented vacationer.

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

         Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provides for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998 (the "Special Meeting").

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

On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). Plaintiffs' allegations include breach of the Merger Agreement by Elsinore, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million,
(ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

         On July 13, 1998, Elsinore filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended, which was heard by the Court on December 7, 1998. On December 17, 1998 the Court entered an order granting the motion, with prejudice, as to the claims alleging violation of the Nevada anti-racketeering statute, granting the motion with leave to amend as to certain other allegations, and denying the remainder of the motion. Thereafter, on January 13, 1999, plaintiffs served a Second Amended Complaint.

         Shortly thereafter, plaintiffs announced their intention to file a motion for reconsideration of the Court's December 17, 1998 order insofar as it had dismissed the Nevada anti-racketeering claims, on the ground that a December 30, 1998 decision of the Nevada Supreme Court in the action captioned Siragusa
v. Brown constituted a change and/or material difference in the law relied upon by the Court. Based on the Siragusa decision, the Company stipulated to an order allowing plaintiffs to serve and file a Third Amended Complaint reinserting claims under the Nevada anti-racketeering statute which plaintiffs have done.

         Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

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

         New Jersey. Four Queens was granted a Casino Service Industry License by the State of New Jersey on May 11, 1998. This license is scheduled to expire on May 31, 2001.

         Washington. Elsinore's subsidiary, Olympia Gaming Corporation, has not renewed its gaming license issued by the State of Washington as it is no longer performing under, or seeking, a management contract in that state.

Item 2.  PROPERTIES.

         Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens Casino is subject to security interests under the Company's new 1998 Mortgage Notes. See Note 12 of Notes to Consolidated Financial Statements.

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

         A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proof of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the proof of claim to participate with the other unsecured creditors in the Company's bankruptcy proceedings. However, the Bondholders' Committee objected to the claim of priority status in the Company's proceedings. The Bondholders' Committee objected to the claim in its entirety in the Four Queens' bankruptcy proceeding. The Bankruptcy Court granted the objections and ruled that the proof of claim for retroactive wage benefits would be an allowed unsecured claim against the Company to be treated in Class 10 of the Plan with final determination of the actual amount of the claim to be made by the New Jersey District Court. The amount was subsequently determined by stipulation to be $675,000, inclusive of interest. The plaintiffs thereafter filed a motion for reconsideration regarding the Bankruptcy Court's order, which motion was ultimately denied. The final order was entered by the court in July 1997, and the plaintiffs have appealed the order to the Ninth Circuit Bankruptcy Appellate Panel. The Ninth Circuit Bankruptcy Appellate Panel subsequently affirmed the Bankruptcy Court's order. The Appellate decision was not thereafter appealed to the Ninth Circuit Court of Appeals and is now final. As a result, the retroactive wage benefits claim are now being included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million and, therefore, will not have a material financial effect on the Company.

         The Company is a party to other claims and lawsuits. (See Item 1. BUSINESS - Agreement and Plan of Merger). Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

         There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ Stock Market "Bulletin Board."

         As of the close of business on March 15, 1999, there were approximately 4,009 record owners of Common Stock.

         The trading market for the Common Stock is extremely thin. The MWV Accounts own 94.3% of the outstanding Common Stock, which they acquired pursuant to the Plan, and would own 99.7% giving effect to the conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock. (see Item 1. Business - Recapitalization). Except pursuant to the Recapitalization and the Plan, the MWV Accounts have not bought or sold any Common Stock. The Common Stock held by the MWV Accounts is deemed beneficially owned by Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.7% of the outstanding Common Stock. The remaining .3% of the outstanding shares is widely dispersed among numerous small shareholders.

         On May 14, 1997, the last full day preceding Elsinore's filing with the SEC of its Form 10-Q which reported, among other things, that Paulson had expressed an interest in acquiring all of the outstanding Common Stock, both the high and low sale prices of the Common Stock reported on the NASDAQ "Bulletin Board" were $0.13 1/2 (13 1/2 cents). On December 31, 1997, both the high and low sale prices of the Common Stock reported on the NASDAQ "Bulletin Board" were $2.25. In view of the lack of an organized or established trading market for the Common Stock, the extreme thinness of whatever trading market exists, the limited number of shares that are not held by the MWV Accounts, and the continuing litigation with R&E and EAS regarding the enforceability of the Merger Agreement (see Item 1. BUSINESS. - Agreement and Plan of Merger), these reported prices may not be indicative of the price at which any shareholder may be able to sell his or her shares.

         Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

         On September 29, 1998, MWV Accounts contributed $4,641,000, net of $260,000 of expenses, to the capital of Elsinore, which Elsinore used, together with other funds of Elsinore, to purchase in full all of Elsinore's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of Elsinore due 2001.

         Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts.

Item 6.   SELECTED FINANCIAL DATA.

         Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 1998. This data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                                                                Reorganized       Predecessor
                                                                  Company           Company
                                                                  March 1          January 1
                                               December 31,          To                To                     December 31,
                                                                December 31,      February 28,
                                                   1998             1997              1997           1996         1995         1994
                                                   ----             ----              ----           ----         ----         ----
                                                                  (Dollars in thousands except per share amounts)
Balance sheet data:
Total assets                                          $49,748         $49,823                        $42,627      $37,101   $67,315
Current portion
  of long-term debt                                     1,906           1,477                             50           54        59
Long-term debt less
  Current maturities                                   15,548          38,141                         62,912       62,858    60,330

6% Cumulative Convertible
  Preferred Stock                                      18,270               -               -              -            -         -
Shareholders' equity
  (deficit)                                           $24,109          $3,086                       $(40,710)    $(43,441)  $(1,664)
                                                      =======          ======                       =========    =========  ========

Operations data:
Revenues (net)                                        $55,900         $43,992          $9,796        $61,199      $56,973   $62,706
                                                      =======         =======          ======        =======      =======   ========
(Loss) before
  Extraordinary items                                  (1,272)         (1,914)           (190)        (1,556)     (45,749)  (10,716)
Extraordinary items                                       (77)
  Gain (loss) on
   Extinguishment of
   Debt                                                     -               -          35,977              -            -       735
                                                      -------          -------         ------        -------     --------    -------
Net loss                                             $ (1,349)         (1,914)         35,787         (1,556)     (45,749)   (9,441)

Undeclared dividends on
  Cumulative preferred stock                              270               -               -              -            -         -
                                                      -------          -------        -------        -------      -------    -------
Net income (loss) applicable to
  Common Shares                                      $ (1,619)         (1,914)         35,787         (1,556)     (45,749)   (9,441)
                                                     ========         =======          ======        =======     ========    =======

Basic per share
  Amounts:
Loss before
  Extraordinary items                                   $(.31)          $(.39)          $(.01)         $(.10)      $(2.95)    $(.84)
Extraordinary items                                      (.02)              -            2.26              -            -       .06
Net income (loss) per share                             $(.33)          $(.39)          $2.25          $(.10)      $(2.95)    $(.78)
                                                       ======          ======           =====          ======      =======    ======

Capital costs:
Depreciation and
  Amortization                                         $2,804          $1,774            $529         $3,816       $3,948    $3,990
Interest related to
  prior-period tax
  Obligation                                                -               -               -              -          590       885
Interest expense                                        4,372           4,239             772          2,505        8,006     9,086
Capital costs                                          $7,176          $6,013          $1,301         $6,321      $12,544   $13,961
                                                       ======          ======          ======         ======      =======   =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5.6 million at December 31, 1998, as compared with $5.9 million at December 31, 1997 a decrease of $300,000 from December 31, 1997. On September 29, 1998, the MWV Accounts contributed $4,641,000, net of $260,000, of expenses to the capital of the Company, which was then used to purchase in full the remaining principal amounts of the Company's 11.5% First Mortgage Notes due 2000 and 13.5% Second Mortgage Notes due 2001. Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock in exchange for the surrender to the Company of $18.0 million original principal amount of second mortgage notes. The Company also issued to the MWV Accounts New Mortgage Notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding Second Mortgage Notes in the same aggregate principal amount. In addition, pursuant to the Subscription Rights Agreement provided for in the Plan, an additional $5.0 million in cash became available to the Company following the close of business on February 28, 1997. Of that amount, $4.4 million had been received prior to December 31, 1996 and was considered restricted cash until the Plan Effective Date, and $600,000 was received in 1997. Significant debt service on the Company's New Mortgage Notes is paid in February and August and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

The Company was in compliance with the covenants applicable to the 12.83% New Mortgage Notes as of December 31, 1998. Management considers it likely that the Company will be in violation of such covenants during the year ended December 31, 1999. Accordingly, waivers of non-compliance which expire on January 2, 2000 were obtained from the holders of the 12.83% New Mortgage Notes.

For the twelve months of 1998, the Company's net cash provided by operating activities was $3,275,000 compared to $1,282,000 in 1997. EBITDA for 1998 and 1997 was $6.3 million and $5.5 million, respectively. The repayment of the First Mortgage Notes and of the Second Mortgage Notes, the surrender of $18,000 of the original principal amount of second mortgage notes held by the MWV Accounts, and the issuance of the New Mortgage Notes in exchange for the remaining second mortgage notes held by the MWV Accounts has significantly lowered the Company's debt service requirements (see Item 1. BUSINESS - Recapitalization). Scheduled interest payments on the then outstanding notes and other indebtedness were $4.4 million in 1998 and the currently outstanding notes and other indebtedness will decline to $2.0 million in 1999 and $1.2 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next 12 months and enable investment in budgeted capital expenditures of approximately $3.5 million for 1999, including an arrangement to finance slot machine purchases of $1 million in 1999. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Principal on the New Mortgage Notes is due on August 20, 2001. The New Mortgage Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Mortgage Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Mortgage Notes. The New Mortgage Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors. Cash flow from operations is not expected to be sufficient to pay all of the principal of the New Mortgage Notes at maturity on August 20, 2001 or upon any Change of Control. Accordingly, the ability of the Company to repay the New Mortgage Notes at maturity, or upon any Change of Control, will be dependent upon its ability to refinance the New Mortgage Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Mortgage Notes on favorable terms or at all.

The note agreement executed in connection with issuance of New Mortgage Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Mortgage Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth.

Payment  was due on the 13 1/2%  Second  Mortgage  Notes due 2001 on August  31,
1998. This payment was waived until December 30, 1998. At such time, an additional waiver was obtained until December 31, 1999. Payment made on January 5, 1999 for $1.0 million. Anticipated payment schedule: $250 thousand in March, June, and September with final payment of $290 thousand in December 1999.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Management budgeted approximately $3.9 million for capital expenditures in 1998 and $3.5 million in 1999. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during 1998 included capital expenditures of $2.1 million. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next 12 months.

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

The Company has conducted a comprehensive review of its computer systems and other systems (both information technology ("IT") and non-IT systems) for the purpose of assessing its potential Year 2000 Problem and is in the process of modifying or replacing those systems which are not Year 2000 compliant. If modifications are not made or not completed timely or unexpected issues arise, the Year 2000 Problem could have a significant impact on the Company's operations.

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations and are expected to be funded out of working capital. As of December 31, 1998, the Company has incurred costs of approximately $200,000 (primarily for acquisition of new systems from third parties) related to the system applications and anticipates spending an additional $225,000 to become Year 2000 compliant, which represents substantially all of the Company's IT budget for 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that such estimates will be accurate and actual results could differ materially.

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

Planning  for  the  Year  2000  Problem,   including  contingency  planning,  is
significantly complete and will be revised if necessary.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. There is no difference between net income and comprehensive income for the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company operates in one Segment of the gaming industry.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, the anticipated cost and timing related to remediation of the Year 2000 Problem, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; risks related to the Year 2000 Problem; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

REVENUES

Net revenues increased by approximately $2,112,000 or 3.9%, from $53,788,000 for 1997 to $55,900,000 for 1998.

Casino revenues increased by approximately $2,866,000, or 7.9%, from $36,506,000 during the 1997 period to $39,372,000 during the 1998 period due primarily to a $4,608,000, or 18.7% increase in net slot revenue offset by a $643,000, or 8.4% decrease in net table games revenues and $666,000 or 22.9% decrease in slot promotion revenue. During 1998, table games drop decreased $1,794,000 or 3.5%, and slot coin-in increased $54,170,000, or 11.8%, attributable primarily to the opening of Nickel Palace in March 1998 and the acquisition of new state-of-the-art slot equipment. The decrease in table game revenue was also attributable to a .8% decrease in win percent.

Hotel revenues decreased by approximately $701,000, or 7.2%, from $9,705,000 during the 1997 period to $9,004,000 during the 1998 period due primarily to a decrease in cash room revenue of $1,550,000 resulting from the decrease in the average room rate as a result of competitive room pricing in the Las Vegas market. In addition, some cash revenues were displaced by complimentary revenues as a result of the implementation of new casino and slot marketing promotions as a part of management's effort to increase casino revenues.

Food and beverage revenues increased approximately $38,000, or .004%, from $9,686,000 during the 1997 period to $9,724,000 during the 1998 period due to an increase in complimentary revenues of $595,000 resulting from the implementation of casino and slot marketing promotions, which was offset by a decrease in cash revenues as a result of lower average check.

Other revenues increased by approximately $889,000, or 42%, from $2,115,000 during the 1997 period to $3,004,000 during the 1998 period, due primarily to payments received under the settlement agreement reached with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances increased by approximately $980,000, or 23.2%, from $4,224,000 during the 1997 period to $5,204,000 during the 1998 period due to an increase in complimentary rooms, food and beverage resulting from the implementation of casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) increased by approximately $1,347,000, or 2.8%, from $48,286,000 for 1997 to $49,633,000 for 1998.

Casino expense decreased by approximately $10,000, or .07%, from $14,299,000 during the 1997 period to $14,289,000 during the 1998 period due to a decrease in payroll expenses offset with an increase in complimentary rooms, food and beverages as a result of the casino and slot marketing promotions. Casino expenses as a percentage of revenues decreased from 39.2% to 36.3% due to the decrease in expenses and increase in slot revenue.

Hotel expense decreased by approximately $832,000, or 9.6%, from $8,651,000 during the 1997 period to $7,819,000 during the 1998 period, and costs as a percentage of revenues decreased from 89.1% to 86.8%, due to the decrease in hotel cash revenue as a result of aggressive casino and slot marketing promotions which resulted in higher promotional allowances.

Food and beverage costs and expenses increased by approximately $579,000, or 9.4%, from $6,177,000 during the 1997 period to $6,756,000 during the 1998 period. Food and beverage expenses as a percentage of revenue increased from 63.8% in 1997 to 69.5% in 1998 primarily as a result of an increase in costs associated with the increase in marketing promotions, which resulted in an increase in promotional allowances.

The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased by approximately $1,462,000, or 15.4%, from $9,501,000 for 1997 to $10,963,000 for 1998 primarily due to an increase in complimentary costs. As a percentage of total net revenues, selling, general and administrative expenses increased from 17.7% during the 1997 period to 19.6% during the 1998 period due to the increase in promotional allowance as a result of an increase in casino and slot promotions.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA increased by approximately $766,000, or 13.9%, from $5,502,000 during 1997 to $6,267,000 during 1998 due to higher revenues, as discussed above.

Pursuant to covenants applicable to the New First Mortgage Notes and New Second Mortgage Notes, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. For the reference periods ending December 31, 1998 and March 31, 1999, the Company obtained waivers of those covenants from the holders of the First Mortgage Notes and Second Mortgage Notes due to the Ratio being lower than required as of the reference period ended December 31, 1998 and the expectation that it will be lower than required as of the reference period ended March 31, 1999. As of year-end 1998, the Ratio was
1.43 to 1.00. The waivers further provided that the noteholders will not take action prior to January 2, 2000 in respect of a Ratio lower than 1.25 to 1.00 for the reference periods ending June 30 and September 30, 1999.

OTHER EXPENSES

Depreciation and amortization increased by approximately $501,000, or 21.8%, from $2,303,000 during the 1997 period to $2,804,000 during the 1998 period due to an increase in property and equipment for the 1998 period.

Interest expense decreased by approximately $639,000, or 12.8%, from $5,011,000 during 1997 to $4,372,000 for 1998, due to the recapitalization transaction described in Note 12 to the financial statements.

During  1998,  the  Company  incurred   approximately  $363,000  in  merger  and
acquisition costs related to a pending Merger that was not completed.

EXTRAORDINARY ITEMS

The Company incurred approximately $77,000 in extraordinary costs associated with the buyout of the First Mortgage Notes.

NET INCOME (LOSS)

As a result of the factors discussed above, net loss decreased by approximately $565,000, from a loss of $1,914,000 during 1997 to a loss of $1,349,000 during
1998.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

The company's financial instruments include cash and long-term debt. At January 3, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at January 3, 1999.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           AND FINANCIAL STATEMENT SCHEDULES

         For the years ended December 31, 1998, 1997 and 1996

                                                                            Page

Independent Auditor's Report                                                  31

Consolidated Balance Sheets as of December 31, 1998 and 1997                  32

Consolidated Statements of Operations for the Twelve
  Months Ended December 31, 1998 (Reorganized Company); Ten Months Ended December 31, 1997(Reorganized Company),
  Two Months Ended February 28, 1997 and Year Ended
  December 31, 1996 (Predecessor Company);
  Combined Reorganized and Predecessor Company for the
  Year Ended December 31, 1997                                                34

Consolidated Statements of Shareholders' Equity
  (Deficiency) for the Years Ended December 31, 1998,
  1997 and 1996                                                               36

Consolidated Statements of Cash Flows for the Twelve Months
  Ended December 31, 1998 (Reorganized Company); Ten Months ended
  December 31,1997(Reorganized Company), Two Months
  Ended February 28, 1997 and Year Ended December 31, 1996
  (Predecessor Company); Combined Reorganized and
  Predecessor Company for the Year Ended December 31, 1997                    37

Notes to Consolidated Financial Statements                                    41

                  All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Elsinore Corporation:

We have audited the consolidated balance sheets of Elsinore Corporation and subsidiaries (Reorganized Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year ended December 31,1998 and the ten month period from March 1,1997 (effective date) through December 31, 1997 and of Elsinore Corporation and subsidiaries (Predecessor Company) for the period from January 1, 1997 through February 28, 1997 and for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and cash flows for the year ended December 31, 1998 and the ten month period from March 1, 1997 (effective date) through December 31, 1997 and of Elsinore Corporation and subsidiaries, (Predecessor Company) for the period from January 1, 1997 through February 28, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                  /s/ KPMG LLP

Las Vegas, Nevada
February 26, 1999



                                           Elsinore Corporation and Subsidiaries
                                               Consolidated Balance Sheets
                                                December 31, 1998 and 1997
                                                  (Dollars in thousands)







                                                                     December 31, 1998         December 31,
                                                                                                   1997
                                                                     -------------------    --------------------

                              Assets
Current Assets:
  Cash and cash equivalents                                                       5,604                   5,908
  Accounts receivable, less allowance for
    Doubtful accounts of $219 and $165,
    respectively                                                                    473                     623
Inventories                                                                         445                     382
Prepaid expenses                                                                  1,153                   1,846
                                                                     -------------------    --------------------
     Total current assets                                                         7,675                   8,759

Restricted cash                                                                       -                     914
Property and equipment, net                                                      40,218                  39,042

Reorganization value in excess of amounts
    Allocable to identifiable assets,                                               350                     367
net

Other assets                                                                      1,505                     741
                                                                     -------------------    --------------------

    Total assets                                                                 49,748                  49,823
                                                                     ===================    ====================






See accompanying notes to consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                                Consolidated Balance Sheets (continued)
                                                      December 31, 1998 and 1997
                                                        (Dollars in thousands)




                                                                         December 31, 1998          December 31,
                                                                                                        1997
                                                                        ---------------------    --------------------

Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                                       792                   1,174
  Accrued interest                                                                     2,764                   1,492
  Accrued expenses                                                                     4,359                   4,453
  Current maturities of long-term debt                                                 1,906                   1,477
                                                                        ---------------------    --------------------
     Total current liabilities                                                         9,821                   8,596

Long-term debt, less current maturities                                               15,548                  38,141
                                                                        ---------------------    --------------------
     Total liabilities                                                                25,369                  46,737
                                                                        ---------------------    --------------------

Commitments and contingencies

Shareholders' equity :

6% cumulative convertible preferred               stock, no par
value.  Liquidation            preference of $18,270,000.
Authorized,      issued and outstanding 50,000,000 shares
                                                                                      18,270                       -
Common stock, $.001 par value per share.
     Authorized 100,000,000 shares.  Issued
     And outstanding 4,929,313 shares                                                      5                       5
Additional paid-in capital                                                             9,367                   4,995
Accumulated deficit                                                                   (3,263)                 (1,914)
                                                                        ---------------------    --------------------
     Total shareholders' equity                                                       24,379                   3,086
                                                                        ---------------------    --------------------

     Total liabilities and shareholders'
       Equity                                                                         49,748                  49,823
                                                                        =====================    ====================

See accompanying notes to consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                                 Consolidated Statements of Operations
                                           (Dollars in thousands, except per share amounts)
                                                                                                                      Combined
                                                                                                                    Reorganized
                                                                                                                        And
                                                                                                                    Predecessor
                                        Reorganized Company                       Predecessor Company                Company
                          --------------------------------------------------------------------------------------  ------------------
                                                          Period from           Period from
                                       Year                 March 1              January 1           Year                  Year
                                       Ended                   To                   To               Ended                 Ended
                                   December 31,        December 31, 1997       February 28,      December 31,          December 31,
                                       1998                                        1997              1996                  1997
                                 ------------------    ------------------    ----------------  -----------------  ------------------

Revenues, net:
 Casino                                     39,372                29,584               6,922             42,300              36,506
 Hotel                                       9,004                 7,969               1,736             11,202               9,705
 Food and beverage                           9,724                 7,941               1,745             12,373               9,686
 Other                                       3,004                 1,962                 153              1,502               2,115
 Promotional
   Allowances                               (5,204)               (3,464)               (760)            (6,178)             (4,224)
                                 ------------------    ------------------    ----------------  -----------------    ----------------
   Total revenues,
     Net                                    55,900                43,992               9,796             61,199              53,788
Costs and expenses:
 Casino                                     14,289                11,589               2,710             17,694              14,299
 Hotel                                       7,819                 7,241               1,410              8,482               8,651
 Food and beverage                           6,756                 5,072               1,105              7,088               6,177
 Taxes and licenses                          5,911                 4,497                 980              6,592               5,477
 Selling, general and
   Administrative                           10,963                 7,694               1,807             10,331               9,501
 Rents                                       3,895                 3,508                 673              4,055               4,181
Depreciation and
   Amortization                              2,804                 1,774                 529              3,816               2,303
Interest                                     4,372                 4,239                 772              2,505               5,011
Merger costs                                   363                     -                   -                  -                   -
                                 ------------------    ------------------    ----------------    ---------------    ----------------

   Total costs and
expenses                                    57,172                45,614               9,986             60,563              55,600
                                 ------------------    ------------------    ----------------    ---------------    ----------------
 Income (loss) before
   Reorganization
   items and
   extraordinary
   gain on
   elimination of
   debt                                     (1,272)               (1,622)               (190)               636              (1,812)



                                                 Elsinore     Corporation    and
                                           Subsidiaries  Consolidated Statements
                                           of Operations (continued) (Dollars in
                                           thousands, except per share amounts)

                                                                                                                         Combined
                                                                                                                        Reorganized
                                                                                                                            And
                                                   Reorganized                                                          Predecessor
                                                    Company                              Predecessor Company              Company
                                    ---------------------------------------- -------------------------------------- ----------------
                                                             Period from           Period from
                                           Year                March 1              January 1            Year              Year
                                          Ended                   To                   to                Ended             Ended
                                       December 31,       December 31, 1997       February 28,        December 31,      December 31,
                                           1998                                       1997               1996              1997
                                     -----------------    ------------------    ------------------  --------------- ----------------

Reorganization items                                -                   292                     -            2,192              292
Extraordinary gain (loss) on
elimination of Debt
                                                  (77)                    -                35,977                -           35,977
                                     -----------------    ------------------    ------------------  --------------- ----------------
  Net income (loss)                            (1,349)               (1,914)               35,787           (1,556)          34,063





Undeclared dividends on Cumulative
Preferred Stock
                                                  270                     -                     -                -                -

Net income (loss) applicable to
common shares
                                              $(1,619)               (1,914)               35,787           (1,556)          34,063
                                     =================    ==================    ==================  ================ ===============

Basic and diluted
income (loss) per share:
 Income (loss)
 before
  Extraordinary item
                                                ($.31)                ($.39)               ($0.01)          ($0.10)
 Extraordinary item                              (.02)                    -                 $2.26                -
                                     -----------------    ------------------    ------------------  --------------- ----------------
  Net income (loss)                             ($.33)                ($.39)                $2.25           ($0.10)
                                     =================    ==================    ==================  =============== ================

Weighted average
 number of common
shares
outstanding                                 4,929,313             4,929,313            15,891,793       15,891,793
                                     =================    ==================    ==================  =============== ================


See accompanying notes to consolidated financial statements.



                        Elsinore Corporation and Subsidiaries
           Consolidated Statements of Shareholders Equity (Deficiency)
                  Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                                            Additional
                               Common       Common    Prefered   Prefered    Paid-in      Accumulated
                               Shares       Amount     Shares     Amount     Capital      Deficiency     Total

Balance, December 31, 1995  15,891,793       $16            -         -      $65,315     $(108,772)   $(43,441)

  Issuance of common stock
  subscription rights                -         -            -         -        4,287             -       4,287

  Net loss                           -         -            -         -            -        (1,556)     (1,556)
                             ----------------------------------------------------------------------------------
Balance, December 31, 1996  15,891,793        16            -         -       69,602      (110,328)    (40,710)

  Proceeds from issuance of
  common stock subscription
  rights                            -          -            -         -          713             -         713

  Net income
  predecessor company
  Jan. 1, 1997-Feb.
  28, 1997                          -          -           -          -            -        35,787      35,787

  Fresh Start
  Adjustments             (10,962,480)       (11)          -          -      (65,320)       74,541       9,210

  Net loss of
  reorganized company
  Mar. 1, 1997-
  Dec. 31, 1997                     -          -           -          -            -        (1,914)     (1,914)
                            -----------------------------------------------------------------------------------
 Balance, December 31,
 1997                       4,929,313          5           -          -        4,995        (1,914)      3,086

  Capital Contribution net          -          -           -          -        4,642             -       4,642

  Issuance of Preferred
  Stock                             -          -  50,000,000    $18,000            -             -      18,000

  Net loss                          -          -           -          -            -        (1,349)     (1,349)
  Undeclared Preferred Stock
         dividends                  -          -           -        270         (270)            -           -
                            -----------------------------------------------------------------------------------

Balance, December 31, 1998  4,929,313          5  50,000,000     18,270        9,367        (3,263)     24,379
                            ===================================================================================


     See accompanying notes to consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                                 Consolidated Statements of Cash Flows
                                                        (Dollars in thousands)
                                                                                                                       Combined
                                                                                                                    Reorganized and
                                                                                                                     Predecessor
                                                                                                                       Company
                                                      Reorganized Company                    Predecessor Company
                                            ----------------------------------------------------------------------------------------
                                                                    Period from         Period from
                                                   Year               March 1            January 1         Year            Year
                                                   Ended                To                  to            Ended            Ended
                                             December 31, 1998   December 31, 1997     February 28,     December 31,    December 31,
                                                                                           1997           1996             1997
                                            ----------------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                                     ($1,349)          ($1,914)           $35,787           ($1,556)      $33,873
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Extraordinary item                                         77                 -            (35,977)                -       (35,977)
 Depreciation and
  amortization                                           2,804             1,774                529             3,816         2,303
 Loss on sale of equipment                                   -                 3                  -                 -             3
 Accretion of discount on
   long-term debt                                            -                 -                  -                98             -
 Reorganization items                                        -                 -                  -             2,192             -
 (Increase) decrease in
   accounts receivable                                     150               (77)               269               (85)          192
 (Increase) decrease in
   inventories                                             (63)              (34)                 6              (106)          (28)
 (Increase) decrease in
   prepaid expenses                                        693              (558)              (111)             (149)         (669)
 (Increase) decrease in
   restricted cash                                         914              (561)             4,092            (4,445)        3,531
 (Increase) decrease in
   other assets                                           (747)                -                  2                80             2
 Increase (decrease) in
   Accounts payable                                       (382)               72               (178)             (116)         (106)
 Increase (decrease) in
   Accrued expenses                                        (94)           (2,314)               591            (1,368)       (1,723)
 Increase (decrease) in
   Accrued interest                                      1,272              (868)               749             2,037          (119)
                                            ----------------------------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities                              3,275            (4,477)             5,759               398         1,282
                                            ----------------------------------------------------------------------------------------




                                                 Elsinore Corporation and Subsidiaries
                                           Consolidated Statements of Cash Flows (continued)
                                                        (Dollars in thousands)

                                                                                                                        Combined
                                                                                                                    Reorganized and
                                                                                                                      Predecessor
                                                                                                                        Company
                                                      Reorganized Company                    Predecessor Company
                                            ----------------------------------------------------------------------------------------
                                                                    Period from         Period from
                                                   Year               March 1            January 1             Year       Year
                                                   Ended                to                  to                Ended       Ended
                                             December 31, 1998   December 31, 1997     February 28,       December 31,  December 31,
                                                                                           1997               1996         1997
                                            ----------------------------------------------------------------------------------------

 Cash flows from investing Activities:
 Gross Capital Expenditures                              (3,980)          (4,482)           (141)            (1,001)     (4,623)
 Less non-cash financing       items
                                                          1,863            1,889               -                  -       1,889
 Net Capital expenditures                                (2,117)          (2,593)           (141)            (1,001)     (2,734)
                                            ----------------------------------------------------------------------------------------
 Net cash used in investing
   Activities                                            (2,117)          (2,593)           (141)            (1,001)     (2,734)
                                            ----------------------------------------------------------------------------------------

Cash flows from financing Activities:
 Principal payments on
   Long-term debt                                        (6,104)            (549)            (12)               (48)       (561)
 Proceeds from issuance of
   Common stock and
   Subscription rights and
   contributions                                          4,642                -             713              4,287         713
Net cash provided by (used
   in) financing activities                              (1,462)            (549)            701              4,239         152
                                            ----------------------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents                                 (304)          (7,619)          6,319              3,636      (1,300)

Cash and cash equivalents at
 Beginning of period                                      5,908           13,527           7,208              3,572       7,208
                                            ----------------------------------------------------------------------------------------

Cash and cash equivalents at
 end of period                                           $5,604           $5,908         $13,527             $7,208      $5,908
                                            ========================================================================================




                                                 Elsinore Corporation and Subsidiaries
                                           Consolidated Statements of Cash Flows (continued)
                                                        (Dollars in thousands)
                                                                                                                        Combined
                                                                                                                     Reorganized and
                                                                                                                       Predecessor
                                                                                                                         Company
                                                      Reorganized Company                    Predecessor Company
                                            ----------------------------------------------------------------------------------------
                                                                    Period from         Period from
                                                   Year               March 1            January 1          Year            Year
                                                   Ended                 To                 to             Ended            Ended
                                                December 31,        December 31,        February 28,    December 31,    December 31,
                                                   1998                 1997              1997              1998             1997
                                            ----------------------------------------------------------------------------------------
Supplemental  disclosure of
non-cash investing and
financing  activities:
Fresh start adjustments
which result in increase
(decrease) to the following:
 Property and
   equipment, net                                           -                 -            (13,130)               -      (13,130)
 Leasehold acquisitions
   Costs, net                                               -                 -               1,907               -        1,907
 Reorganization value in
   excess of amounts
    Allocable to
    identifiable
    Assets                                                  -                 -               (387)               -         (387)
  Investment in Fremont
    Street Experience LLC                                   -                 -               2,400               -        2,400
  Accounts payable                                          -                 -                 344               -          344
  Accrued interest                                          -                 -               (525)               -         (525)
  Estimated liabilities
    Subject to Chapter 11
    Proceedings                                             -                 -            (72,552)               -      (72,552)
  Long-term debt, less
    Current maturities                                      -                 -              36,756               -       36,756
  Common stock, predecessor
    Company                                                 -                 -                (16)               -          (16)
  Common stock, reorganized
    Company                                                 -                 -                   5               -            5
  Additional paid in
    capital                                                 -                 -            (65,320)               -      (65,320)
  Accumulated deficit                                       -                 -             110,518               -      110,518
  Undeclared preferred
   stock dividends                                        270                 -                   -               -            -
  Conversion of debt to
   preferred stock                                     18,000                 -                   -               -            -



                                                 Elsinore Corporation and Subsidiaries
                                           Consolidated Statements of Cash Flows (continued)
                                                        (Dollars in thousands)

                                                                                                                         Combined
                                                                                                                     Reorganized and
                                                                                                                       Predecessor
                                                                                                                         Company
                                                     Reorganized Company                   Predecessor Company
                                            ----------------------------------------------------------------------------------------
                                                                   Period from        Period from
                                                   Year              March 1           January 1            Year           Year
                                                   Ended                to                to               Ended           Ended
                                                December 31,      December 31,        February 28,       December 31,   December 31,
                                                   1998                1997              1997              1996            1997
                                            ----------------------------------------------------------------------------------------


Cash paid during the year for:

  Interest                                             -              5,129                 -                367            5,129
Equipment purchased with
  Capital leases                                   1,863              1,889                 -                  -            1,889


         See accompanying notes to consolidated financial statements.

                     Elsinore Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

On October 31, 1995, Elsinore Corporation, D. I. P. SOP 94-6 (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 12, 1996, the Plan of Reorganization filed by the Predecessor Company (the "Plan") was confirmed and became effective following the close of business on February 28, 1997 (the "Effective Date"). Upon the effectiveness of the Plan, Elsinore Corporation (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be March 1, 1997. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

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

After giving effect to this issuance of additional shares, the Reorganized Company has 5 million issued and outstanding shares of New Common Stock.

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

The general unsecured creditors with claims in the amount of approximately $3,510,000 received a prorata share of $1,400,000 and are entitled to 70,687 shares of New Common Stock. The stock distribution took place once certain litigation has been settled which will determine the number of shares to which each individual unsecured creditor is entitled.

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

The effects of the Plan and fresh start reporting on the balance sheet at February 28, 1997 are as follows:



                                               Predecessor            (a)            (b)              (c)              Reorganized
                                                 Company             Debt          Issue of        Fresh Start           Company
                                               February 28,       Discharge         Stock          Adjustments            March 1,
                                                   1997                                                                     1997
                                            -----------------------------------  -------------   ----------------- -----------------
Assets
Current assets:
       Cash and cash equivalents                        13,527                                                               13,527
       Accounts receivable, net                            546                                                                  546
       Inventories                                         348                                                                  348
       Prepaid expenses                                  1,288                                                                1,288
                                            ------------------- --------------- -------------- ------------------- -----------------
Total current assets                                    15,709                                                               15,709

Property and equipment, net                             23,191                                             13,130            36,321
Leasehold acquisition costs, net                         1,907                                             (1,907)
Reorganization value in excess of amounts
       Allocable to identifiable assets                                                                       387               387
Investment in Fremont Street                             2,400                                             (2,400)
   Experience LLC
Restricted cash available for
payment on long-term debt                                  353                                                                  353

Other assets                                               740                                                                  740
                                            ------------------- --------------- -------------- ------------------- -----------------
Total assets                                           $44,300             $ -            $ -              $9,210           $53,510
                                            =================== =============== ============== =================== =================

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
       Current maturities of long-term debt                 41                                                873               914
       Accounts payable                                    757             344                                                1,102
       Accrued expenses                                  6,766                                                                6,766
       Accrued interest                                  2,886            (525)                                               2,361
                                            ------------------- --------------- -------------- ------------------- -----------------
Total current liabilities                               10,451            (181)                               873            11,143

Estimated liabilities subject to Chapter 11
       Proceedings                                      72,552         (72,552)
Long-term debt, less current                             1,484          36,756                               (873)           37,367
maturities
                                            ------------------- --------------- -------------- ------------------- -----------------
Total Liabilities                                       84,487         (35,977)                                              48,510
                                            ------------------- --------------- -------------- ------------------- -----------------

Shareholders' equity (deficiency)
       Common stock, Predecessor                            16                                                (16)
       company
       Common stock, Reorganized                                                            4                   1                 5
       company
       Additional paid in capital                       70,315                             (4)            (65,316)            4,995
       Accumulated deficiency                         (110,518)         35,977                             74,541
                                            ------------------- --------------- -------------- ------------------- -----------------

Total shareholders' equity                             (40,187)         35,977                              9,210             5,000
   (deficiency)
                                            ------------------- --------------- -------------- ------------------- -----------------
Total liabilities and shareholders'
Total liabilities and shareholders'                    $44,300            $ -             $ -              $9,210           $53,510
    Equity (deficiency)
                                            =================== =============== ============== =================== =================


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

3.       Summary of Significant Accounting Policies

(a)   Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at December 31, 1998 is approximately $37,000.

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


                                          Years Ended December 31,
                                       1998         1997        1996
                                          (Dollars in thousands)

Hotel                                 $1,257        $703       $1,215
Food & beverage                        2,070       2,219        3,908
                                      ------      ------       ------
           Total                      $3,327      $2,922       $5,123
                                      ======      ======       ======


(d)      Cash Equivalents

Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less.

(e)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

(f)      Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 5 to 40 years. Equipment held under capital leases is recorded at the net present value of minimum lease payments at the inception of the lease and amortized over the shorter of the terms of the leases or estimated useful lives of the related assets.


(g)      Investment in Fremont Street Experience

The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC ("FSELLC"), a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience. The Company's allocated share of the operating costs of the Fremont Street Experience ($600,000 in 1998, and 1997 and $1,000,000 in 1996) are expensed as incurred.

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

(i)      Loss Per Share

Basic and diluted loss per share is computed by dividing net loss applicable to common shares by the number of weighted average common shares outstanding during the year. Common stock equivalents were anti-dilutive, therefore basic and diluted loss per share are equal.

(j)      Stock Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company has no stock-based plans outstanding at December 31, 1998.

(k)      Long-lived Assets

Long-Lived Assets used in operations are evaluated each reporting period for impairment by comparing the undiscounted cash flows estimated to be generated by those assets' to the asset carrying amount. There was no write-down of assets for the years ended December 31, 1998, 1997, and 1996, other than in connection with the application of fresh start accounting.

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

4.       Reorganization Items

Reorganization expense is comprised of items incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items for 1998, 1997, and 1996 consisted of the following (in thousands):

                                                  1998      1997      1996
                                                  ----      ----      ----

   Administrative expenses                      $    -      $192  $  1,431
   Severance expenses                                -       100       761
                                                 -----       ---     -----
                                                $    -      $292    $2,192
                                                 =====       ===     =====

5.       Property and Equipment, Net

Property and equipment, net, consists of the following:

                                                             December 31,
                                                         1998              1997

                                                         (Dollars in thousands)

         Land                                           $2,800            $2,800
         Buildings                                      27,305            27,088
         Equipment                                      13,252            10,265
         Leasehold acquisition costs                         -                 -
         Construction in progress                        1,110               399
                                                        ------           -------
                                                        44,467            40,552
         Less accumulated depreciation
        and amortization                                 4,249             1,510
                                                        ------            ------
                                                       $40,218           $39,042
                                                       =======           =======


6.       Accrued Expenses

Accrued expenses consist of the following:

                                  December 31,
                                    1998 1997
                             (Dollars in thousands)

Salaries and wages                                        $  164        $1,471
Payroll taxes and employee benefits                        1,698           931
Gaming taxes                                                 255           143
Slot club liability                                          671           616
Outstanding chip & token liability                           695           515
Other                                                        876           777
                                                          ------           ---
                                                          $4,359        $4,453

7.       Native American Casino Operations

Spotlight 29 Casino

The Company has received a promissory note from the Twenty-Nine Palms Band of Mission Indians in the principal amount of $9,000,000 resulting from a settlement which was approved by the Bankruptcy Court and received clearance by the Bureau of Indian Affairs. While the note has a 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. In the event that net income is insufficient to fully pay the note at the end of 36 months (February 15,1999), the note will be automatically extended for up to an additional two years. If still not paid at the end of the extension period, it may be extended up to an additional two years upon the approval of the National Indian Gaming Commission. If not paid at the end of the final extension period, the note will be forgiven. Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. The Company has received $1,431,000 of interest which has been recorded in interest income in the twelve months ended December 31, 1998. The receivable is fully reserved.

7 Cedars Casino

Elsinore  Corporation,  through  its  wholly-owned  subsidiary,  Olympia  Gaming
Corporation (collectively for purposes of this section of this Note, the Company"), had a Gaming Project Development and Management Agreement (the "Contract") to operate the 7 Cedars Casino (the "7 Cedars") which is located on the Olympic Peninsula in the state of Washington and is owned by the Jamestown S'Klallam Tribe (the "Tribe"). In addition, pursuant to a loan agreement, the Company loaned $9,000,000 to the Tribe for the construction of 7 Cedars.

During 1995, the contract was terminated by 7 Cedars. As a result, the Company recorded a reserve on the $9,000,000 note and wrote off unamortized casino development costs in the amount of $242,000 and all accrued interest. During 1997, the Company wrote off the note receivable and related reserve.

8.       Long-Term Debt

Long-term debt consists of the following:

                                                    December 31,
                                                  1998         1997
         11.5% New First Mortgage Notes
                  ("11.5% Notes")                     -     $ 3,856
         13.5% New Second Mortgage Notes
                  ("13.5% Notes")                     -      30,000
         12.83% New Mortgage Notes("New Notes")
                  ("12.83% Notes)               $11,104           -
         Notes payable - IRS                        719       1,404
         Notes payable - Other                    1,100       1,104
         Capital leases                           4,531       3,254
                                                 ------      ------
                                                 17,454      39,618
         Less current maturities                 (1,906)     (1,477)
                                                 -------     ------
                                                $15,548     $38,141

Interests on the New Notes is payable on February 28 and August 31 of each year. Principal is due on August 20, 2001. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth (as defined). At certain times during 1998 the Company was not in compliance with these requirements, however waives were obtained from the lender. The Company was in compliance with the covenants applicable to the New Notes as of December 31, 1998. Management considers it likely that the Company will be in violation of such covenants during the year ended December 31, 1999. Accordingly, waivers of non-compliance which expire on January 2, 2000 were obtained from the holders of the 12.83% New Mortgage Notes.

The Company has various unsecured notes payable to certain vendors as a result of the bankruptcy. These notes are non-interest-bearing and are payable in either quarterly installments of $31,000 or semiannual installments of $240,000 through October 2001.

The Company has two unsecured notes payable to the IRS as a result of the bankruptcy. One note bears interest at 8% and the other is non-interest-bearing. The notes are payable in semiannual installments of $266,000 through February 2000.

Maturities of the Company's long-term debt are as follows:

                    Year Ending December 31,
                           1999                          1,906
                           2000                          1,608
                           2001                         12,144
                           2002                            303
                           2003                             52
                           Thereafter                    1,441
                                                        ------
                                                     $  17,454

9.   Leases

All non-cancelable leases have been classified as capital or operating leases. At December 31, 1998, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                                December 31,
                                           1998             1997
                                          (Dollars in thousands)

     Building                            $1,364           $1,364
     Equipment                            3,735            1,477
                                         ------           ------
                                          5,099            2,841
     Less accumulated amortization         (919)            (110)
                                         ------           ------
                                         $4,180           $2,731
                                         ======           ======

Amortization of assets held under capital leases is included with depreciation and amortization expense in the Consolidated Statements of Operations.

The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:

                                         Capital       Operating
                                          Leases        Leases
                                         (Dollars in thousands)
     Years Ending December 31,

     1999                              $  1,344        $  3,718
     2000                                 1,344           3,695
     2001                                 1,156           3,694
     2002                                   530           3,694
     2003                                   223           3,663
     Thereafter                           6,688         104,558
                                          -----        --------
   Total minimum lease payments         $11,285        $123,022
   Less: amount representing
         interest(at imputed rates
         ranging from 11.5%
         to 15.0%                        6,736
     Present value of net
         minimum capital lease
         payments                        4,531
   Less: current maturities               (914)
   Capital lease obligations,
    excluding current maturities        $3,617

Rent paid under operating leases during 1998 was $3,642,000

10.      Income Taxes

No income tax benefit related to the 1998, 1997 and 1996 losses has been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                  December 31,
                                               1998         1997
                                             (Dollars in thousands)

Deferred tax assets:

Accounts receivable, principally
    due to allowance for doubtful accounts  $   92             $56
Accrued compensation, principally
    due to accrual for financial
    reporting purposes                         502             635
Progressive slot and slot club accruals        467             414
Merger costs, principally due to amounts
    not currently deductible for tax purposes   57              95
Net operating loss carryforwards             9,400           1,397
General business credit carryforward,
    principally due to investment
    tax credit generated in prior years        137               -
Income recognized for tax purposes
    on investment in partnership             1,027           1,542
Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods             66              63
Loan receivable principal due to
   allowance for uncollectibility            4,508           4,508
Reorganization items, principally due
   to amounts not currently
   deductible for tax purposes                  23               8
Total gross deferred tax assets             16,279           8,718
 Less valuation allowance                  (10,892)         (4,337)
                                          ---------       ---------
      Net deferred tax assets                5,387           4,381
                                          ---------       ---------
Deferred tax liabilities:
 Plant and equipment, principally due to
    differences in depreciation             (3,898)         (4,018)
 Prepaid expenses, principally due to
    deduction for tax purposes                (321)           (363)
Loses recognized for tax purposes on
    partnership investments                 (1,168)              -
                                           --------       ---------
Total gross deferred tax liabilities        (5,387)         (4,381)
                                           --------       ---------

       Net deferred tax liability          $     -      $       -
                                           ========       =========

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

11.  Benefit Plans

Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1998, 1997 and 1996 totaled $317,000, $149,000, and $87,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

On October 1, 1990,  the  Company  instituted  a savings  plan  qualified  under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $66,000, $120,000, and $130,488 for 1998, 1997 and
1996, respectively. There were 179, 438, and 469 participants in the savings plan as of December 31, 1998, 1997 and 1996, respectively.

12.      Recapitalization

On September 29, 1998, the MWV Accounts contributed $4,641,000, net of $260,000 of expenses to the capital of Elsinore Corporation which Elsinore used, together with other funds of Elsinore, to purchase in full all of Elsinore's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of Elsinore due 2001.

Also on September 29, 1998, the Company issued to the MWV Accounts, 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted, and (iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock. The Company has accrued $270,000 in undeclared preferred stock dividends as of December 31, 1998. Following the recapitalization, John C. "Bruce" Waterfall will beneficially own 97,646,440 shares of Common Stock, or approximately 99.7% of the outstanding Common Stock. The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission and (i) are based on 4,929,313 shares of Common Stock outstanding as of September 29, 1998 and (ii) assumes that the 50,000,000 shares of Series A Convertible Preferred Stock are converted into 93,000,000 shares of the Company's Common Stock.

In addition, Elsinore issued to the MWV Accounts New Notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Notes that reduced the interest rate payable thereon from 13.5% payable under the old second mortgage notes due to the 12.83% payable under the New Notes. Following the recapitalization described in this section, Elsinore has notes outstanding in the aggregate principal amount of $11,104,000.

13.      Commitments and Contingencies

RGME manages the Four Queens Hotel & Casino in accordance with the management agreement effective April 1, 1997. RGME receives a minimum annual fee of $1 million in equal monthly installments plus 25% of the excess of earnings before interest, taxes, depreciation and amortization ("EBITDA") over $8 million. RGME also received warrants to purchase 1,125,000 shares of common stock at $1 per share. The agreement is for approximately 40 months and can be extended for an additional 24 months at RGME's option if certain performance standards are met.

The Company is liable for one-sixth of the operating expenses incurred by Fremont Street Experience, LLC.

The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act and breach of contract.

The claims listed above, if allowed, would be included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million and, therefore, will not have a material financial effect on the Company.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the Company's financial statements taken as a whole.

14.  Proposed Merger

In the first half of 1997, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E"), Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding Common Stock for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1997 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provides for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

         Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provides for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998 (the "Special Meeting").

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

         On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with an Option and Voting Agreement, and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger.

Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). Plaintiffs' allegations include breach of the Merger Agreement by Elsinore, as well as fraud, various violations of the federal securities laws and violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages,
(iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

         On July 13, 1998, Elsinore filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended, which was heard by the Court on December 7, 1998. On December 17, 1998 the Court entered an order granting the motion, with prejudice, as to the claims alleging violation of the Nevada anti-racketeering statute, granting the motion with leave to amend as to certain other allegations, and denying the remainder of the motion. Thereafter, on January 13, 1999, plaintiffs served a Second Amended Complaint.

         Shortly thereafter, plaintiffs announced their intention to file a motion for reconsideration of the Court's December 17, 1998 order insofar as it had dismissed the Nevada anti-racketeering claims, on the ground that a December 30, 1998 decision of the Nevada Supreme Court in the action captioned Siragusa
v. Brown constituted a change and/or material difference in the law relied upon by the Court. Based on the Siragusa decision, the Company stipulated to an order allowing plaintiffs to serve and file a Third Amended Complaint reinserting claims under the Nevada anti-racketeering statute which plaintiffs have done.

     Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

15.  Taxes and Licenses, Other Than Income Taxes

Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                               Operating Departments
                              (Dollars in thousands)

                                    Food and
           Casino        Hotel      Beverage          Other          Total

1998       $3,955        $ 411       $ 438           $1,107         $5,911
1997       $3,513        $ 477       $ 413           $1,074         $5,477
1996       $4,496        $ 468       $ 497           $1,132         $6,593

16.  Supplemental Financial Information

A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1998, 1997 and 1996 follows:

                       Balance at                              Balance
                      Beginning of                            At End of
                          Year      Additions     Deductions     Year
Years Ended
1998                    $165          $132           $ 78        $219
1997                    $347          $ 64           $246        $165
1996                    $201          $321           $175        $347

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

         The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company. Each person listed below assumed his position with the Company on the Plan Effective Date and was re-elected at the Company's 1998 Annual Shareholders' Meeting held on September 22, 1998 to serve until the next Annual Shareholders' Meeting. In 1998, the Company did not have any executive officer who was not also a Director of the Company.

Name                           Age            Position

John C. "Bruce" Waterfall       61            Chairman of the Board

Jeffrey T. Leeds                43            President, Chief Executive
                                               Officer and Director

S. Barton Jacka                 62            Treasurer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.


         Based solely upon a review of Forms 3 and 4 furnished to the Company pursuant to SEC Rule 16a-3(e) during fiscal year 1998, Form 3 was filed later than the due date by the Endowment Prime L.L.C., relating to its acquisition of shares of Series A Convertible Preferred Stock on September 29, 1998. Form 4 was filed later than the due date by each of Endowment Restart L.L.C. (f/k/a Common Fund for Non-Profit Organizations), Morgens Waterfall Income Partners, MWV Group Trust, Restart Partners, Restart Partners II, L.P., Restart Partners III, L.P., Restart Partners IV, L.P., Restart Partners V, L.P., Betje Partners, Phoenix Partners, L.P., Prime Group, L.P., Prime, Inc., Prime Group II, L.P., Prime Group III, L.P., Prime Group IV, L.P., Prime Group V, L.P., MW Management, L.L.C., MW Capital L.L.C., MWV, and Mr. Waterfall, each of which Form 4 relates to the acquisition by such reporting person of the Company's Series A Convertible Preferred Stock on September 29, 1998.

Item 11. EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid by the Company to each person who served as Chief Executive Officer during any part of the year ended December 31, 1998. No person who held any other executive officer position during any part of 1998 received a total annual salary and bonus in excess of $100,000 in such year.




                                                                                    Long Term
                                                                                   Compensation
                                                Annual Compensation                   Awards
                                                                                       Securities          All Other
Name and Principal Position                                                            Underlying        Compensation
                                     Year      Salary ($)         Bonus($)            Options (#)             ($)
                                     ----      ----------         --------            -----------             ---

Jeffrey T. Leeds                     1998       37,000                  -0-               -0-               -0-
    President and Chief Executive    1997       35,000                  -0-               -0-               -0-
    Officer                          1996          -0-                  -0-               -0-               -0-


         Mr. Leeds assumed his positions on the Plan Effective Date.

Stock Options and Similar Rights.

         The Company granted no stock options or stock appreciation rights (collectively, "Stock Rights") during 1998 nor were any Stock Rights exercised in 1998. As of the Plan Effective Date, all previously outstanding Stock Rights were canceled.

Compensation Committee Interlocks.

         The Company did not have a compensation committee in 1998. The full Board of Directors has made all decisions regarding executive officer compensation. Messrs. Leeds and Jacka receive compensation as executive officers and are members of the Board of Directors.

         On September 29, 1998, MWV Accounts contributed $14,641,000, net of $260,000 of expenses, to the capital of Elsinore, which Elsinore used, together with other funds of Elsinore, to purchase in full all of Elsinore's outstanding 11.5% First Mortgage Notes due 2000 in the original principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of Elsinore due 2001.

         Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted, and (iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock.

         In addition, Elsinore issued to the MWV Accounts new second mortgage notes ("New Mortgage Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Mortgage Notes that reduced the interest rate payable thereon from the 13.5% payable under the old second mortgage notes to the 12.83% payable under the New Mortgage Notes. Chairman of the Board Waterfall is President and a principal shareholder of MWV, which manages the MWV Accounts.

Compensation of Directors.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         As of March 15, 1999, the Company had two classes of equity or voting securities, Common Stock and Series A Convertible Preferred Stock. Series A Convertible Preferred Stock votes on an as-converted basis. As of March 15, 1999, the beneficial ownership of Common Stock by each person who is known by Elsinore to be the beneficial owner of more than 5% of the outstanding Common Stock and Series A Convertible Preferred Stock, is as follows (1).

Name and Address of Beneficial Owner                                  Amount and Nature of               Percent of
                                                                      Beneficial Ownership                 Class

John C. "Bruce"  Waterfall,  who exercises
voting and investment  authority over
the Common Stock owned by the MWV Accounts, as
follows (2)(3)(4)(5):
     Endowment Prime, L.L.C (f/k/a)
        The common Fund for Non-Profit
        Organization                                                             14,836,331                 15.2
     Morgens Waterfall Income Partners,
        L.P.                                                                      2,734,381                  2.8
     MWV Employee Retirement Plan Group
        Trust                                                                       879,023                  0.9
     Restart Partners, L.P.                                                      10,786,575                 11.0
     Restart Partners II, L.P.                                                   20,660,562                 21.1
     Restart Partners III, L.P.                                                  16,892,860                 17.3
     Restart Partners IV, L.P.                                                   10,642,389                 10.9
     Restart Partners V, L.P.                                                     2,831,697                  2.9
     Betje Partners                                                               4,492,426                  4.6
     Phoenix Partners, L.P.                                                      12,890,199                 13.2
                                                                                 ----------                 ----
                  Total                                                          97,646,441                 99.7
                                                                                 ==========                 ====


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

         (2) The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission and (i) are based on 4,929,313 shares of Common Stock outstanding as of September 29, 1998 and (ii) assumes that the 50,000,000 shares of Series A Convertible Preferred Stock held by the MWV Accounts are converted into 93,000,000 shares of the Company's Common Stock based on their common voting and investment direction. (see Item 1.
Business - Recapitalization).

         (3) The address for Mr. Waterfall and each of the MWV Accounts is 10 East 50th Street, New York, New York 10022.

         (4) Pursuant to agreements and undertakings with the Board and the Commission which were required in order for the Plan to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to Common Stock owned by the MWV Accounts. MWV and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant Exchange Act rules, they could also be deemed the beneficial owners of Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of Common Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV
- 19,328,756 (19.7%); MW Capital, L.L.C. - 2,734,380 (2.8%); Prime Group, L.P. -
10,786,574 (11.0%); Prime Group II, L.P. -- 20,660,561 (21.1%); Prime Group III,
L.P. -  16,892,860  (17.2%);  Prime Group IV, L.P. - 10,642,388  (10.9%);  Prime
Group V, L.P.  -  2,831,696  (2.9%);  and MW  Management,  L.L.C.  -  12,890,198
(13.2%). In view of Mr. Waterfall's possession of sole voting and investment power over the Common Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of Common Stock.

         (5) Fractional shares are not counted except in the total of number of shares owned.

Security Ownership of Management.

         As of March 5, 1999, the beneficial ownership of Common Stock by each of Elsinore's directors and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:


Title of Class                      Name of Beneficial Owner          Amount and Nature                 Percent
                                                                        Of Beneficial                     Of
                                                                          Ownership                      Class
Common Stock                       John C. "Bruce" Waterfall,
                                   Chairman of the Board (1)            97,646,440 (2)                    99.7


Common Stock                       Directors and executive              97,646,440 (2)                    99.7
                                   Officers as a group (3 persons)

Series A                           John C. "Bruce" Waterfall            50,000,000                        100
Convertible                        Chairman of the Board (1)
Preferred

Series A                           Directors and executive               50,000,000                       100
Convertible                        Officers as group (3 persons)
Preferred


         (1)      See note (4) to the table on page 59.

         (2) See notes (2) and (5) to the table on page 59 discussing beneficial owners of more than 5% of the outstanding Common Stock for information regarding Mr. Waterfall's beneficial ownership.

Changes in Control.

         A change in control of the Company will result if the Merger is consummated or if the Common Stock held by the MWV Accounts is acquired by R&E pursuant to the Option Agreement. Upon the occurrence of either event, the Company would be controlled by R&E which, in turn, is controlled by Allen E. Paulson. (See Item 1. BUSINESS - Agreement and Plan of Merger).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Chairman  of  the  Board   Waterfall  is  President   and  a  principal
shareholder of MWV, which manages the MWV Accounts. Pursuant to the Recapitalization, the MWV Accounts have beneficially owned 99.7% of the Common Stock and $11,104,000 principal amount of the New Mortgage Notes. (See Item 11. Executive Compensation - Compensation Committee Interlocks.)

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. and 2.  Financial Statements and Schedules

                  The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Statements under Item 8.

         3.  List of exhibits

         2.1*     First Amended Plan of Reorganization [2.1](5)

         2.2*     Order Confirming First Amended Plan of Reorganization [2.2](5)

         2.3*     Bankruptcy Court Order Approving Plan Documentation [2.3](6)

         3.1*     Amended and Restated Articles of Incorporation of Elsinore Corporation [3.1](7)

         3.2*     Amended and Restated Bylaws of Elsinore Corporation [3.2](7)

         4.1*     Certificate of Designations, Preferences and Rights of Elsinore Corporation Series A Preferred Stock [3.3] )14)

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

         10.10*   Ground Lease, dated October 25, 1983, between Otto J. Westlake and Four Queens, Inc. [10.10](2)

         10.11*   Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens, Inc. [10.11](1)

         10.12*   Lease Indenture, dated May 1, 1970, by and between Thomas L. Carroll, et al. and Four Queens, Inc. [10.12](1)

         10.13*   Memorandum of Lease, dated January 26, 1973, between President and Board of Trustees of Santa Clara College and
                  Four Queens, Inc. [10.13](1)

         10.14*   Agreement, dated April 29, 1992, by and among Four Queens, Inc., Jeanne Hood, Edward M. Fasulo and Richard A.
                  LeVasseur [10.28](1)

         10.15*   Settlement Agreement, dated March 29, 1996, by and between Palm Springs East Limited Partnership and the 29 Palms
                  Band of Mission Indians [10.19](7)

         10.16*   Loan Agreement, dated November 12, 1993, by and between The Jamestown S'Klallam Tribe and JKT Gaming, Inc.
                  [10.31](3)

         10.17*   First Amendment to Loan Agreement, dated January 28, 1994, by and between The Jamestown S'Klallam Tribe and JKT
                  Gaming, Inc. [10.32](3)

         10.18*   Form of 13 1/2% Second Mortgage Note Due 2001 [10.22](7)

         10.19*   Amended and Restated Indenture,  dated as of March 3, 1997, by and among Elsinore  Corporation,  the Guarantors named therein
                  and  First  Trust  National   Association,   as  Trustee  (the
                  "Restated Indenture") [10.23](7)

         10.20*   Waiver of Compliance, dated February 27 and March 3, 1998, under the Restated Indenture [10.24] (15)




         10.21*   Pledge  Agreement,  dated as of October 8, 1993, from Elsinore
                  Corporation  and ELSUB  Management  Corporation to First Trust
                  National Association [10.7](2)

         10.22*   Amendment of 1993 Pledge Agreement, dated March 3, 1997 [10.25](7)

         10.23*   Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 8, 1993, by and among Four Queens,
                  Inc., Land Title of Nevada, Inc. and First Trust National Association [10.8](2)

         10.24*   Modification of Subordinated Deed of Trust, dated March 3, 1997, by and between Four Queens, Inc. and First Trust
                  National Association [10.27](7)

         10.25*   Agreement, dated May 14, 1997, by Elsinore Corporation to file
                  with  the  Securities  and  Exchange   Commission   copies  of
                  instruments  defining  the rights of  holders  of 11.5%  First
                  Mortgage Notes Due 2000 [10.28](7)

         10.26*   Waiver of Compliance, dated March 17, 1998, under the 11.5% First Mortgage Notes Due 2000 [10.30] (15)

         10.27*   Assignment of Operating Agreements, dated as of October 8, 1993, by Palm Springs East Limited Partnership to First
                  Trust National Association [10.9](2)

         10.28*   Assignment of Operating Agreement, dated as of October 8, 1993, by Olympia Gaming Corporation to First Trust
                  National Association [10.10](2)

         10.29*   Common  Stock  Registration  Rights  Agreement,  dated  as  of February 28, 1997, among Elsinore  Corporation and the Holders of Registrable  Shares referred to therein (incorporated by reference herein and filed as (i)  Exhibit
                  10.31 to Elsinore Corporation's Quarterly Report on Form  10-Q for the  three months ended March 31, 1997 and (ii)
                  Exhibit B to Schedule 13D, dated March 10, 1997, by Morgens Waterfall Income Partners,  L.P.; Restart  Partners,
                  L.P.; Restart Partners II, L.P.; Restart Partners III, L.P.; Restart Partners IV, L.P.; Restart  Partners V, L.P.;
                  The Common Fund for Non-Profit Organizations; MWV Employee  Retirement  Plan Group Trust; Betje Partners;  Phoenix
                  Partners, L.P.; Morgens, Waterfall,  Vintiadis & Company,  Inc.;  MW  Capital,  L.L.C.; Prime Group, L.P.; Prime
                  Group II, L.P.;  Prime Group III,  L.P.;  Prime Group IV, L.P.; Prime Group V, L.P.;  Prime,  Inc.; MW Management,
                  L.L.C.;  John C. "Bruce" Waterfall;  and Edwin H. Morgens,  with respect to the Common Stock) [10.33] (15)

         10.30*   Description of Compensation Plan or Arrangement for Elsinore Corporation  Directors and Executive  Officers (filed pursuant to Item 14(c) of this report) [10.32](8)

         10.31*   First Amendment to Lease by and among Finley Company, Elsinore Corporation and Four Queens, Inc. effective May 14,
                  1997 [10.33] (9)

         10.32*   Agreement  and Plan of Merger by and among R & E Gaming Corp., Elsinore  Acquisition Sub, Inc. and Elsinore
                  Corporation dated September 15, 1997 [10.34] (9)

         10.33*   Option and Voting Agreement by and between R&E Gaming Corp. and Morgens, Waterfall, Vintiadis & Company, Inc. on
                  behalf of certain investment accounts, dated September 15, 1997 [10.37] (15)

         10.34*   Amended Lease Schedule No. 1 to Master Lease Agreement by and between IGT North America, Inc. and Four Queens,
                  Inc., and PDS Financial Corporation-Nevada, as assignee of Lessor's interest, dated November 28, 1994 [10.35](9)

         10.35*   Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated May 1, 1997
                  [10.36] (9)

         10.36*   Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated
                  August 1, 1997 [10.37](9)

         10.37*   Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera Gaming Management
                  Corp.-Elsinore [10.38](9)

         10.38*   Assignment by Richard A. LeVasseur to Four Queens, Inc. dated July 14, 1992 [10.39](9)

         10.39*   First Supplemental Amended and Restated Indenture by and among Elsinore Corporation,  the guarantors named therein and First Trust National Association,  as trustee, dated as of September 18, 1997 [10.40](9)




         10.40*   Form of Management Agreement among the Company, Four Queens, Inc. and Riviera Gaming Management Corp.-Elsinore, as
                  approved by the Bankruptcy Court [10.41](9)

         10.41*   Waiver of Compliance and Letter Dated August 14, 1998 [10.45] (11)

         10.42*   Capital   Contribution   Agreement  by  and  between  Elsinore Corporation  and certain  investment  accounts named therein, dated as of September 29, 1998 [10.46] (13)

         10.43*   First Mortgage Note Purchase  Agreement by and between Elsinore Corporation and the holders (Putnam  Diversified
                  Income Trust, Putnam High Income  Convertible  and Bond Fund,  Putnam  Master Intermediate Income Trust, Putnam
                  Managed High Yield Trust,  and Putnam Manager Trust - PCM Diversified Income Fund), dated as of September 29, 1998
                  [10.46] (13)

         10.44*  Second Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Paul Voigt, BEA Income
                 Fund, and BEA Strategic  Global  Income Fund),  dated as of September 29, 1998. 99.1 Press Release dated September
                 30, 1998 [10.48] (13)

         10.45*   Exchange  Agreement by and between  Elsinore Corporation and certain  investment  accounts  named  therein,  dated as  of September 29, 1998 [10.49] (14)

         10.46*   Second Supplemental Indenture among Elsinore Corporation,  the guarantors (Elsub Management  Corporation,  Four
                  Queens, Inc., and Palm  Springs  East Limited  Partnership),  and U.S.  Bank Trust  National  Association,  dated as of September  29, 1998 [10.50] (14)

         10.47*   Series A Preferred  Stock  Purchase  Agreement  by and between Elsinore  Corporation  and certain  investment accounts named therein, dated as of September 29, 1998 [10.51] (14)

         10.48*   Registration Rights Agreement by and between Elsinore Corporation and certain investment  accounts  named therein, dated as of September 29, 1998 [10.52] (14)

         10.49*   Acknowledgment and Confirmation  of Pledge  Agreement  among Elsinore Corporation, Elsub  Management  Corporation,
                  Palm Springs East Limited Partnership, and U.S. Bank Trust National Association, dated as of September 29, 1998
                  [10.53] (14)

         10.50*   Acknowledgment   and  Confirmation  of  Guaranty  among  Elsub Management  Corporation,  Four Queens, Inc., Palm
                  Springs East Limited Partnership, and U.S. Bank Trust National Association, dated as of September 29, 1998
                  [10.54] (14)

         10.51*   Second Modification of Subordinated Deed of Trust by and between Four Queens, Inc. and U.S. Bank Trust National
                  Association, dated as of September 29, 1998 [10.55] (14)

        10.52*    Waiver of Compliance and letters dated November 12 and 13, 1998 [10.56] (12)

        10.53*    Waiver of Compliance, dated November 6, 1998 under the Second Supplemental Indenture dated September 29, 1998
                  [10.56] (12)

        10.54     Waiver of Compliance dated December 1, 1998 under Amended and Restated Indenture dated as of March 3, 1997 [10.57]

        10.55     Waiver of Compliance dated November 12, 1998 under the Amended and Restated Indenture dated as of March 3, 1997
                  [10.58]

         21.1     Subsidiaries of Elsinore Corporation

         27.1     Financial Data Schedule

         99.1*    Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated October 31, 1995 [99.2](4)

         99.2*    Olympia Gaming Corporation Voluntary Petition for Bankruptcy Pursuant to Chapter 11 of the Bankruptcy Code dated
                  October 31, 1995 [99](4)

*Previously filed with the Securities and Exchange Commission as an exhibit to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part hereof: (1) Annual Report on Form 10-K for the year ended December 31, 1992 (Securities and Exchange Commission File Number 1-7831) (2) Current Report on Form 8-K dated October 19, 1993 (3) Annual Report on Form 10-K for the year ended December 31, 1993 (4) Current Report on Form 8-K dated November 7, 1995 (5) Current Report on Form 8-K dated August 8, 1996 (6) Current Report on Form 8-K dated March 14, 1997 (7) Quarterly Report on Form 10-Q for the three months ended March 31, 1997 (8)
Quarterly Report on Form 10-Q for the six months ended June 30, 1997 (9) Quarterly Report on Form 10-Q for the nine months ended September 30, 1997 (10) Current Report on Form 8-K dated March 24, 1998 (11) Quarterly Report on Form 10-Q for the six months ended June 30, 1997 (12) Quarterly Report on Form 10-Q for the nine months ended September 30, 1997 (13) Current Report on Form 8-K dated October 13, 1998, as set forth in item 14 (c)(i) below. (14) Current Report on Form 8-K dated October 13, 1998, as set forth in item 14 (c) (ii) below. (15) Annual Report on Form 10-K for year end December 31, 1997. (a) Exhibits required by Item 601 of Regulation S-K. (b) Exhibits, other than those incorporated by reference as listed in Item 14(a)(3), appear after the signature page of this report.
(c)      Current Report on Form 8-K

         (i) Current report on Form 8-K filed on October 13, 1998, relating to a contribution made by the MWV Accounts to the capital of the Company and repayment by the Company's of its First Mortgage Notes and Second Mortgage Notes from proceeds therefrom.

         (ii) Current Report on Form 8-K filed on October 13, 1998, relating to the issuance of the Series A Convertible Preferred Stock and New Mortgage Notes by the Company to the MWV Accounts.

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

                                            ELSINORE CORPORATION
                                            (Registrant)


                                            By:    /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer

                                            By:    /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary,
                                            Treasurer and Principal
                                            Accounting Officer


Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 31, 1999.


/s/ John C. "Bruce Waterfall        /s/ Jeffrey T. Leeds
John C. "Bruce" Waterfall           Jeffrey T. Leeds
Chairman of the Board of Directors  President and Director
                                    (Chief Executive Officer)

 /s/ S. Barton Jacka
S. Barton Jacka
Secretary, Treasurer, Principal
Accounting Officer and Director