Form 10-Q
period 1999-03-31
ELSINORE CORP
filed 1999-05-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                    or

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

                          YES X          NO

      APPLICABLE ONLY TO ISSUERS, INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES  X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                    May 10, 1999                   4,929,313

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                      For the Quarter Ended March 31, 1999



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                             PAGE
     Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                   4-5
                            March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations            6-7
                            for the Three Months Ended March 31, 1999 and
                            Three Months Ended March 31, 1998

                  Condensed Consolidated Statements of Cash Flows for        8-9
                            the Three Months Ended March 31, 1999 and
                            Three Months Ended March 31, 1998

                 Notes to Condensed Consolidated Financial Statements      10-13

     Item 2.     Management's Discussion and Analysis of                   14-22
                 Financial Condition and Results of
                 Operations

     Item 3.     Quantitative and Qualitative Disclosures                     22
                 About Market Risk




PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                        23-25

         Item 2.  Exhibits and Reports                                        26

 SIGNATURES                                                                   27

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                                 Elsinore Corporation and Subsidiaries
                                                 Condensed Consolidated Balance Sheets
                                                 March 31, 1999 and December 31, 1998
                                                        (Dollars in Thousands)







                                                                        (Unaudited)
                                                                         March 31,             December 31,
                                                                            1999                   1998
                                                                     -------------------    --------------------


                              Assets
Current Assets:
  Cash and cash equivalents                                                      $5,743                  $5,604
  Accounts receivable, less allowance for
    doubtful accounts of $221 and $219,
    respectively                                                                    483                     473
  Inventories                                                                       403                     445
  Prepaid expenses                                                                1,287                   1,153
                                                                     -------------------    --------------------
     Total current assets                                                         7,916                   7,675
                                                                     -------------------    --------------------

Property and equipment, net                                                      39,559                  40,218

Reorganization value in excess of amounts
    allocable to identifiable                                                       349                     350
assets

Other assets                                                                      1,391                   1,505
                                                                     -------------------    --------------------

    Total assets                                                                $49,215                 $49,748
                                                                     ===================    ====================






See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                           Condensed Consolidated Balance Sheets (continued)
                                                 March 31, 1999 and December 31, 1998
                                                        (Dollars in Thousands)





                                                                             (Unaudited)
                                                                              March 31,             December 31,
                                                                                 1999                   1998
                                                                          -------------------    --------------------

Liabilities and Shareholders' Equity Current liabilities:
  Accounts payable                                                                    $1,081                    $792
  Accrued interest                                                                       846                   2,764
  Accrued expenses                                                                     5,025                   4,359
  Current portion of long-term debt                                                    1,876                   1,906
                                                                          -------------------    --------------------
     Total current liabilities                                                         8,828                   9,821
                                                                          -------------------    --------------------

Long-term debt, less current portion                                                  14,833                  15,548
                                                                          -------------------    --------------------
     Total Liabilities                                                               $23,661                 $25,369
                                                                          -------------------    --------------------

Commitments and contingencies

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation preference of $18,540,000.
                                                                                     $18,540                 $18,270
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                                                        5                       5

Additional paid-in capital                                                             9,097                   9,367
Accumulated deficit                                                                   (2,088)                 (3,263)
                                                                          -------------------    --------------------
     Total shareholders' equity                                                       25,554                  24,379
                                                                          -------------------    --------------------

     Total liabilities and shareholders'
     equity                                                                          $49,215                 $49,748
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


                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                           (Dollars in Thousands, Except Per Share Amounts)




                                                     (Unaudited)                     (Unaudited)
                                                        Three                           Three
                                                       Months                          Months
                                                        Ended                           Ended
                                                      March 31,                       March 31,
                                                        1999                            1998
                                                 --------------------             ------------------
Revenues, net:
 Casino                                                      $10,579                        $10,235
 Hotel                                                         2,400                          2,375
 Food and beverage                                             2,587                          2,657
 Other                                                           749                            565
 Promotional allowances                                       (1,130)                        (1,579)
                                                 --------------------             ------------------
   Total revenues, net                                        15,185                         14,253
Costs and expenses:
 Casino                                                        3,362                          4,068
 Hotel                                                         2,119                          1,771
 Food and beverage                                             1,842                          1,446
 Taxes and licenses                                            1,589                          1,553
 Selling, general and
    Administrative                                             2,701                          2,667
 Rents                                                           973                            964
 Depreciation and
    Amortization                                                 821                            567
 Interest                                                        506                          1,332
 Merger costs                                                     97                            155
                                                 --------------------             ------------------

    Total costs and
       Expenses                                               14,010                         14,523
                                                 --------------------             ------------------

   Net income (loss)                                           1,175                           (270)
                                                 --------------------             ------------------

Undeclared dividends on
 cumulative Preferred Stock                                      270                              -
                                                 --------------------             ------------------

Net income (loss) applicable
 to common shares                                               $905                         $ (270)
                                                 ====================             ==================



                                                 Elsinore Corporation and Subsidiaries
                                      Condensed Consolidated Statements of Operations (continued)
                                           (Dollars in Thousands, Except Per Share Amounts)






                                                       (Unaudited)                          (Unaudited)
                                                          Three                             Three
                                                         Months                             Months
                                                          Ended                             Ended
                                                        March 31,                         March 31,
                                                          1999                               1998
                                                 ------------------------              -----------------
Basic and diluted income (loss)
per share net income                                                $.18                          ($.05)

Weighted average number of
   common shares
   outstanding                                                 4,929,313                      4,929,313
                                                 ========================              =================


          See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                        (Dollars in Thousands)






                                                  (Unaudited)                     (Unaudited)
                                                     Three                           Three
                                                    Months                           Months
                                                     Ended                            Ended
                                                   March 31,                       March 31,
                                                     1999                             1998
                                             ----------------------            -------------------
Cash flows from operating activities:
 Net income (loss)                                          $1,175                          ($270)
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Depreciation and
   amortization                                                821                            567
 Decrease (Increase) in
   accounts receivable                                         (10)                           122
 Decrease (Increase) in
   inventories                                                  42                            (38)
 Increase in
   prepaid expenses                                           (134)                          (118)
 Decrease in
   other assets                                                115                             22
 Increase (decrease) in
   accounts payable                                            289                           (331)
 Increase in
   accrued expenses                                            666                            102
 Decrease in
   accrued interest                                         (1,918)                        (1,030)
                                             ----------------------            -------------------
 Net cash provided by (used
   in) operating activities                                 $1,046                          ($974)
                                             ----------------------            -------------------


See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                      Condensed Consolidated Statements of Cash Flows (continued)
                                                        (Dollars in Thousands)







                                                  (Unaudited)                     (Unaudited)
                                                     Three                          Three
                                                     Months                         Months
                                                     Ended                           Ended
                                                   March 31,                      March 31,
                                                      1999                           1998
                                              ---------------------           -------------------

Cash flows from investing
   activities - capital
   expenditures                                              (162)                         (799)
                                              ---------------------           -------------------

Cash flows from financing activities:
 Principal payments on
   long-term debt                                            (745)                         (520)
                                              ---------------------           -------------------
Net cash provided by (used
   in) financing activities                                  (745)                         (520)
                                              ---------------------           -------------------

Net increase (decrease) in
 cash and cash equivalents                                    139                        (2,293)

Cash and cash equivalents at
 beginning of period                                        5,604                         6,822
                                              ---------------------           -------------------

Cash and cash equivalents at
 end of period                                             $5,743                        $4,529
                                              =====================           ===================


See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

1.       Basis of Presentation

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

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.

Certain 1998 amounts have been reclassified to conform with the 1999 presentation.







2.       Shareholders' Equity

                             Common Stock          Preferred Stock
                      ---------------------------------------------------------
                                                                                                                        Total
                            Out-                        Out-                     Additional       Accumulated       Shareholders
                          Standing                    Standing                 Paid-In-Capital      Earnings           Equity
                           Shares        Amount        Shares        Amount                       (Deficiency)      (Deficiency)
                      --------------------------------------------------------------------------------------------------------------
Balance,
 December 31,1997            4,929,313         $5               -           -            4,995           (1,914)              3,086
Net loss Jan. 1,
 1998 - Mar. 31,
 1998                                                                                        -             (270)               (270)
                      --------------------------------------------------------------------------------------------------------------
Balance, Mar. 31,
 1998                        4,929,313         $5               -           -           $4,995          ($2,184)             $2,816

Capital
 Contribution, net                                                                       4,642                                4,642
Issuance of
 Preferred stock                                       50,000,000     $18,000                                                18,000
Net loss April 1,
 1998 - December
 31, 1998                                                                                                 (1,079)            (1,079)

Undeclared Preferred
Stock dividends                                                           270             (270)                                    -
                      --------------------------------------------------------------------------------------------------------------
Balance, December
 31, 1998                    4,929,313         $5      50,000,000     $18,270           $9,367           ($3,263)           $24,379

Net Income Jan. 1,
1999 - Mar, 31,
 1999                                                                                                      1,175              1,175

Undeclared Preferred
Stock dividends                                                           270             (270)                                   -
                      --------------------------------------------------------------------------------------------------------------
Balance Mar. 31,
 1999                        4,929,313         $5      50,000,000     $18,540           $9,097           ($2,088)           $25,554
                      ==============================================================================================================


3.   Supplemental Disclosure of non-cash
     investing and financing activities

                                                                                    Three Months                 Three Months
                                                                                       Ended                         Ended
                                                                                     March 31,                     March 31,
                                                                                        1999                         1998
                                                                                 -------------------          --------------------
                                                                                    (Dollars in                   (Dollars in
                                                                                     thousands)                   thousands)

  Equipment purchased with capital lease financing                                           -                          $275

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

The Company is a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (the "WARN Act") and breach of certain alleged retroactive wage agreements. The New Jersey court issued a ruling denying WARN Act liability, and the Third Circuit Court of Appeals subsequently affirmed the New Jersey Court's decision following plaintiffs' appeal. Plaintiffs have not filed any further appeal of the decision. The claim for retroactive wages has been determined by final court order to be included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million. As such, the retroactive wages claim has been reserved for as part of the Class 10 notes payable and, therefore, will not have a material financial effect on the Company.

The Company is also a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

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

On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit as amended, which was heard by the Court on December 7, 1998. On December 17, 1998, the Court entered an order granting the motion, with prejudice, as to the claims alleging violation of the Nevada anti-racketeering statute, granting the motion with leave to amend certain allegations, and denying the remainder of the motion. Thereafter, on January 13, 1999, plaintiffs served a Second Amended Complaint.

Shortly thereafter, plaintiffs announced their intention to file a motion for reconsideration of the Court's December 17, 1998 order insofar as it had dismissed the Nevada anti-racketeering claims, on the ground that a December 30, 1998 decision of the Nevada Supreme Court in the action captioned Siragusa v. Brown constituted a change and/or material difference in the law relied upon by the Court. Based on the Siragusa decision, the Company stipulated to a proposed order allowing plaintiffs to serve and file a Third Amended Complaint reinserting the claims under the Nevada anti-racketeering statute which plaintiffs have done.

On April 16, 1999, the Company filed another motion to dismiss the Nevada anti-racketeering claims, as well as to dismiss other claims that are based on a purported breach of warranty concerning the Company's income and revenues. That motion is set to be heard by the Court on May 24, 1999.

Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

6.       Recapitalization

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "MWV Accounts") contributed $4,641,000, net of $260,000 of expenses, to the capital of the Company, which the Company used, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of the Company due 2001.

Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have an aggregate liquidation preference of $18,000,000 and are convertible into 93,000,000 shares of the Company's Common Stock.

In addition, the Company issued to the MWV Accounts new second mortgage notes ("New Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the second mortgage notes that reduced the interest rate payable thereon from 13.5% to 12.83%.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended March 31, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.




                                                              Three Months Ended                       Three Months Ended
                                                                March 31, 1999                           March 31, 1998
                                                                --------------                           --------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)             %                thousands)               %
                                                         -------------         -------           ------------           --------
Revenues, net:
   Casino                                                     $10,579           69.7%                $10,235              71.8%
   Hotel                                                        2,400           15.8%                  2,375              16.7%
   Food & beverage                                              2,587           17.0%                  2,657              18.6%
   Other                                                          749            4.9%                    565               4.0%
                                                         -------------         -------           ------------           --------
     Gross revenue                                             16,315          107.4%                 15,832             111.1%
   Less promotional allowances                                 (1,130)          (7.4%)                (1,579)            (11.1%)
                                                         -------------         -------           ------------           --------
     Revenues, net                                            $15,185          100.0%                $14,253             100.0%
                                                         -------------         -------           ------------           --------
Costs and expenses:
   Casino                                                      $3,362           31.8%                 $4,068              39.7%
   Hotel                                                        2,119           88.3%                  1,771              74.6%
   Food and beverage                                            1,842           71.2%                  1,446              54.4%
   Taxes and licenses                                           1,589           10.5%                  1,553              10.9%
   Selling, general and
                                                                2,701           17.8%                  2,667              18.7%
   Administrative
   Rents                                                          973            6.4%                    964               6.8%
   Depreciation and
   Amortization                                                   821            5.4%                    567               4.0%
   Interest                                                       506            3.3%                  1,332               9.3%
   Merger costs                                                    97             .6%                    155               1.1%
                                                         -------------         -------           ------------           --------
     Total costs and expenses                                 $14,010           92.3%                $14,523             101.9%
                                                         -------------         -------           ------------           --------
   Net income (loss) before

    undeclared dividends on                                     1,175            7.7%                   (270)             (1.9%)
    cumulative Preferred
Stock

    Undeclared dividends on
    cumulative Preferred Stock                                    270            1.8%                      -                  -

   Net income (loss) applicable
                                                         -------------         -------           ------------           --------
    to common shares                                             $905            5.9%                  ($270)             (1.9%)
                                                         -------------         -------           ------------           --------




                                                           Three Months Ended                 Three Months Ended
                                                             March 31, 1999                     March 31, 1998
                                                    ------------------------------------ --------------------------------
                                                       (Dollars in                        (Dollars in
                                                       thousands)            %            thousands)            %
                                                    ---------------------------------------------------------------------
Other Data:
Net income (loss) applicable
to common shares                                                  905            5.9%              ($270)          (1.9%)
Depreciation and amortization                                     821            5.4%                567            4.0%
Interest                                                          506            3.3%              1,332            9.3%
Merger costs                                                       97             .6%                155            1.1%
Undeclared dividends                                              270            1.8%                  -               -
                                                    ------------------ -------------- ------------------- ---------------


Earnings before interest,
  taxes, depreciation and
  amortization, undeclared
  dividends (EBITDA)                                           $2,599           17.1%             $1,783           12.5%
                                                    ================== ============== =================== ==============


Cash flows provided by (used
   In) operating activities                                    $1,046                              ($974)
                                                    ==================                ===================
Cash flows from investing
   activities                                                   ($162)                             ($799)
                                                    ==================                ===================
Cash flows (used in) financing
   activities                                                   ($745)                             ($520)
                                                    ==================                ===================

                   THREE MONTHS ENDED MARCH 31, 1999 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $932,000, or 6.5%, from $14,253,000 for the three months ended March 31, 1998, to $15,185,000 for the three months ended March 31, 1999, due primarily to an increase in casino revenues, resulting from an increase in net slot revenues and "other" revenues, as discussed below, and management's significant reduction of promotional allowances for casino and slot marketing promotions because of the revised policy on complimentary benefits.

Casino revenues increased by approximately $344,000, or 3.4%, from $10,235,000 during the 1998 period to $10,579,000 during the 1999 period due primarily to a $464,000, or 6.4%, increase in slot machine revenue and a $255,000, or 55.9%, increase in slot promotion revenue, partially offset by a $178,000, or 8.4%, decrease in table games revenue. The increase in slot machine revenue and offsetting decrease in table game revenue are attributable primarily to the opening of the Nickel Palace in March 1998, which targets "nickel customers" with an additional 110 nickel machines, and the continued acquisition of state-of-the-art slot equipment. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

Hotel revenues increased by approximately $25,000, or 1.0%, from $2,375,000 during the 1998 period to $2,400,000 during the 1999 period due primarily to an increase in the cash occupancy and average room rate, resulting in part, from increased marketing to attract walk-in traffic and a decrease in complimentary revenue resulting from the reduction in casino and slot marketing promotions.

Food and beverage revenues decreased approximately $70,000, or 2.6%, from $2,657,000 during the 1998 period to $2,587,000 during the 1999 period primarily due to a decrease in complimentary revenues resulting from the reduction in casino and slot marketing promotions, which was partially offset by an increase in cash revenue as a result of higher average check.

Other revenues increased by approximately $184,000, or 32.6%, from $565,000 during the 1998 period to $749,000 during the 1999 period, due to payments received under a 1997 settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $449,000, or 28.4%, from $1,579,000 during the 1998 period to $1,130,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) increased by approximately $118,000, or 0.9%, from $12,469,000 for the 1998 period to $12,587,000 for the 1999 period.

Casino expenses decreased $706,000, or 17.4%, from $4,068,000 during the 1998 period to $3,362,000 during the 1999 period, due primarily to a decrease in the cost of complimentary rooms, food and beverages reflected as a casino expense, resulting from management's reduction of promotional allowances for casino and slot marketing promotions. Casino expenses as a percentage of revenue decreased from 39.7% to 31.8% due primarily to a decrease in casino expenses and an increase in casino revenues.

Hotel expenses increased by approximately $348,000, or 19.6% from $1,771,000 during the 1998 period to $2,119,000 during the 1999 period, and expenses as a percentage of revenues increased from 74.6% to 88.3%, primarily due to increases in utilities, repairs, and maintenance costs, and a decrease in the cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Food and beverage costs and expenses increased by approximately $396,000, or 27.4%, from $1,446,000 during the 1998 period to $1,842,000 during the 1999 period. Expenses as a percentage of revenues increased from 54.4% to 71.2% primarily as a result of the decrease in the cost of complimentary food and beverage reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Taxes and licenses increased $36,000, or 2.3%, from $1,553,000 in the 1998 period to $1,589,000 in the 1999 period.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $35,000, or 1.3%, from $2,667,000 during the 1998 period to $2,702,000 during the 1999 period, and as a percentage of total net revenues, expenses decreased from 18.7% to 17.8%.

EBITDA AND MORTGAGE NOTE COVENANTS

EBITDA increased by approximately $815,000, or 45.7%, from $1,784,000 during the 1998 period to $2,599,000 during the 1999 period. The increase was due to an increase in revenues and decrease in costs associated with promotional allowances as discussed above.

Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. For the reference period ended September 30, 1998, the Company was not in compliance with the Ratio. Accordingly, the Company obtained waivers from the Noteholders which provide that the Noteholders will not take action with regard to the Company's non-compliance as of September 30, 1998 with the Ratio prior to January 2, 2000. As of the reference period ended March 31, 1999 the Ratio was 5.14 to 1.00 and as such the Company was in compliance.

OTHER EXPENSES

Depreciation and amortization increased by approximately $254,000, or 44.7% from $567,000 during the 1998 period to $821,000 during the 1999 period, primarily due to the acquisition of new slot equipment.

Interest expense decreased by approximately $827,000, or 62.0% from $1,332,000 during the 1998 period to $506,000 for the 1999 period, due to recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources.

During the first quarter, the Company incurred approximately $97,000 in merger and acquisition costs related to the Merger Agreement.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company experienced net income in the 1999 period of $1,175,000 compared to a net loss of $270,000 in the 1998 period, an improvement of $1,445,000 or 535.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5.7 million at March 31, 1999, as compared with approximately $4.5 million at March 31, 1998, an increase of $1.2 million from March 31, 1998.

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "MWV Accounts") contributed $4,641,070, net of $260,000 of expenses, to the capital of the Company, which the Company used, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of
$3,856,000, and $896,000 of original principal amount of the 13.5% Second Mortgage Notes of the Company due 2001.

Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of Second Mortgage Notes held by the MWV Accounts. The 50,000,000 shares of Series A Cumulative Convertible Preferred Stock have an aggregate liquidation preference of $18,000,000 and are convertible into 93,000,000 shares of the Company's Common Stock.

In addition, the Company issued to the MWV 12.83% New Second Mortgage Notes ("New Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding Second Mortgage Notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the Second Mortgage Notes that reduced the interest rate payable thereon from 13.5% to 12.83%. Following the recapitalization, the Company has New Notes outstanding in the aggregate principal amount of $11,104,000. Significant debt service on the Company's New Notes is paid in August and February which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

For the first three months of 1999, the Company's net cash provided by operating activities was $1,046,000 compared to $974,000 cash used in the first three months of 1998, primarily due to an increase in net income offset with increases in depreciation, accounts payable and accrued interest. EBITDA for the first three months of 1999 and 1998 was $2.6 million and $1.8 million, respectively. The repayment of the First Mortgage Notes and of the Second Mortgage Notes, the surrender of $18,000,000 of the original principal amount of Second Mortgage Notes held by the MWV Accounts, and the issuance of the New Notes in exchange for the remaining Second Mortgage Notes held by the MWV Accounts has significantly lowered the Company's debt service requirements.

Scheduled interest payments on the New Notes and other indebtedness are $2.0 million in 1999, declining to $1.3 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next nine months and enable investment in budgeted capital expenditures of approximately $3.5 million for 1999, including an arrangement to finance slot machine purchases of $1 million in 1999. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The New Notes are due in full on August 20, 2001. The New Notes are redeemable by the Company at any time at 100% of par, without premium.

The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The indenture also provides for mandatory redemption of the New Notes by the Company upon order of the Nevada Gaming Authorities. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors. Cash flow from operations is not expected to be sufficient to pay all of the $11 million of principal of the New Notes at maturity on August 20, 2001, upon a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the New Notes at maturity, upon a Change of Control, or upon a mandatory redemption will be dependent upon its ability to refinance the New Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Notes on favorable terms or at all.

The note agreement executed in connection with issuance of New Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth.

Payment was due on the 13.5% Second Mortgage Notes due 2001 on August 31, 1998. This payment was waived until December 31, 1999. Payment was made on January 5, 1999 for $1.0 million and on February 26, 1999 for $250,000. Payment is scheduled in the amount of $250,000 in June 1999 and September 1999, and in the amount of $290,000 in December 1999.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Management budgeted approximately $3.5 million for capital expenditures in 1999. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the three-month period ended March 31, 1999 included capital expenditures of $162 thousand. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next nine months.

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

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations and are expected to be funded out of working capital. As of March 31, 1999, the Company has incurred costs of approximately $250,000 (primarily for acquisition of new systems from third parties) related to the system applications and anticipates spending an additional $175,000 to become Year 2000 compliant, which represents substantially all of the Company's IT budget for 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that such estimates will be accurate and actual results could differ materially.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, the anticipated cost and timing related to remediation of the Year 2000 Problem, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the Year 2000 Problem, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1998. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At March 31, 1999 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at March 31, 1999.

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

                  On July 13, 1998, the Company filed a motion to dismiss certain of the claims alleged in the lawsuit, as amended, which was heard by the Court on December 7, 1998. On December 17, 1998, the Court entered an order granting the motion, with prejudice, as to the claims alleging violation of the Nevada anti-racketeering statute, granting the motion with leave to amend as to certain other allegations, and denying the remainder of the motion. Thereafter, on January 13, 1999, plaintiffs served a Second Amended Complaint.

                  Shortly thereafter, plaintiffs announced their intention to file a motion for reconsideration of the Court's December 17, 1998 order insofar as it had dismissed the Nevada anti-racketeering claims, on the ground that a December 30, 1998 decision of the Nevada Supreme Court in the action captioned Siragusa v. Brown constituted a change and/or material difference in the law relied on by the Court. Based on the Siragusa decision, the Company stipulated to a proposed order, subsequently entered by the Court, allowing plaintiffs to serve and file a Third Amended Complaint reinserting claims under the Nevada anti-racketeering statute.

                  On April 16, 1999, the Company filed another motion to dismiss the Nevada anti-racketeering claims, as well as to dismiss other claims that are based on a purported breach of warranty concerning the Company's income and revenues. That motion is set to be heard by the Court on May 24, 1999.

                  Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

                  The Company is also a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (the "WARN Act") and breach of contract.

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

                  On October 22, 1997, the New Jersey court entered its Findings of Fact and Conclusions of Law and Judgement Upon Liability Issues, which affirmed its prior holding denying WARN Act liability. The plaintiffs have appealed that decision to the Third Circuit Court of Appeals. The Third Circuit Court of Appeals subsequently affirmed the New Jersey Court's decision and no further appeal was filed. A second objection was filed on behalf of the Bondholders' Committee to the $800,000 proof of claim regarding the retroactive wage benefits. Because the New Jersey court had found the Company to be liable on these obligations together with Elsinore Shore Associates, the objection filed by the Bondholders' Committee did not dispute the allowability of the proof of claim to participate with the other unsecured creditors in the Company's bankruptcy proceedings. However, the Bondholders' Committee objected to the claim of priority status in the Company's proceedings. The Bondholders' Committee objected to the claim in its entirety in the Four Queens' bankruptcy proceeding. The Bankruptcy Court granted the objections and ruled that the proof of claim for retroactive wage benefits would be an allowed unsecured claim against the Company to be treated in Class 10 of the Plan with final determination of the actual amount of the claim to be made by the New Jersey District Court. The amount was subsequently determined by stipulation to be $675,000 inclusive of interest. The plaintiffs thereafter filed a motion for reconsideration regarding the Bankruptcy Court's order, which motion was ultimately denied. The final order was entered by the court in July 1997, and the plaintiffs appealed the order to the Ninth Circuit Bankruptcy Appellate Panel. The Ninth Circuit Bankruptcy Appellate Panel subsequently affirmed the Bankruptcy Court's order. The Appellate decision was not thereafter appealed to the Ninth Circuit Court of Appeals and is now final. As a result, the retroactive wage benefits claim are now being included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million and, therefore, will not have a material effect on the Company.

                  The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.           Exhibits and Reports

         (a)      Exhibits

     15.1         KPMG LLP Independent Auditor's Review Report

        27.1      Financial Data Schedule

         (b) No reports on Form 8-K were filed during this period.

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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                      By: /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Accounting Officer



Dated:  May 11, 1999

                                INDEX TO EXHIBITS

15.1              KPMG LLP Independent Auditor's Review Report

27.1              Financial Data Schedule