Form 10-Q
period 1999-06-30
ELSINORE CORP
filed 1999-08-13
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____________________ to ___________________

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

                                    YES  X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common               August 13, 1999                4,929,313

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                       For the Quarter Ended June 30, 1999



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                             PAGE
     Item 1.      Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                   4-5
                            June 30, 1999 and December 31, 1998

                           Condensed Consolidated Statements of Operations   6-7
                            for the Three Months Ended June 30, 1999 and
                            Three Months Ended June 30, 1998

                           Condensed Consolidated Statements of Operations   8-9
                            for the Six Months Ended June 30, 1999 and
                            Six Months Ended June 30, 1998

                           Condensed Consolidated Statement of Shareholders   10
                            Equity for the Six Months Ended June 30, 1999

                         Condensed Consolidated Statements of Cash Flows for  11
                            the Six Months Ended June 30, 1999 and
                            Six Months Ended June 30, 1998

                 Notes to Condensed Consolidated Financial Statements      12-17

     Item 2.     Management's Discussion and Analysis of                   17-31
                 Financial Condition and Results of
                 Operations

     Item 3.     Quantitative and Qualitative Disclosures                     31
                 About Market Risk




PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                        32-33

         Item 6.  Exhibits and Reports                                        34

 SIGNATURES                                                                   35

PART 1.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                                                 Elsinore Corporation and Subsidiaries
                                                 Condensed Consolidated Balance Sheets
                                                  June 30, 1999 and December 31, 1998
                                                        (Dollars in Thousands)


                                                                        (Unaudited)
                                                                          June 30,             December 31,
                                                                            1999                   1998
                                                                     -------------------     --------------------

                              Assets
Current Assets:
  Cash and cash equivalents                                                      $6,449                  $5,604
  Accounts receivable, less allowance for
    doubtful accounts of $233 and $219,
    respectively                                                                    508                     473
  Inventories                                                                       345                     445
  Prepaid expenses                                                                1,346                   1,153
                                                                     -------------------    --------------------
     Total current assets                                                         8,648                   7,675
                                                                     -------------------    --------------------

Property and equipment, net                                                      39,441                  40,218

Reorganization value in excess of amounts
    allocable to identifiable                                                       326                     350
assets

Other assets                                                                      1,548                   1,505
                                                                     -------------------    --------------------

    Total assets                                                                $49,963                 $49,748
                                                                     ===================    ====================






See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                           Condensed Consolidated Balance Sheets (continued)
                                                  June 30, 1999 and December 31, 1998
                                                        (Dollars in Thousands)

                                                                             (Unaudited)
                                                                              June 30,           December 31,
                                                                                1999                    1998
                                                                         --------------------    --------------------

Liabilities and Shareholders' Equity Current liabilities:
  Accounts payable                                                                      $851                    $792
  Accrued interest                                                                       984                   2,764
  Accrued expenses                                                                     5,446                   4,359
  Current portion of long-term debt                                                    1,932                   1,906
                                                                         --------------------    --------------------
     Total current liabilities                                                         9,213                   9,821
                                                                         --------------------    --------------------

Long-term debt, less current portion                                                  14,634                  15,548
                                                                         --------------------    --------------------
     Total liabilities                                                                23,847                  25,369
                                                                         --------------------    --------------------


Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock,
  no par value.  Authorized,  issued and
  outstanding 50,000,000 shares. Liquidation
  preference and accrued dividends of
  $18,810,000.                                                                        18,810                  18,270
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                                                        5                       5

Additional paid-in capital                                                             8,827                   9,367
Accumulated deficit                                                                   (1,526)                 (3,263)
                                                                         --------------------    --------------------
     Total shareholders' equity                                                       26,116                  24,379
                                                                         --------------------    --------------------

     Total liabilities and shareholders'
     equity                                                                          $49,963                 $49,748
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



                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                           (Dollars in Thousands, Except Per Share Amounts)

                                                                                    (Unaudited -
                                                                                     Not Covered
                                                                                         By
                                                                                    Accountants'
                                                     (Unaudited)                      Report)
                                                        Three                          Three
                                                       Months                          Months
                                                        Ended                          Ended
                                                      June 30,                        June 30,
                                                        1999                            1998
                                                 --------------------            -------------------
Revenues, net:
 Casino                                                      $10,139                         $9,554
 Hotel                                                         2,118                          2,138
 Food and beverage                                             2,356                          2,538
 Other                                                         1,052                            934
 Promotional allowances                                         (906)                        (1,387)
                                                 --------------------            -------------------
   Total revenues, net                                        14,759                         13,777
                                                 --------------------            -------------------
Costs and expenses:
 Casino                                                        3,634                          3,524
 Hotel                                                         2,231                          1,985
 Food and beverage                                             1,543                          1,538
 Taxes and licenses                                            1,508                          1,489
 Selling, general and
    administrative                                             2,671                          2,729
 Rents                                                         1,003                            948
 Depreciation and
    amortization                                                 793                            563
 Interest                                                        498                          1,274
 Merger costs                                                    296                             97
                                                 --------------------            -------------------
    Total costs and
    expenses                                                  14,177                         14,147
                                                 --------------------            -------------------
Net income (loss) before
 provision for income taxes                                      582                           (370)

  Provision for income taxes                                      20                              -
                                                 --------------------            -------------------

Net income (loss) before
 undeclared dividends on
 cumulative preferred stock                                      562                           (370)

  Undeclared dividends on
   cumulative preferred stock                                    270                              -
                                                 --------------------            -------------------

Net income (loss) applicable
 to common shares                                               $292                          $(370)
                                                 ====================            ===================



                                                 Elsinore Corporation and Subsidiaries
                                      Condensed Consolidated Statements of Operations (continued)
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                                         (Unaudited -
                                                                                         Not Covered
                                                                                             By
                                                                                         Accountant's
                                                       (Unaudited)                          Report)
                                                          Three                               Three
                                                         Months                               Months
                                                          Ended                               Ended
                                                        June 30,                             June 30,
                                                          1999                                 1998
                                                 ------------------------              ---------------------

Basic and diluted income (loss) per share:

Basic income (loss) per share                                       $.06                              ($.08)
                                                 ========================              =====================

Weighted average number of
   common shares
   outstanding                                                 4,929,313                          4,929,313
                                                 ========================              =====================

Diluted income per share                                            $.01                                  -
                                                 ========================              =====================

Weighted average number of
   common and common
   equivalent shares
   outstanding                                                98,000,000                                  -
                                                 ========================              =====================


                                See accompanying notes to condensed consolidated
financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                                    (Unaudited -
                                                                                     Not Covered
                                                                                        By
                                                                                    Accountants'
                                                     (Unaudited)                        Report)
                                                         Six                             Six
                                                       Months                           Months
                                                        Ended                            Ended
                                                      June 30,                         June 30,
                                                        1999                             1998
                                                 --------------------             --------------------
Revenues, net:
 Casino                                                      $20,718                          $19,789
 Hotel                                                         4,518                            4,513
 Food and beverage                                             4,943                            5,195
 Other                                                         1,801                            1,499
 Promotional allowances                                       (2,036)                          (2,966)
                                                 --------------------             --------------------
   Total revenues, net                                        29,944                           28,030
Costs and expenses:
 Casino                                                        6,996                            7,547
 Hotel                                                         4,350                            3,801
 Food and beverage                                             3,385                            2,984
 Taxes and licenses                                            3,097                            3,042
 Selling, general and
    administrative                                             5,352                            5,396
 Rents                                                         1,976                            1,912
 Depreciation and
    amortization                                               1,614                            1,130
 Interest                                                      1,004                            2,606
 Merger costs                                                    393                              252
                                                 --------------------             --------------------
    Total costs and
       expenses                                               28,167                           28,670
                                                 --------------------             --------------------
Net income (loss) before
 provision for income taxes                                    1,777                             (640)

  Provision for income taxes                                      40                                -
                                                 --------------------             --------------------

Net income (loss) before
 undeclared dividends on
 cumulative preferred stock                                    1,737                             (640)

  Undeclared dividends on
   cumulative preferred stock                                    540                                -
                                                 --------------------             --------------------

Net income (loss) applicable
 to common shares                                             $1,197                            $(640)
                                                 ====================             ====================



                                                 Elsinore Corporation and Subsidiaries
                                      Condensed Consolidated Statements of Operations (continued)
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                                          (Unaudited -
                                                                                          Not Covered
                                                                                               By
                                                                                          Accountants'
                                                       (Unaudited)                           Report)
                                                           Six                                 Six
                                                         Months                               Months
                                                          Ended                               Ended
                                                        June 30,                             June 30,
                                                          1999                                 1998
                                                 ------------------------              ---------------------

Basic and diluted income (loss) per share:

Basic income (loss) per share                                       $.24                              ($.13)
                                                 ========================              =====================

Weighted average number of
   common shares
   outstanding                                                 4,929,313                          4,929,313
                                                 ========================              =====================

Diluted income per share
                                                                    $.02                                  -
                                                 ========================              =====================

Weighted average number of
   common and common
   equivalent shares
   outstanding                                                98,000,000                                  -
                                                 ========================              =====================



See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Statements of Shareholders' Equity
                                                    Six Months Ended June 30, 1999
                                                        (Dollars in thousands)
                                                              (Unaudited)


                             Common Stock          Preferred Stock
                      ---------------------------------------------------------

                            Out-                        Out-                     Additional                            Total
                          Standing                    Standing                 Paid-In-Capital    Accumulated      Shareholders'
                           Shares        Amount        Shares        Amount                         Deficit            Equity
                      --------------------------------------------------------------------------------------------------------------


Balance, January 1,
 1999                        4,929,313         $5      50,000,000     $18,270           $9,367          ($3,263)            $24,379

Net income                                                                                                1,737               1,737

Undeclared preferred
stock dividends                                                           540             (540)                                   -
                      --------------------------------------------------------------------------------------------------------------

Balance June 30,
 1999                        4,929,313         $5      50,000,000     $18,810           $8,827          ($1,526)            $26,116
                      ==============================================================================================================




See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                        (Dollars in Thousands)

                                                                                    (Unaudited -
                                                                                     Not Covered
                                                                                        By
                                                                                    Accountants'
                                                   (Unaudited)                        Report)
                                                    Six Months                        Six Months
                                                      Ended                            Ended
                                                     June 30,                         June 30,
                                                       1999                             1998
                                              -----------------------            ----------------------
Cash flows from operating activities:
 Net income (loss)                                            $1,737                             ($640)
 Adjustments to reconcile
   net income (loss) to net
   cash provided by (used
   in) operating activities:
 Depreciation and
   amortization                                                1,614                             1,130
 Changes in assets and
   Liabilities:
   Accounts receivable                                           (35)                              131
   Inventories                                                   100                                44
   Prepaid expenses                                             (193)                              (42)
   Other assets                                                  (19)                             (443)
   Accounts payable                                               59                              (402)
   Accrued expenses                                            1,087                              (134)
   Accrued interest                                           (1,780)                               23
                                              -----------------------           -----------------------
 Net cash provided by (used
   in) operating activities                                   $2,570                             ($333)
                                              -----------------------           -----------------------

Cash flows used in investing activities:
   Capital expenditures                                         (750)                           (1,181)
                                              -----------------------           -----------------------

Cash flows from financing activities:
 Principal payments on
   long-term debt                                               (975)                             (706)
                                              -----------------------           -----------------------
Net cash used in financing
  activities                                                    (975)                             (706)
                                              -----------------------           -----------------------

Net increase (decrease) in
  cash and cash equivalents                                      845                            (2,220)

Cash and cash equivalents at
 beginning of period                                           5,604                             6,822
                                              -----------------------           -----------------------
Cash and cash equivalents at
 end of period                                                $6,449                            $4,602
                                              =======================           =======================

See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       Summary of Significant Accounting Policies

(a)       Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b) Basis of Presentation

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

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three months ended June 30, 1999 and June 30, 1998, the six months ended June 30, 1999 and June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1999. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.

(c)      Reclassifications

Certain  1998  amounts  have  been   reclassified   to  conform  with  the  1999
presentation.  These reclassifications had no effect on the Company's net income
(loss).

(d)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results may differ from those estimates.

(e)      Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not yet determined the impact that this statement could have on the consolidated financial statements.

(f)      Net Income (Loss) Per Common Share

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common shares equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the three-month and six-month periods ended June 30, 1999 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods. Since the Company incurred a net loss during the three-month and six-month periods ended June 30, 1998, diluted per share calculations are based on the average shares outstanding during these periods. Accordingly, the effect of the warrants outstanding of 1,125,000 shares at June 30, 1998 was not included in diluted net loss per share calculations.

                                                                                    Three Months Ended
                                                                                       June 30, 1999
                                                               --------------------------------------------------------------
                                                                         Income             Shares                 Per Share
                                                                                                                    Amounts
Basic EPS:
  Net income available to common
  shareholders                                                          $292,000              4,929,313                $0.06
Effect of Dilutive Securities:
  Convertible preferred stock                                            270,000             93,000,000                (0.05)
  Common stock required to be issued to creditors                              -                 70,687                    -
Diluted EPS:
                                                               --------------------------------------------------------------
  Net income available to common
  shareholders plus assumed conversions                                 $562,000             98,000,000                $0.01
                                                               ==============================================================


                                                                                     Six Months Ended
                                                                                       June 30, 1999
                                                               --------------------------------------------------------------
                                                               Income             Shares                 Per Share
                                                                                                         Amounts
Basic EPS:
  Net income available to common
  shareholders                                                        $1,197,000              4,929,313                $0.24
Effect of Dilutive Securities:
  Convertible preferred stock                                            540,000             93,000,000                (0.22)
  Common stock required to be issued to creditors                              -                 70,687                    -
Diluted EPS:
                                                               --------------------------------------------------------------
  Net income available to common
  shareholders plus assumed conversions                               $1,737,000             98,000,000                $0.02
                                                               ==============================================================



2. Supplemental Disclosure of Cash Flow Information

                                                                                     Six Months                   Six Months
                                                                                        Ended                        Ended
                                                                                      June 30,                     June 30,
                                                                                         1999                        1998
                                                                                  ------------------          --------------------
                                                                                     (Dollars in                  (Dollars in
                                                                                     thousands)                   thousands)
Non-cash investing and financing activities:
  Equipment purchased with capital lease financing                                              $87                        $1,444

Cash activities:
  Cash paid for interest                                                                     $2,783                        $2,648
  Cash paid for income taxes                                                                     54                             -

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

The Company has a one-sixth ownership share of Fremont Street Experience, LLC. The Company is liable for a proportionate share of the project's operating expenses.

The Company is also a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial statements of the Company, taken as a whole.

On March 25, 1999, a Final Decree and Order was entered closing the Chapter 11 cases for Elsinore Corporation, Elsub Management Corporation, Palm Springs East, LP, and Four Queens, Inc.

Pursuant to the Plan of Reorganization, that became effective following the close of business on February 28, 1997, the Company is presently required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

     Unsecured Creditors of Four Queens, Inc.     50,491
     Unsecured Creditors of Elsinore Corporation  20,196
                                                  -------
            Total                                 70,687
                                                  =======
The Company expects to satisfy, during the third quarter of 1999, its current obligation to issue these shares.

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

On March 20, 1998, the Company was notified by R&E, through Mr. Allen Paulson ("Paulson"), that it was the Company's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by the Company of the Merger Agreement, violations of law and misrepresentations by the manager of certain investment accounts that hold 94.3% of the Company's outstanding Common Stock in connection with an option and voting agreement relating to the Company's stock which that manager entered into with R&E in connection with the merger, and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger.

Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). The lawsuit was filed in the United States District Court for the Central District of California. The complaint has been amended several times, partially as a result of various motion proceedings. The allegations against the Company include breach of the Merger Agreement, as well as fraud and various violations of the federal securities laws. The Court has dismissed without prejudice all claims alleging violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and
(iv) rescission of the Merger Agreement and other relief. Discovery is now proceeding. No trial date has been set.

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

Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have an aggregate liquidation preference, including all accrued or declared but unpaid dividends, of $18,810,000 and are convertible into 93,000,000 shares of the Company's Common Stock.

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

The following tables set forth certain operating information for the Company for the three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.




                                                               Three Months Ended                       Three Months Ended
                                                                 June 30, 1999                            June 30, 1998
                                                                -------------                            -------------
                                                          (Dollars in                            (Dollars in
                                                            thousands)           %                thousands)              %
                                                          ------------        --------           ------------           -------
Revenues, net:
   Casino                                                     $10,139           68.7%                 $9,554              69.3%
   Hotel                                                        2,118           14.4%                  2,138              15.5%
   Food and beverage                                            2,356           16.0%                  2,538              18.4%
   Other                                                        1,052            7.1%                    934               6.8%
                                                          ------------        --------           ------------           -------
     Gross revenue                                             15,665          106.1%                 15,164             110.1%
   Less promotional allowances                                   (906)          (6.1%)                (1,387)            (10.1%)
                                                          ------------        --------           ------------           -------
     Revenues, net                                             14,759          100.0%                 13,777             100.0%
                                                          ------------        --------           ------------           -------

Costs and expenses:
   Casino                                                       3,634           35.8%                  3,524              36.9%
   Hotel                                                        2,231          105.3%                  1,985              92.8%
   Food and beverage                                            1,543           65.5%                  1,538              60.6%
   Taxes and licenses                                           1,508           10.2%                  1,489              10.8%
   Selling, general and
    administrative                                              2,671           18.1%                  2,729              19.8%
   Rents                                                        1,003            6.8%                    948               6.9%
   Merger costs                                                   296            2.0%                     97                .7%
   Depreciation and
    amortization                                                  793            5.4%                    563               4.1%
   Interest                                                       496            3.4%                  1,274               9.2%
                                                          ------------        --------           ------------           -------
     Total costs and expenses                                  14,177           96.1%                 14,147             102.7%
                                                          ------------        --------           ------------           -------
   Net income (loss) before
    provision for income taxes                                    582            3.9%                   (370)            (2.7%)

    Provision for income taxes                                     20             .1%                      -                  -
                                                          ------------        --------           ------------           -------
   Net income (loss) before
    undeclared dividends on                                       562            3.8%                   (370)             (2.7%)
    cumulative preferred stock

    Undeclared dividends on
    cumulative preferred stock                                    270            1.8%                      -                  -

   Net income (loss) applicable                           ------------        --------           ------------           -------
    to common shares                                             $292            2.0%                  ($370)             (2.7%)
                                                          ------------        --------           ------------           -------





                                                           Three Months Ended                 Three Months Ended
                                                              June 30, 1999                      June 30, 1998
                                                    ---------------------------------- ----------------------------------
                                                            (Dollars in                        (Dollars in
                                                            thousands)            %            thousands)            %
                                                    ------------------ --------------- ------------------ ---------------
Other Data:
Net income (loss) applicable
  to common shares                                               $292            2.0%              ($370)          (2.7%)
 Interest                                                         498            3.4%              1,274            9.2%
 Provision for income taxes                                        20             .1%                  -               -
 Depreciation and amortization                                    793            5.4%                563            4.1%
 Rents                                                          1,003            6.8%                948            6.9%
 Merger costs                                                     296            2.0%                 97             .7%
 Undeclared dividends                                             270            1.8%                  -               -
                                                    ------------------ --------------- ------------------ ---------------

Earnings before interest,
  taxes, depreciation,
  amortization, rents,
  merger costs, and undeclared
  dividends ("EBITDA")                                         $3,172           21.5%             $2,512           18.2%
                                                    ================= =============== =================== ===============

EBITDA consists of earnings before interest, taxes, depreciation, amortization, rents, merger costs, and undeclared dividends. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.




                                                                 Six Months Ended                         Six Months Ended
                                                                  June 30, 1999                            June 30, 1998
                                                                  -------------                            -------------
                                                           (Dollars in                            (Dollars in
                                                            thousands)          %                  thousands)              %
                                                           -----------       --------             -----------          --------
Revenues, net:
   Casino                                                     $20,718           69.2%                $19,789              70.6%
   Hotel                                                        4,518           15.1%                  4,513              16.1%
   Food and beverage                                            4,943           16.5%                  5,195              18.5%
   Other                                                        1,801            6.0%                  1,499               5.3%
     Gross revenue                                             31,980          106.8%                 30,996             110.6%
   Less promotional allowances                                 (2,036)          (6.8%)                (2,966)            (10.6%)
     Revenues, net                                             29,944          100.0%                 28,030             100.0%

Costs and expenses:
   Casino                                                       6,996           33.8%                  7,547              38.1%
   Hotel                                                        4,350           96.3%                  3,801              84.2%
   Food and beverage                                            3,385           68.5%                  2,984              57.4%
   Taxes and licenses                                           3,097           10.3%                  3,042              10.9%
   Selling, general and
    administrative                                              5,352           17.9%                  5,396              19.3%
   Rents                                                        1,976            6.6%                  1,912               6.8%
   Merger costs                                                   393            1.3%                    252                .9%
   Depreciation and
    amortization                                                1,614            5.4%                  1,130               4.0%
   Interest                                                     1,004            3.4%                  2,606               9.3%
                                                           -----------       --------             -----------          --------
     Total costs and expenses                                  28,207           94.1%                 28,670             102.3%
                                                           -----------       --------             -----------          --------
   Net income (loss) before
    provision for income taxes                                  1,777            5.9%                   (640)             (2.3%)

    Provision for income taxes                                     40             .1%                      -                  -
                                                           -----------       --------             -----------          --------
   Net income (loss) before
    undeclared dividends on
    cumulative preferred stock                                  1,737            5.8%                   (640)             (2.3%)

    Undeclared dividends on
    cumulative preferred stock                                    540            1.8%                      -                  -

   Net income (loss) applicable
                                                           -----------       --------             -----------          --------
    to common shares                                           $1,197            4.0%                  ($640)             (2.3%)
                                                           -----------       --------             -----------          --------




                                                            Six Months Ended                   Six Months Ended
                                                              June 30, 1999                      June 30, 1998
                                                    ---------------------------------- ----------------------------------
                                                           (Dollars in                        (Dollars in
                                                           thousands)            %            thousands)            %
                                                    ------------------ --------------- ------------------ ---------------
Other Data:
Net income (loss) applicable
  to common shares                                              1,197            4.0%              ($640)          (2.3%)
 Interest                                                       1,004            3.4%              2,606            9.3%
 Provision for income taxes                                        40             .1%                  -               -
 Depreciation and amortization                                  1,614            5.4%              1,130            4.0%
 Rents                                                          1,976            6.6%              1,912            6.8%
 Merger costs                                                     393            1.3%                252             .9%
 Undeclared dividends                                             540            1.8%                  -               -
                                                    ------------------ --------------- ------------------ ---------------

Earnings before interest,
  taxes, depreciation,
  amortization, rents,
  merger costs, and undeclared
  dividends (EBITDA)                                           $6,764           22.6%             $5,260           18.8%
                                                    ================== ============== ================== ===============
Cash flows provided by (used
   in) operating activities                                    $2,570                              ($333)
                                                    ==================                ==================
Cash flows used in investing
   activities                                                   ($750)                           ($1,181)
                                                    ==================                ==================
Cash flows used in financing
   activities                                                   ($975)                             ($706)
                                                    ==================                ==================

                    THREE MONTHS ENDED JUNE 30, 1999 COMPARED
                       TO THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $982,000, or 7.1%, from $13,777,000 for the three months ended June 30, 1998, to $14,759,000 for the three months ended June 30, 1999, due primarily to an increase in casino revenues, resulting from an increase in net slot revenues and "other" revenues, as discussed below, and management's significant reduction of promotional allowances for casino and slot marketing promotions pursuant to the revised policy on complimentary benefits.

Casino revenues increased by approximately $585,000, or 6.1%, from $9,554,000 during the 1998 period to $10,139,000 during the 1999 period due primarily to a $494,000, or 6.8%, increase in slot machine revenue and a $255,000, or 53.8%, increase in slot promotion revenue, partially offset by a $134,000, or 8.4%, decrease in table games revenue and a $25,000, or 14.0%, decrease in keno revenue. The increase in slot machine revenue is attributable primarily to an increase in hold percentage of .5% offset by a decrease in slot coin-in of $2,478,000, or 1.9%. Management continues to acquire state-of-the-art slot equipment. The increase in slot promotion revenue is attributed to an increase in promotional headcounts of 140 per day, or 53.6%. The decrease in table games and keno revenue is primarily attributable to a decrease in table games drop of $1,591,000, or 13.0%, offset partially by the affect of an increase in win percentage of .7%, and a decrease in keno drop of $64,000, or 11.3%. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

Hotel revenues decreased by approximately $20,000, or .9%, from $2,138,000 during the 1998 period to $2,118,000 during the 1999 period due primarily to a decrease in room revenue resulting from the reduction in casino and slot marketing promotions, partially offset by an increase in the cash room occupancy, resulting in part, from increased marketing to attract walk-in traffic.

Food and beverage revenues decreased approximately $182,000, or 7.2%, from $2,538,000 during the 1998 period to $2,356,000 during the 1999 period primarily due to a decrease in complimentary revenues resulting from the reduction in casino and slot marketing promotions, which was partially offset by an increase in cash revenue as a result of increased covers.

Other revenues increased by approximately $118,000, or 12.6%, from $934,000 during the 1998 period to $1,052,000 during the 1999 period, due to payments received under a 1997 settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $481,000, or 34.7%, from $1,387,000 during the 1998 period to $906,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) increased by approximately $380,000, or 4.5%, from $8,536,000 for the 1998 period to $8,916,000 for the 1999 period.

Casino expenses increased $110,000, or 3.1%, from $3,524,000 during the 1998 period to $3,634,000 during the 1999 period, due primarily to an increase in slot promotion expense, as a result of a corresponding increase in slot promotion revenue, partially offset by a decrease in the cost of complimentary rooms, food and beverages reflected as a casino expense, resulting from management's reduction of promotional allowances for casino and slot marketing promotions. Casino expenses as a percentage of revenue decreased from 36.9% to 35.8% due primarily to a decrease in casino expenses and an increase in casino revenues.

Hotel expenses increased by approximately $246,000, or 12.4% from $1,985,000 during the 1998 period to $2,231,000 during the 1999 period, and expenses as a percentage of revenues increased from 92.8% to 105.3%, primarily due to an increase in utilities, repairs, and maintenance costs, and a decrease in the cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Food and beverage costs and expenses increased by approximately $5,000, or .3%, from $1,538,000 during the 1998 period to $1,543,000 during the 1999 period. Expenses as a percentage of revenues increased from 60.6% to 65.5%.

Taxes and licenses increased $19,000, or 1.3%, from $1,489,000 in the 1998 period to $1,508,000 in the 1999 period.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $58,000, or 2.1%, from $2,729,000 during the 1998 period to $2,671,000 during the 1999 period due primarily to a reduction in promotional expenses, and as a percentage of total net revenues, expenses decreased from 19.8% to 18.1%.

EBITDA

EBITDA, as defined, increased by approximately $660,000, or 26.3%, from $2,512,000 during the 1998 period to $3,172,000 during the 1999 period. The increase was primarily due to an increase in revenues and decrease in costs associated with promotional allowances as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $55,000, or 5.8%, due to corresponding annual Consumer Price Index ("CPI") increases for land lease agreements.

During the second quarter of 1999, the Company incurred approximately $296,000 in merger and acquisition costs related to the litigation of the Merger Agreement.

Depreciation and amortization increased by approximately $230,000, or 40.9% from $563,000 during the 1998 period to $793,000 during the 1999 period, primarily due to the acquisition of new slot equipment.

Interest expense decreased by approximately $776,000, or 60.90% from $1,274,000 during the 1998 period to $498,000 for the 1999 period, due to recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources.

NET INCOME (LOSS) BEFORE INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 1999 period of $582,000 compared to a net loss of $370,000 in the 1998 period, an improvement of $952,000 or 257.3%.


                     SIX MONTHS ENDED JUNE 30, 1999 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $1,914,000, or 6.8%, from $28,030,000 for the six months ended June 30, 1998, to $29,944,000 for the six months ended June 30, 1999, due primarily to an increase in casino revenues, resulting from an increase in net slot revenues and "other" revenues, as discussed below, and management's significant reduction of promotional allowances for casino and slot marketing promotions pursuant to the revised policy on complimentary benefits.

Casino revenues increased by approximately $929,000, or 4.7%, from $19,789,000 during the 1998 period to $20,718,000 during the 1999 period due primarily to a $958,000, or 6.6%, increase in slot machine revenue and a $510,000, or 54.8%, increase in slot promotion revenue, partially offset by a $313,000, or 8.4%, decrease in table games revenue and a $16,000, or 4.4%, decrease in keno revenue. The increase in slot machine revenue is attributable primarily to an increase in slot coin-in of $1,020,000, or .4%, and an increase in hold percentage of .4%, due in part to the opening of the Nickel Palace in March 1998, which targets "nickel customers" with an additional 110 nickel machines, and the continued acquisition of state-of-the-art slot equipment. Slot promotion revenue increase due to an increase in participant headcounts of 141 per day, or 63.4%. Table games drop decreased $3,907,000, or 14.2%, which was partially offset by the effect of an increase in the win percentage of .9%. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

Hotel revenues increased by approximately $5,000, or .1%, from $4,513,000 during the 1998 period to $4,518,000 during the 1999 period due primarily to an increase in the cash occupancy, resulting in part, from increased marketing to attract walk-in traffic, partially offset by a decrease in complimentary revenue resulting from the reduction in casino and slot marketing promotions.

Food and beverage revenues decreased approximately $252,000, or 4.9%, from $5,195,000 during the 1998 period to $4,943,000 during the 1999 period primarily due to a decrease in complimentary revenues resulting from the reduction in casino and slot marketing promotions, which was partially offset by an increase in cash revenue as a result of increase cash covers.

Other revenues increased by approximately $302,000, or 20.1%, from $1,499,000 during the 1998 period to $1,801,000 during the 1999 period, due to payments received under a 1997 settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $930,000, or 31.4%, from $2,966,000 during the 1998 period to $2,036,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments (including taxes and licenses) increased by approximately $454,000, or 2.6%, from $17,374,000 for the 1998 period to $17,828,000 for the 1999 period.

Casino expenses decreased $551,000, or 7.3%, from $7,547,000 during the 1998 period to $6,996,000 during the 1999 period, due primarily to a decrease in the cost of complimentary rooms, food and beverages reflected as a casino expense, resulting from management's reduction of promotional allowances for casino and slot marketing promotions. Casino expenses as a percentage of revenue decreased from 38.1% to 33.8% due primarily to a decrease in casino expenses offset by an increase in casino revenues.

Hotel expenses increased by approximately $549,000, or 14.4% from $3,801,000 during the 1998 period to $4,350,000 during the 1999 period, and expenses as a percentage of revenues increased from 84.2% to 96.3%, primarily due to an increase in utilities, repairs, and maintenance costs, and a decrease in the cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Food and beverage costs and expenses increased by approximately $401,000, or 13.4%, from $2,984,000 during the 1998 period to $3,385,000 during the 1999 period. Expenses as a percentage of revenues increased from 57.4% to 68.5% primarily as a result of the decrease in the cost of complimentary food and beverage reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Taxes and licenses increased $55,000, or 1.8%, from $3,042,000 in the 1998 period to $3,097,000 in the 1999 period due primarily to a corresponding increase in slot revenue.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $44,000, or .8%, from $5,396,000 during the 1998 period to $5,352,000 during the 1999 period, and as a percentage of total net revenues, expenses decreased from 19.3% to 17.9%.

EBITDA

EBITDA, as defined, increased by approximately $1,504,000, or 28.6%, from $5,260,000 during the 1998 period to $6,764,000 during the 1999 period. The increase was due to an increase in revenues and decrease in costs associated with promotional allowances as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $64,000 due to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $484,000, or 42.8% from $1,130,000 during the 1998 period to $1,614,000 during the 1999 period, primarily due to the acquisition of new slot equipment.

Interest expense decreased by approximately $1,602,000, or 61.5% from $2,606,000 during the 1998 period to $1,004,000 for the 1999 period, due to recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources.

During the first six months of 1999, the Company incurred approximately $393,000 in merger and acquisition costs related to the litigation of the Merger Agreement.

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 1999 period of $1,777,000 compared to a net loss of $640,000 in the 1998 period, an improvement of $2,417,000 or 377.7%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $6.4 million at June 30, 1999, as compared with approximately $5.6 million at December 31, 1998, an increase of $800,000.

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

Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of Second Mortgage Notes held by the MWV Accounts. The 50,000,000 shares of Series A Cumulative Convertible Preferred Stock have an aggregate liquidation preference of $18,000,000 and are convertible, at the option of the holder at any time, into 93,000,000 shares of the Company's Common Stock.

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

For the first six months of 1999, the Company's net cash provided by operating activities was $2,570,000 compared to $333,000 cash used in the first six months of 1998. This increase was primarily due to an increase in net income and a decrease in accrued expenses, offset by a decrease in prepaid expenses and increases in depreciation and accrued interest. EBITDA for the first six months of 1999 and 1998 was $5.3 million and $6.8 million, respectively. The repayment of the First Mortgage Notes and of the Second Mortgage Notes, the surrender of $18,000,000 of the original principal amount of Second Mortgage Notes held by the MWV Accounts, and the issuance of the New Notes in exchange for the remaining Second Mortgage Notes held by the MWV Accounts has significantly lowered the Company's debt service requirements.

Scheduled interest payments on the New Notes and other indebtedness are $2.0 million in 1999, declining to $1.3 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $3.5 million for 1999, including an arrangement to finance slot machine purchases of $1 million in 1999. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

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

The note agreement executed in connection with issuance of New Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth. Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. As of the reference period ended June 30, 1999 the Ratio was 2.78 to 1.00 and as such the Company was in compliance.

Payment was due on the 13.5% Second Mortgage Notes due 2001 on August 31, 1998. This payment was waived until December 31, 1999. Payment was made on January 5, 1999 for $1.0 million, on February 26, 1999 for $250,000, and on June 30, 1999 for $250,000. Payment is scheduled in the amount of $290,000 in December 1999.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Management budgeted approximately $3.6 million capital expenditures in 1999. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the six-month period ended June 30, 1999 included capital expenditures of $750,000. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next nine months.

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

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations and are expected to be funded out of working capital. As of June 30, 1999, the Company has incurred costs of approximately $320,000 (primarily for acquisition of new systems from third parties and internal labor) related to the system applications and anticipates spending an additional $25,000 to become Year 2000 compliant, which represents substantially all of the Company's IT budget for 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that such estimates will be accurate and actual results could differ materially.

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

Planning  for  the  Year  2000  Problem,   including  contingency  planning,  is
significantly complete and will be revised, if necessary.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not yet determined the impact that this statement could have on the consolidated financial statements.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At June 30, 1999 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at June 30, 1999. The Company is not exposed to market risk from a change in interest rates as the Company's debt is financed at fixed interest rates.

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

                  Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). The lawsuit was filed in the United States District Court for the Central District of California. The complaint has been amended several times, partially as a result of various motion proceedings. The allegations against the Company include breach of the Merger Agreement, as well as fraud, various violations of the federal securities laws. The Court has dismissed without prejudice all claims alleging violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the
                  Merger Agreement and other relief. Discovery is now proceeding. No trial date has been set.

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

                  On March 25, 1999, a Final Decree and Order was entered closing the Chapter 11 cases for Elsinore Corporation, Elsub Management Corporation, Palm Springs East, LP, and Four Queens, Inc.

                  Pursuant to the Plan of Reorganization, that became effective following the close of business on February 28, 1997, the Company is presently required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

                       Unsecured Creditors of Four Queens, Inc.     50,491
                       Unsecured Creditors of Elsinore Corporation  20,196
                                                                    -------
                              Total                                 70,687
                                                                    =======

                  The Company expects to satisfy, during the third quarter of 1999, its current obligation to issue these shares.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

        15.1      Deloitte & Touche LLP Independent Accountants' Review Report

        27.1      Financial Data Schedule

          (b)         Form 8-K's filed during this quarter

                  (1) Current report on Form 8-K filed June 30, 1999, relating to the Company's change in accountants.

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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                      By: /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Accounting Officer



Dated:  August 13, 1999

                                INDEX TO EXHIBITS

15.1              Deloitte & Touche LLP Independent Accountants' Review Report

27.1              Financial Data Schedule

                                                             EXHIBIT 15.1

INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Elsinore Corporation and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1999, and condensed consolidated statements of shareholders' equity and of cash flows for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The condensed interim financial statements for the three-month and six-month periods ended June 30, 1998 were reviewed by other accountants whose report dated August 12, 1998, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Las Vegas, Nevada
August 5, 1999