Form 10-Q
period 1999-09-30
ELSINORE CORP
filed 1999-11-15
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from to ___________________

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

                                    YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                    OUTSTANDING
          Common               November 12, 1999              4,929,313

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 1999



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                          PAGE
     Item 1. Unaudited Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at                     4-5
             September 30, 1999 and December 31, 1998

             Condensed Consolidated Statements of Operations              6-7
             for the Three Months Ended September 30, 1999 and
             Three Months Ended September 30, 1998

             Condensed Consolidated Statements of Operations              8-9
             for the Nine Months Ended September 30, 1999 and
             Nine Months Ended September 30, 1998

             Condensed Consolidated Statement of Shareholders'             10
             Equity for the Nine Months Ended September 30, 1999

             Condensed Consolidated Statements of Cash Flows for           11
             the Nine Months Ended September 30, 1999 and
             Nine Months Ended September 30, 1998

             Notes to Condensed Consolidated Financial Statements        12-17

     Item 2. Management's Discussion and Analysis of                     17-31
             Financial Condition and Results of
             Operations

     Item 3. Quantitative and Qualitative Disclosures                       31
             About Market Risk




PART II. OTHER INFORMATION:
    Item 1.  Legal Proceedings                                           32-33

    Item 6.  Exhibits and Reports                                           34

 SIGNATURES                                                                 35

PART 1.  FINANCIAL INFORMATION
    Item 1.  Condensed Consolidated Financial Statements

                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                             (Dollars in Thousands)


                                           (Unaudited)
                                           September 30,           December 31,
                                               1999                   1998
                                        ------------------    ------------------

                              Assets
Current Assets:
  Cash and cash equivalents                       $4,144                 $5,604
  Accounts receivable, less allowance for
  doubtful accounts of $225 and $219,
  respectively                                       473                    473
  Inventories                                        337                    445
  Prepaid expenses                                 1,319                  1,153
                                       ------------------    ------------------
     Total current assets                          6,273                  7,675
                                       ------------------    ------------------

Property and equipment, net                       40,009                 40,218

Reorganization value in excess of amounts
    allocable to identifiable assets                 320                    350


Other assets                                       1,610                  1,505
                                       ------------------    ------------------

    Total assets                                 $48,212                $49,748
                                       ==================    ==================




See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                    September 30, 1999 and December 31, 1998
                             (Dollars in Thousands)

                                           (Unaudited)
                                           September 30,           December 31,
                                              1999                     1998
                                       -------------------   ------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $913                     $792
  Accrued interest                                 322                    2,764
  Accrued expenses                               5,179                    4,359
  Current portion of long-term debt              1,926                    1,906
                                       -------------------   ------------------
     Total current liabilities                   8,340                    9,821
                                       -------------------   ------------------

Long-term debt, less current portion            14,470                   15,548
                                       -------------------   ------------------
     Total liabilities                          22,810                   25,369
                                       -------------------   ------------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $19,080
  and $18,270 at September 30, 1999 and 1998,
  respectively.                                 19,080                   18,270

Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                  5                        5

Additional paid-in capital                       8,557                    9,367
Accumulated deficit                             (2,240)                  (3,263)
                                      -------------------    ------------------
     Total shareholders' equity                 25,402                   24,379
                                      -------------------    ------------------

     Total liabilities and shareholders'
     equity                                    $48,212                  $49,748
                                      ===================    ==================






See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, Except Per Share Amounts)


                                                                 (Unaudited -
                                                                Not Covered By
                                                                  Accountants'
                                 (Unaudited)                       Report)
                                    Three                           Three
                                    Months                          Months
                                    Ended                           Ended
                                  September 30,                   September 30,
                                     1999                            1998
                             -------------------           --------------------
Revenues, net:
 Casino                             $9,672                         $10,020
 Hotel                               1,789                           1,996
 Food and beverage                   2,204                           2,202
 Other                                 475                             611
 Promotional allowances               (628)                         (1,203)
                             -------------------           --------------------
   Total revenues, net              13,512                          13,626
                             -------------------           --------------------
Costs and expenses:
 Casino                              3,608                           3,536
 Hotel                               2,250                           2,026
 Food and beverage                   1,755                           1,486
 Taxes and licenses                  1,338                           1,450
 Selling, general and
   administrative                    2,578                           3,177
 Rents                                 994                             998
 Depreciation and
    amortization                       804                             837
 Interest                              470                           1,260
 Merger and litigation costs           382                              11
                             -------------------           --------------------
 Total costs and
     expenses                       14,179                          14,831
                             -------------------           --------------------
Net loss before
 extraordinary item and
 provision for income taxes           (667)                         (1,205)

Extraordinary item                       -                              77
Benefit for income taxes               (18)                              -
                             -------------------           --------------------

Net loss before
 undeclared dividends on
 cumulative preferred stock           (649)                         (1,282)

Undeclared dividends on
 cumulative preferred stock            270                               -
                             -------------------           --------------------

Net loss applicable
 to common shares                    $(919)                        $(1,282)
                             ===================           ====================




                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                   (Unaudited -
                                                                 Not Covered By
                                                           Accountant's Report)
                               (Unaudited)
                                 Three                               Three
                                 Months                               Months
                                 Ended                               Ended
                             September 30,                       September 30,
                                 1999                                 1998
                         ---------------------             --------------------

Basic and diluted loss per share:

Basic loss per share             $(.19)                             ($.26)
                         =====================             ====================

Weighted average number of
 common shares outstanding     4,929,313                          4,929,313
                         =====================             ====================




     See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, Except Per Share Amounts)



                                                               (Unaudited -
                                                              Not Covered By
                                                           Accountants' Report)
                                 (Unaudited)
                                    Nine                             Nine
                                   Months                           Months
                                    Ended                            Ended
                                September 30,                    September 30,
                                   1999                             1998
                           -------------------             --------------------
Revenues, net:
 Casino                           $30,390                          $29,809
 Hotel                              6,307                            6,509
 Food and beverage                  7,147                            7,397
 Other                              2,276                            2,110
 Promotional allowances            (2,664)                          (4,169)
                           -------------------             --------------------
   Total revenues, net             43,456                           41,656
Costs and expenses:
 Casino                            10,604                           11,228
 Hotel                              6,600                            5,732
 Food and beverage                  5,140                            4,470
 Taxes and licenses                 4,435                            4,492
 Selling, general an
    administrative                  7,930                            8,573
 Rents                              2,970                            2,910
 Depreciation and
    amortization                    2,418                            1,967
 Interest                           1,474                            3,866
 Merger and litigation costs          775                              263
                           -------------------             --------------------
 Total costs and
    expenses                       42,346                           43,501
                           -------------------             --------------------
Net income (loss) before
 extraordinary item and
 provision for income taxes         1,110                           (1,845)

Extraordinary item                      -                               77
Provision for income taxes             22                                -
                           -------------------             --------------------

Net income (loss) before
 undeclared dividends on
 cumulative preferred stock         1,088                          (1,922)

Undeclared dividends on
 cumulative preferred stock           810                               -
                          -------------------              --------------------

Net income (loss) applicable
 to common shares                    $278                         $(1,922)
                          ===================              ====================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                (Dollars in Thousands, Except Per Share Amounts)


                                                                 (Unaudited -
                                                                Not Covered By
                                                           Accountants' Report)
                                   (Unaudited)
                                      Nine                           Nine
                                     Months                         Months
                                      Ended                         Ended
                                   September 30,                 September 30,
                                      1999                           1998
                              ------------------            -------------------

Basic and diluted income
(loss) per share:

Basic income (loss) per share           $.06                        ($.39)
                              ===================            ==================

Weighted average number of
   common shares
   outstanding                     4,929,313                    4,929,313
                              ====================           ==================

Diluted income per share                $.01                            -
                              ====================           ==================

Weighted average number of
   common and common
   equivalent shares
   outstanding                    98,000,000                            -
                              ====================           ==================



     See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                      Nine Months Ended September 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                    Common Stock    Preferred Stock
                  ------------------------------------

                Out-            Out-        Additional               Total
              Standing        Standing       Paid-In-  Accumulated Shareholders'
               Shares  Amount  Shares  Amount  Capital   Deficit      Equity
            -------------------------------------------------------------------

Balance, January 1,
 1999       4,929,313  $5   50,000,000 $18,270 $9,367   ($3,263)       $24,379

Net income                                                 1,088          1,088

Undeclared preferred
stock dividends                            810   (810)                       -
            -------------------------------------------------------------------

Balance, September 30,
 1999       4,929,313  $5   50,000,000 $19,080 $8,557    ($2,175)      $25,467
            ===================================================================




See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                             (Unaudited - Not
                                                         Covered By Accountants'
                                                                  Report)

                                       (Unaudited)
                                       Nine Months              Nine Months
                                          Ended                    Ended
                                       September 30,           September 30,
                                          1999                     1998
                                 --------------------    ----------------------
Cash flows from operating  activities:
 Net income (loss)                      $1,088                         ($1,922)
 Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
 Depreciation and
   amortization                          2,418                           1,967
 Changes in assets and
   liabilities:
   Accounts receivable                       -                             306
   Inventories                             108                               2
   Prepaid expenses                       (166)                            235
   Other assets                           (111)                           (454)
   Accounts payable                        121                            (268)
   Accrued expenses                        791                             140
   Accrued interest                     (2,442)                            837
                                ---------------------    ----------------------
 Net cash provided by
   operating activities                  1,807                              843
                                ---------------------    ----------------------

Cash flows used in investing
   activities:
   Capital expenditures                 (1,624)                         (1,439)
                                ---------------------    ----------------------

Cash flows from financing
   activities:
   Principal payments on
   long-term debt                       (1,643)                         (6,128)
   Capital contribution                      -                           4,641
                                ---------------------    ----------------------
Net cash used in financing
   activities                           (1,643)                         (1,487)
                                ---------------------    ----------------------

Net decrease in cash and
 Cash equivalents                       (1,460)                         (2,083)

Cash and cash equivalents at
 Beginning of period                     5,604                           6,822
                                ---------------------     ---------------------
Cash and cash equivalents at
 End of period                          $4,144                          $4,739
                                =====================     =====================

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

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three months ended September 30, 1999 and September 30, 1998, the nine months ended September 30, 1999 and September 30, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998. The operating results and cash flows for these purposes are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

(e)      Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not yet determined the impact that this Statement could have on the consolidated financial statements.

(f)      Net Income (Loss) Per Common Share

Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common shares equivalents. Since the Company incurred a net loss during the three-month period ended September 30, 1999, the effect of common share equivalents was anti-dilutive. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the nine-month period ended September 30, 1999 since the exercise price of such warrants was greater than the average price of the

Company's common stock during these periods. Since the Company incurred a net loss during the three-month and nine-month periods ended September 30, 1998, diluted per share calculations are based on the average shares outstanding during these periods. Accordingly, the effect of the warrants outstanding of 1,125,000 shares at September 30, 1998 was not included in diluted net loss per share calculations.

                                                 Nine Months Ended
                                                September 30, 1999
                             --------------------------------------------------
                                    Income         Shares             Per Share
                                                                       Amounts
Basic EPS:
  Net income available to common
    shareholders                   $278,000        4,929,313             $0.06
Effect of dilutive securities:
  Convertible preferred stock       810,000       93,000,000             (0.03)
  Common stock required to be issued
    to shareholders                       -           70,687                 -
Diluted EPS:
                            =================  ===================  ===========
  Net income available to common
    shareholders plus assumed
    conversions                  $1,088,000       98,000,000              $0.03
                            =================  ===================  ===========



2. Supplemental Disclosure of Cash Flow Information

                                                Nine Months       Nine Months
                                                  Ended              Ended
                                               September 30,      September 30,
                                                  1999                1998
                                            -------------------  ---------------
                                              (Dollars in          (Dollars in
                                               thousands)           thousands)
Non-cash investing and financing activities:
Equipment purchased with capital lease financing $585                   $2,038

Cash activities:
  Cash paid for interest                       $3,915                   $3,012
  Cash paid for income taxes                       54                        -


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

RGME also received warrants to purchase 1,125,000 shares of the Company"s Common Stock at $1 per share. The arrangement under which RGME manages the Four Queens Hotel and Casino will terminate on December 31, 1999.

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

Pursuant to the Plan of Reorganization that became effective following the close of business on February 28, 1997, the Company is presently required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

Unsecured Creditors of Four Queens, Inc.          50,491
Unsecured Creditors of Elsinore Corporation       20,196
                                                  ------
                     Total                        70,687

The Company expects to satisfy, during the fourth quarter of 1999, its current obligation to issue these shares.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

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

Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). The lawsuit was filed in the United States District Court for the Central District of California. The complaint has been amended several times, partially as a result of various motion proceedings. The allegations against the Company include breach of the Merger Agreement, as well as fraud and various violations of the federal securities laws. The Court has dismissed without prejudice all claims alleging violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. Discovery is now proceeding. One defendant, Riviera Holdings Corporation, has now settled with plaintiffs. No trial date has been set.

The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

5.       Recapitalization

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "MWV Accounts") contributed $4,641,000, net of $260,000 of expenses, to the capital of the Company. The Company used this capital, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000 and $896,000 of original principal amount 13.5% Second Mortgage Notes of the Company due 2001.

Also on September 29, 1998, the Company issued to the MWV Accounts
50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have an aggregate liquidation preference, including all accrued or declared but unpaid dividends, of $19,080,000 and are convertible into 93,000,000 shares of the Company's Common Stock.

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

The following tables set forth certain operating information for the Company for the three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                             Three Months Ended               Three Months Ended
                             September 30, 1999               September 30, 1998
                             ------------------               -----------------
                             (Dollars in                      (Dollars in
                             thousands)      %                 thousands)     %
                             ------------------               -----------------
Revenues, net:
   Casino                      $9,672      71.6%          $10,020         73.5%
   Hotel                        1,789      13.2%            1,996         14.6%
   Food and beverage            2,204      16.3%            2,202         16.2%
   Other                          475       3.5%              611          4.5%
     Gross revenue             14,140     104.6%           14,829        108.8%
   Less promotional allowances   (628)     (4.6%)          (1,203)        (8.8%)
     Revenues, net             13,512     100.0%           13,626        100.0%

Costs and expenses:
   Casino                       3,608      37.3%            3,536         35.3%
   Hotel                        2,250     125.8%            2,076        104.0%
   Food and beverage            1,755      79.6%            1,486         67.5%
   Taxes and licenses           1,338       9.9%            1,450         10.6%
   Selling, general and         2,578      19.1%            3,177         23.3%
    administrative
   Rents                          994       7.4%              998          7.3%
   Merger and litigation costs    382       2.8%               11           .1%
   Depreciation and
    amortization                  804       6.0%              837          6.1%
   Interest                       470       3.5%            1,260          9.2%
     Total costs and expenses  14,179     104.9%           14,831        108.8%

   Net loss before

    extraordinary item and      (667)     (4.9%)           (1,205)        (8.8%)
    provision for income taxes

   Extraordinary item              -         -                 77           .6%
   Benefit for income taxes      (18)      (.1%)                -            -

   Net loss before

    undeclared dividends on     (649)     (4.8%)           (1,282)        (9.4%)
    cumulative preferred stock

   Undeclared dividends on
    cumulative preferred stock   270       2.0%                 -             -

   Net loss applicable
    to common shares           ($919)     (6.8%)          ($1,282)        (9.4%)



                                Three Months Ended            Three Months Ended
                                September 30, 1999            September 30, 1998
                                ------------------            ------------------
                                (Dollars in                    (Dollars in
                                 thousands)    %               thousands)    %
                                ------------------            ------------------
Other data:
Net loss applicable
  to common shares                 ($919)     (6.8%)           ($1,282)   (9.4%)
 Interest                            470       3.5%              1,260     9.2%
 Benefit for income taxes            (18)      (.1%)                 -       -
 Depreciation and amortization       804       6.0%                837     6.1%
 Rents                               994       7.4%                998     7.3%
 Extraordinary item                    -         -                  77      .6%
 Merger and litigation costs         382       2.8%                 11      .1%
 Undeclared dividends                270       2.0%                  -       -
                                 ---------    ------            --------- ------
Earnings before interest,
  taxes, depreciation,
  amortization, rents,
  extraordinary item,
  merger and litigation costs,
  and undeclared dividends
  ("EBITDA")                      $1,983      14.7%             $1,901    14.0%
                                 =========    ======            ========  =====

EBITDA consists of earnings before interest, taxes, depreciation, amortization, rents, extraordinary item, merger and litigation costs, and undeclared dividends. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.



                             Nine Months Ended               Nine Months Ended
                             September 30, 1999              September 30, 1998
                             (Dollars in                     (Dollars in
                             thousands)    %                  thousands)   %
                            -------------------              ------------------
Revenues, net:
   Casino                       $30,390    69.9%           $29,809         71.6%
   Hotel                          6,307    14.5%             6,509         15.6%
   Food and beverage              7,147    16.4%             7,397         17.8%
   Other                          2,276     5.2%             2,110          5.1%
     Gross revenue               46,120   106.1%            45,825        110.0%
   Less promotional allowances   (2,664)   (6.1%)           (4,169)      (10.0%)
     Revenues, net               43,456    100.0%            41,656       100.0%

Costs and expenses:
   Casino                        10,604     34.9%            11,228        37.7%
   Hotel                          6,600    104.6%             5,732        88.1%
   Food and beverage              5,140     71.9%             4,470        60.4%
   Taxes and licenses             4,435     10.2%             4,492        10.8%
   Selling, general and
   administrative                 7,930     18.2%             8,573        20.6%
   Rents                          2,970      6.8%             2,910         7.0%
   Merger and litigation costs      775      1.8%               263          .6%
   Depreciation and
    amortization                  2,418      5.6%             1,967         4.7%
   Interest                       1,474      3.4%             3,866         9.3%
     Total costs and expenses    42,346     97.4%            43,501       104.4%

   Net income (loss) before
    extraordinary item and
     provision for income taxes   1,110      2.6%            (1,845)      (4.4%)


   Extraordinary item                 -        -                 77         .2%
   Provision for income taxes        22       .1%                 -          -

   Net income (loss) before
    undeclared dividends on
    cumulative preferred stock    1,088      2.5%            (1,922)      (4.6%)


   Undeclared dividends on
    cumulative preferred stock      810      1.9%                 -          -

   Net income (loss) applicable
    to common shares               $278       .6%           ($1,922)      (4.6%)


                                Nine Months Ended             Nine Months Ended
                                September 30, 1999            September 30, 1998
                                (Dollars in                   (Dollars in
                                thousands)     %               thousands)    %
                                -------------------           ------------------

Other data:
Net income (loss) applicable
  to common shares                    $278      .6%           ($1,922)    (4.6%)
 Interest                            1,474     3.4%             3,866      9.3%
 Provision for income taxes             22      .1%                 -        -
 Depreciation and amortization       2,418      5.6%            1,967      4.7%
 Rents                               2,970      6.8%            2,910      7.0%
 Extraordinary item                      -        -                77       .2%
 Merger and litigation costs           775      1.8%              263       .6%
 Undeclared dividends                  810      1.9%                -        -
                                   ---------  ------          ---------   ------
-
Earnings before interest,
  taxes, depreciation,
  amortization, rents,
  extraordinary item,
  merger and litigation costs,
  and undeclared dividends
  (EBITDA)                         $8,747      20.1%           $7,161     17.2%
                                 =========   =======         =========    ======




Cash flows provided by
   operating activities            $1,807                        $843
                                 =========                    =========
Cash flows used in investing
   activities                     ($1,624)                    ($1,439)
                                 =========                    =========
Cash flows used in financing
   activities                     ($1,643)                    ($1,487)
                                 =========                    =========

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

REVENUES

Net revenues decreased by approximately $114,000, or 0.8%, from $13,626,000 for the three months ended September 30, 1998, to $13,512,000 for the three months ended September 30, 1999, resulting from a decrease in revenues, as discussed below, offset by management's significant reduction of promotional allowances for casino and slot marketing promotions pursuant to a revised policy on complimentary benefits.

Casino revenues decreased by approximately $348,000, or 3.5%, from $10,020,000 during the 1998 period to $9,672,000 during the 1999 period due primarily to a $88,000, or 13.4%, decrease in slot promotion revenue, a $367,000, or 20.7%, decrease in table games revenue and a $41,000, or 21.4%, decrease in keno revenue partially offset by a $145,000, or 2.0%, increase in slot machine revenue. The increase in slot machine revenue is attributable primarily to an increase in hold percentage of .4% offset by a decrease in slot coin-in of $5,938,000, or 4.6%. Management continues to acquire state-of-the-art slot equipment. The decrease in slot promotion revenue is primarily attributable to a decrease in promotional headcounts of 48 per day, or 13.4%. The decrease in table games and keno revenue is primarily attributable to a decrease in table games drop of $1,679,000, or 14.9%, and by the effect of a decrease in win percentage of 1.1%, and a decrease in keno drop of $110,000, or 18.2%. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

Hotel revenues decreased by approximately $207,000, or 10.4%, from $1,996,000 during the 1998 period to $1,789,000 during the 1999 period due primarily to a decrease in complimentary room revenue resulting primarily from the reduction in casino and slot marketing promotions. Room occupancy, as a percentage of total rooms, increased from 87.5%, for the 1998 period, to 94.5%, for the 1999 period, while the average daily room rate decreased from $32.31 to $26.70, respectively. Out of order rooms increased 2,245, from the 1998 period, due to the renovation and remodeling of south tower rooms.

Other revenues decreased by approximately $136,000, or 22.3%, from $611,000 during the 1998 period to $475,000 during the 1999 period, due to payments received in 1998 under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians.

Promotional allowances decreased by approximately $575,000, or 47.8%, from $1,203,000 during the 1998 period to $628,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $403,000, or 4.7%, from $8,548,000 for the 1998 period to $8,951,000 for the 1999 period.

Casino expenses increased $72,000, or 2.0%, from $3,536,000 during the 1998 period to $3,608,000 during the 1999 period, and expenses as a percentage of revenue increased from 35.3% to 37.3%, due primarily to an increase in slot promotion expense, partially offset by a decrease in the cost of complimentary rooms, food and beverages reflected as a casino expense, resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

Hotel expenses increased by approximately $174,000, or 8.4% from $2,076,000 during the 1998 period to $2,250,000 during the 1999 period, and expenses as a percentage of revenues increased from 104.0% to 125.8%, primarily due to an increase in utilities costs, and a decrease in the cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Food and beverage costs and expenses increased by approximately $269,000, or 18.1%, from $1,486,000 during the 1998 period to $1,755,000 during the 1999 period, and expenses as a percentage of revenues increased from 67.5% to 79.6%, primarily due to a decrease in the cost of complimentary food and beverage reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Taxes and licenses decreased $112,000, or 7.7%, from $1,450,000 in the 1998 period to $1,338,000 in the 1999 period, due to corresponding decreases in casino revenue.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $599,000, or 18.9%, from $3,177,000 during the 1998 period to $2,578,000 during the 1999 period due primarily to a reduction in promotional expenses, and as a percentage of total net revenues, expenses decreased from 23.3% to 19.1%.

EBITDA

EBITDA, as defined, increased by approximately $82,000, or 4.3%, from $1,901,000 during the 1998 period to $1,983,000 during the 1999 period. The increase was primarily due to a reduction in costs associated with promotional allowances as discussed above partially offset by an increase in direct costs and expenses.

OTHER EXPENSES

During the third quarter of 1999, the Company incurred approximately
$382,000 in merger and litigation costs related to the litigation of the Merger Agreement.

Interest expense decreased by approximately $790,000, or 62.7% from $1,260,000 during the 1998 period to $470,000 for the 1999 period, due to recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources.

NET LOSS BEFORE INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced a net loss in the 1999 period of $667,000 compared to a net loss of $1,205,000 in the 1998 period, an improvement of $538,000 or 44.6%.

INCOME TAXES

The Company realized an income tax benefit of $18,000 during the 1999 period due to a loss incurred during the period.


                  NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $1,800,000, or 4.3%, from $41,656,000 for the nine months ended September 30, 1998, to $43,456,000 for the nine months ended September 30, 1999, due primarily to an increase in casino revenues, resulting from an increase in net slot revenues and "other" revenues, as discussed below, and management's significant reduction of promotional allowances for casino and slot marketing promotions pursuant to the revised policy on complimentary benefits.

Casino revenues increased by approximately $581,000, or 1.9%, from $29,809,000 during the 1998 period to $30,390,000 during the 1999 period due primarily to a $1,103,000, or 5.0%, increase in slot machine revenue and a $422,000, or 26.5%, increase in slot promotion revenue, partially offset by a $679,000, or 12.4%, decrease in table games revenue and a $57,000, or 10.2%, decrease in keno revenue. The increase in slot machine revenue is attributable primarily to an increase in hold percentage of .4% partially offset by a decrease in slot coin-in of $4,918,000, or 1.3%. Slot promotion revenue increased due to an increase in participant headcounts of 77 per day, or 26.5%. Table games drop decreased $5,589,000, or 14.4%, which was partially offset by the effect of an increase in the win percentage of .3%. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

Hotel revenues decreased by approximately $202,000, or 3.1%, from $6,509,000 during the 1998 period to $6,307,000 during the 1999 period due primarily to a decrease in complimentary revenue resulting from the reduction in casino and slot marketing promotions, partially offset by an increase in cash occupancy. Room occupancy, as a percentage of total rooms, increased from 90.3%, for the 1998 period, to 95.13%, for the 1999 period, while the average daily room rate decreased from $34.33 to $31.17, respectively. Out of order rooms increased 2,312, from the 1998 period, due to the renovation and remodeling of south tower rooms.

Food and beverage revenues decreased approximately $250,000, or 3.4%, from $7,397,000 during the 1998 period to $7,147,000 during the 1999 period primarily due to a decrease in complimentary revenues resulting from the reduction in casino and slot marketing promotions.

Other revenues increased by approximately $166,000, or 7.9%, from $2,110,000 during the 1998 period to $2,276,000 during the 1999 period, due to payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians. Pursuant to the terms of the settlement agreement, the Band elected to defer payments due during June, July and August of 1999 until January, February and March of 2000.

Promotional allowances decreased by approximately $1,505,000, or 36.1%, from $4,169,000 during the 1998 period to $2,664,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $857,000, or 3.3%, from $25,922,000 for the 1998 period to $26,779,000 for the 1999 period.

Casino expenses decreased $624,000, or 5.6%, from $11,228,000 during the 1998 period to $10,604,000 during the 1999 period, and expenses as a percentage of revenue decreased from 37.7% to 34.9%, due primarily to a decrease in the cost of complimentary rooms, food and beverages reflected as a casino expense, resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

Hotel expenses increased by approximately $868,000, or 15.1% from $5,732,000 during the 1998 period to $6,600,000 during the 1999 period, and expenses as a percentage of revenues increased from 88.1% to 104.6%, primarily due to an increase in utilities, repairs, and maintenance costs, and a decrease in the cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Food and beverage costs and expenses increased by approximately $670,000, or 15.0%, from $4,470,000 during the 1998 period to $5,140,000 during the 1999 period, and expenses as a percentage of revenues increased from 60.4% to 71.9%, primarily due to a decrease in the cost of complimentary food and beverage reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

Taxes and licenses decreased $57,000, or 1.3%, from $4,492,000 in the 1998 period to $4,435,000 in the 1999.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $643,000, or 7.5%, from $8,573,000 during the 1998 period to $7,930,000 during the 1999 period, and as a percentage of total net revenues, expenses decreased from 20.6% to 18.2%.

EBITDA

EBITDA, as defined, increased by approximately $1,586,000, or 22.1%, from $7,161,000 during the 1998 period to $8,747,000 during the 1999 period. The increase was due to an increase in revenues and decrease in costs associated with promotional allowances as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $60,000 due to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $451,000, or 22.9% from $1,967,000 during the 1998 period to $2,418,000 during the 1999 period, primarily due to the acquisition of new slot equipment.

Interest expense decreased by approximately $2,392,000, or 61.9% from $3,866,000 during the 1998 period to $1,474,000 for the 1999 period, due to recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources.

During the first nine months of 1999, the Company incurred approximately $775,000 in merger and acquisition costs related to the litigation of the Merger Agreement.

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 1999 period of $1,110,000 compared to a net loss of $1,845,000 in the 1998 period, an improvement of $2,955,000 or 160.2%.

INCOME TAXES

The Company recognized a provision for income taxes of $22,000, during the 1999 period, due to net income earned during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.1 million at September 30, 1999, as compared to approximately $5.6 million at December 31, 1998, a decrease of $1.5 million.

On September 29, 1998, certain investment accounts controlled by Morgens, Waterfall, Vintiadis & Company, Inc. ("MWV" and the accounts controlled by MWV, the "MWV Accounts") contributed $4,641,070, net of $260,000 of expenses, to the capital of the Company. The Company used this capital, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of
$3,856,000, and $896,000 of original principal amount of the 13.5% Second Mortgage Notes of the Company due 2001.

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

For the first nine months of 1999, the Company's net cash provided by operating activities was $1,807,000 compared to $843,000 in the first nine months of 1998. This increase was primarily due to an increase in net income, accrued expenses, and depreciation, offset by a decrease in accrued interest. EBITDA, as defined, for the first nine months of 1999 and 1998 was $8.7 million and $7.2 million, respectively. The repayment of the First Mortgage Notes and of the Second Mortgage Notes, the surrender of $18,000,000 of the original principal amount of Second Mortgage Notes held by the MWV Accounts, and the issuance of the New Notes in exchange for the remaining Second Mortgage Notes held by the MWV Accounts has significantly lowered the Company's debt service requirements.

Scheduled interest payments on the New Notes and other indebtedness are
$2.0 million in 1999, declining to $1.3 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in remaining budgeted capital expenditures of approximately $1.2 million for 1999, which includes an arrangement to finance slot machine purchases of $470,000 in 1999. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The New Notes are due in full on August 20, 2001. The New Notes are redeemable by the Company at any time at 100% of par, without premium.

The Company is required to make an offer to purchase all New Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the New Notes. The indenture also provides for mandatory redemption of the New Notes by the Company upon order of the Nevada Gaming Authorities. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

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

The note agreement executed in connection with issuance of New Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth. Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. As of the reference period ended September 30, 1999 the Ratio was 2.68 to 1.00 and as such, the Company was in compliance.

Payment was due on the 13.5% Second Mortgage Notes due 2001 on August 31,
1998. This payment was waived until December 31, 1999. Payment was made on January 5, 1999 for $1.0 million, on February 26, 1999 for $250,000, on June 30, 1999 for $250,000 and on September 30, 1999 for $250,000. Payment is scheduled in the amount of $214,000 in December 1999.

Management considers it important to the competitive position of the Four
Queens Casino that expenditures be made to upgrade the property. Management budgeted approximately $3.9 million capital expenditures in 1999. The Company expects to finance such capital expenditures from cash on hand, cash flow and slot lease financing. Uses of cash during the nine-month period ended September 30, 1999 included capital expenditures of $1,624,000. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next twelve months.

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

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations and are expected to be funded out of working capital. As of September 30, 1999, the Company has incurred costs of approximately $373,000 (primarily for acquisition of new systems from third parties and internal labor) related to the system applications and anticipates spending an additional $58,000 to become Year 2000 compliant, which represents substantially all of the Company's IT budget for 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that such estimates will be accurate and actual results could differ materially.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not yet determined the impact that this Statement could have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, the anticipated cost and timing related to remediation of the Year 2000 Problem, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those statements related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the Year 2000 Problem, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1998. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At September 30, 1999 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at September 30, 1999. The Company is not exposed to market risk from a change in interest rates as the Company's debt is financed at fixed interest rates.

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

               Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including the Company and the manager of certain investment accounts which hold 94.3% of the Company's outstanding Common Stock (Paulson, et al. v Jeffries & Company et al.). The lawsuit was filed in the United States District Court for the Central District of California. The complaint has been amended several times, partially as a result of various motion proceedings. The allegations against the Company include breach of the Merger Agreement, as well as fraud and various violations of the federal securities laws. The Court has dismissed without prejudice all claims alleging violation of the Nevada anti-racketeering statute in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, (iii) treble damages, and (iv) rescission of the Merger Agreement and other relief. Discovery is now proceeding. One defendant, Riviera Holdings Corporation, has now settled with plaintiffs. No trial date has been set.

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

               The Company expects to satisfy, during the fourth quarter of 1999, its current obligation to issue these shares.

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


         (a)      Exhibits

     15.1         Deloitte & Touche LLP Independent Accountants' Review Report

        27.1      Financial Data Schedule

(b)      Form 8-K's filed during this quarter

               (1) Current report on Form 8-K filed September 14, 1999, relating to the termination of the Company's management arrangement.

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



Dated:  November 15, 1999

                                INDEX TO EXHIBITS

15.1              Deloitte & Touche LLP Independent Accountants' Review Report

27.1              Financial Data Schedule

                                  EXHIBIT 15.1


INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Elsinore Corporation and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999, and condensed consolidated statements of shareholders' equity and of cash flows for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche llp
Las Vegas, Nevada
November 11, 1999