Form 10-K
period 1999-12-31
ELSINORE CORP
filed 2000-03-30
CIK 311049

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO

On March 24, 2000 there were 4,929,313 shares of common stock issued and outstanding. The market value of the common stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $548,774. The market value was computed by reference to the closing sales price of $1.94 per share reported on the NASDAQ "Bulletin Board" as of March 24, 2000.


                                TABLE OF CONTENTS

PART I                                                          Page

         Item 1.  Business                                         4
         Item 2.  Properties                                      18
         Item 3.  Legal Proceedings                               19
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                      19

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters               20
         Item 6.  Selected Financial Data                         21
         Item 7.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                     23
         Item 7A  Quantitative and Qualitative Disclosures
                    About Market Risk                             33
         Item 8.  Financial Statements and
                    Supplementary Data                            33
         Item 9.  Changes in and Disagreements
                    with Accountants
                    on Accounting and Financial Disclosure        62

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant                             63
         Item 11. Executive Compensation                          64
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management              66
         Item 13. Certain Relationships and
                    Related Transactions                          71

PART IV

         Item 14. Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                       72

SIGNATURES                                                        79


                                     PART I

Item 1.  BUSINESS.

General.

               Elsinore Corporation, a Nevada corporation ("Elsinore" or the "Company"), is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. The Company incorporated under the laws of the State of Nevada on September 5, 1972 and its principal executive office is located at 202 Fremont Street, Las Vegas, Nevada 89101 and its telephone number is (702) 385-4011. Four Queens also holds a casino service license in New Jersey allowing it to distribute its casino game "Multiple Action Blackjack." Four Queens currently distributes the game to eight casinos in New Jersey. The Four Queens' New Jersey license was renewed on May 11, 1998 and will expire on May 31, 2001. Four Queens must renew this license no later than 120 days prior to expiration. Gaming management activities conducted by Elsinore's other subsidiaries prior to the bankruptcy reorganization, discussed below, have terminated.

Recent Developments.

               On March 6, 2000, the Company, entered into a non-binding letter of intent with PDS Financial Corporation for the sale of the capital stock of Four Queens, Inc., the Company's wholly-owned subsidiary, for a purchase price of $30 million, subject to adjustment. The Four Queens constitutes substantially all of the operating assets of the Company. The Company holds certain non-operating assets, which are not subject to the transaction with PDS Financial. At December 31, 1999, the outstanding long-term debt of the Company (not including debt at the Four Queens level) was $12.0 million (including the current portion thereof), and the Company had outstanding approximately 50,000,000 million shares of 6% cumulative convertible preferred stock, with a liquidation preference of $19.4 million, including accumulated dividends. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Consummation of the acquisition is subject to a number of conditions, including due diligence review, negotiation and execution of a definitive purchase agreement, receipt of required regulatory approvals, including approval of the Nevada Gaming Commission, other gaming approvals, and, if necessary, approval under the Hart-Scott-Rodino Antitrust Act, and receipt by PDS of satisfactory purchase financing. There can be no assurance that a definitive agreement can be reached, that the other conditions to the acquisition will be satisfied or that the acquisition will be consummated.



Change in Control Pursuant to Elsinore's Bankruptcy Reorganization.

               On October 31, 1995, Elsinore and certain of its wholly owned subsidiaries filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The resulting plan of reorganization of Elsinore and those subsidiaries (the "Plan") was confirmed on August 12, 1996 (the "Confirmation Date") and became effective following the close of business on February 28, 1997 (the "Plan Effective Date"). All motions for rehearing or reconsideration of the Bankruptcy Court's orders confirming the Plan and allowing the Plan to become effective has been denied or withdrawn. The time allowed for appeals of such orders have expired without any appeal having been taken. Pursuant to the Plan, a change in control of the Company occurred as of the Plan Effective Date, as described below.

               Under the Plan, the Company's common stock that was outstanding prior to the Plan Effective Date was canceled and 4,929,313 shares of new common stock, par value $.001 per share, of the Company (the "Common Stock") were issued. Under the Plan an additional 70,687 shares of Common Stock are to be issued to certain classes of creditors of the Company and Four Queens, whose claims had not been resolved as of the Plan Effective Date. The Company is presently required to issue these additional shares of new Common Stock to the following creditor groups:

                 Unsecured Creditors of Four Queens, Inc.          50,491
                 Unsecured Creditors of Elsinore Corporation       14,159
                                                                   ------
                     Total                                         64,650
                                                                   ======
         The Company is currently in the process of arranging for the issuance of these shares.

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

The Four Queens Casino.

               Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on a leased site of approximately two acres adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, 30,000 square feet of casino space, two full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, two retail concessions, 14,600 square feet of function space and approximately 565 parking spaces. The casino has 1,084 slot machines, 27 gaming tables, a keno lounge, and a sports book. Riviera Gaming Management Corp. - Elsinore ("RGME"), an indirect subsidiary of Riviera Holdings Corp. ("Riviera"), managed the Four Queens Casino since the Confirmation Date. RGME focused primarily on slot play versus previous management's philosophy of marketing to high limit table players. This plan changed the customer base at the property and allowed the Four Queens Casino to concentrate on what RGME considered to be Las Vegas' most profitable revenue source, which is the slot player market. Also, an aggressive marketing strategy was maintained by the Company with the objective of attracting into the Four Queens Casino the 20,000-plus average daily visitors to the downtown area.

               Management. The term of RGME's management arrangement for the Four Queens Casino (the "Management Arrangement"), which went into effect on April 1, 1997 in accordance with the terms of the Plan, was approximately 40 months, subject to earlier termination or extension. RGME was paid a minimum annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999. As a result of the termination of the Management Arrangement between the Company and RGME on December 31, 1999, Mr. Waterfall, has assumed the positions of sole director and officer of the Four Queens.

               Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 1999, 1998, and 1997.


                                          1999            1998             1997

                                                 (Dollars in Thousands)
        Casino(1)                      $ 39,408        $ 39,372        $ 36,506
        Hotel(2)                          8,822           9,004           9,705
        Food & beverage(2)                9,646           9,724           9,686
        Other(3)                          3,130           3,004           2,115
                                       --------        --------        --------
                                         61,006          61,104          58,012
        Less: Promotional allowances     (4,252)         (5,204)         (4,224)
                                       --------        --------        --------
                                       $ 56,754        $ 55,900        $ 53,788
                                       ========        ========        ========

        (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

        (2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.

        (3) Consists primarily of interest income, commissions from credit card and automatic teller cash advances, and miscellaneous other income (including net royalties of $85,000 in 1999, $103,000 in 1998, and $142,000 in 1997 from the licensing of MULTIPLE ACTION "registered trademark" blackjack).


The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino.

Casino:
    Floor area (square feet)                                          30,000
    Slot machines                                                      1,084
    Blackjack tables                                                      18
    Craps tables                                                           3
    Big six                                                                0
    Caribbean stud poker tables                                            1
    Roulette wheels                                                        3
    Let-it-ride tables                                                     2
    Pai gow poker tables                                                   0
    Keno (seats)                                                          46
    Sports book                                                            1
Hotel:
    Rooms                                                                690
    Meeting areas (square feet)                                       14,600
Restaurants and entertainment and cocktail lounges:
  Restaurants                                                              4
  Restaurant seats                                                       454
  Cocktail lounges                                                         3
Other:
  Gift shops                                                               1
  Parking facilities (cars)                                              565

               A marketing strategy is employed for the Four Queens Casino that emphasizes a high level of customer service, targeted marketing, value-oriented promotions, club memberships, and special events.

               Customer Service. The Company believes that the Four Queens Casino is distinguished by its friendly atmosphere and the high level of personalized service provided to its patrons. The Company strives to maintain the level of service that has allowed the property to attain a high level of customer loyalty, which has been the backbone of business for this established hotel/casino.

               Employees. At December 31, 1999, the Four Queens Casino employed 1,038 persons, approximately 50% of whom were covered by collective bargaining agreements. New union contracts were entered into during 1998 covering five collective bargaining units.

               Competition. The gaming industry is highly competitive. The Four Queens competes with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently there are approximately 34 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. Most of these facilities attract or may attract primarily middle income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, they may also divert potential gaming activity from the Company. Future additions, expansions, and enhancements to existing properties and constructions of new properties by the Company's competitors could divert additional gaming activity from the Company's facilities. The Company believes that successful gaming facilities compete based on the following: location, atmosphere, quality of gaming facilities, entertainment, quality of food and beverage, and price. Although the Company believes it competes favorably with respect to these factors, some of its competitors have significantly greater financial and other resources than the Company. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

               The number of Indian Gaming casinos continues to increase. On March 7, 2000, voters in the State of California voted in favor of Proposition 1A, an amendment to the California State constitution that allows Las Vegas-style gambling on Indian lands in the state. While new gaming jurisdictions have traditionally not materially impacted Las Vegas, the potential expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

The Las Vegas Market

               Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 1999, gaming revenues in Clark County reached a new 12 month record of $7.2 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 16.2 million visitors in 1987 to a record 33.8 million in 1999, representing a compound annual growth rate of 6.32%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 8.01% from $14.3 billion in 1990 to $28.6 billion in 1999. The number of hotel and motel rooms in Las Vegas increased by approximately 94.2% from 61,934 in 1988 to 120,294 in 1999, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates on average were approximately 91.5% for the five year period from 1995 through 1999. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), by 2002 it is expected that approximately 8,080 additional hotel rooms will be opened in Las Vegas, including the new Aladdin Resort, currently under construction, which is scheduled to open in August, 2000.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1995 through 1999, as reported by the LVCVA.

                           Las Vegas Market Statistics

                              1999      1998      1997      1996        1995
                             -------   -------   -------   -------     -------
Visitor volume (in thousands) 33,809    30,605    30,465    29,637     29,002
Clark County gaming revenues  $7,209    $6,347    $6,152    $5,784     $5,718
 (in millions)
Hotel/motel rooms            120,294   109,365   105,347    99,072     90,046
Average hotel occupancy rate   92.1%     90.3%     90.3%     93.4%      91.4%
Airport passenger traffic     33,669    30,227    30,306    30,460     28,027
 (in thousands)
Convention attendance          3,773     3,302     3,519     3,306      2,925
 (in thousands)

The Downtown Market.

               General Information. Downtown Las Vegas, with its famous neon lighting and its 13 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

               Recent results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the Bellagio, MGM Grand, Luxor, Treasure Island, Monte Carlo, and New York New York casino/hotels had an adverse effect on downtown gaming revenue. In addition, the recent openings of Mandalay Bay, The Venetian, Paris, and the MGM Grand expansion, all on the Las Vegas Strip, have had a further adverse effect on downtown gaming revenue. The rooms at these new casinos that have been recently completed or are under construction are primarily designed to attract the high-end gaming and convention customers, and based on construction costs are or will be priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

               With the proliferation of mega-casinos on the Las Vegas strip, downtown Las Vegas has become increasingly appealing to the price-conscious vacationer. Four Queens offers a competitive package of rooms, restaurants, and the popular gaming devices demanded by the value-oriented vacationer.

               The Fremont Street Experience. Casino operators in downtown Las Vegas formed the Downtown Progress Association to improve the downtown area. The most noteworthy improvement is the Fremont Street Experience, which features a celestial vault and light show. The celestial vault is a 100-foot high, 100-foot wide, 1,340-foot long frame spanning Fremont Street, from Main Street to Fourth Street, which is closed to traffic to create a pedestrian mall. The celestial vault is the framework for a high-tech light show using reflectors, strobe lights, and laser image projectors. Nine major entertainment venues, including the Four Queens Casino, that together offer 17,000 slot machines, over 500 blackjack and other table games, 41 restaurants and 8,000 hotel rooms are connected by the project, which opened on December 13, 1995. The project also includes a 1,500-space parking facility. The goal of the Fremont Street Experience is to create a special attraction for gaming customers and other visitors to Las Vegas through such activities as street events and entertainment in this extraordinary setting. A special themed event at the Fremont Street Experience can draw as many as 80,000 people. Through such attractions, the Fremont Street Experience draws visitors to the downtown area and provides competition with the larger and new gaming and entertainment complexes located on or near the Strip. In November 1999, Race Rock International opened a motorsports themed restaurant at the entrance of the Fremont Street Experience. In addition, Neonopolis, an entertainment and recreation themed complex, that will house an 11 theatre movie complex, 50 retail tenants, five restaurants, and a food court, is scheduled to open in November, 2000.

               The Company and several of the other downtown casino operators collectively own the Fremont Street Experience through their ownership of Fremont Street Experience LLC, which holds title to the project. The Company has a one-sixth ownership share and is responsible for a proportionate share of the project's operating costs.



Agreement and Plan of Merger.

               In the first half of 1997, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding Common Stock for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1998 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provided for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

               Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998.

               Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1998, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger (the "Riviera Merger Agreement") with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

               The Merger Agreement contained conditions precedent to the consummation of the Merger, including (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof, (ii) all necessary approvals from gaming authorities and (iii) consummation of the Riviera Merger.

               On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The
               Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

               On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief.

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

               The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things:
               (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
               (iv) the  prevention of cheating and  fraudulent  practices;  and
               (v) the creation of a source of state and local revenues through taxation and licensing fees. Neither gaming licenses nor the registration approvals given to publicly traded corporations are transferable. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operation.

               Since the Company is registered with the Commission as a publicly traded corporation and has been found suitable as the sole shareholder of Four Queens, it is required to submit, upon application and on a periodic basis, detailed financial and operating reports to the Commission. Additionally, the Company may be required to furnish any other information requested by the Commission. No person may become a shareholder of, or receive any percentage of profits from, licensed Nevada operating companies without first obtaining licenses and approvals from the Nevada Gaming Authorities.

               The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, any registered company or its licensed subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and key employees of the registered company who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause deemed reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or a finding of suitability must pay all of the costs of the investigation. Changes in licensed positions with the registered company or its licensed subsidiary must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

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

               If it were determined that the Nevada Act was violated by the licensed subsidiary or the registered company, the gaming licenses or registration held by the registered company and its licensed subsidiary could be limited, conditioned, suspended, or revoked subject to compliance with certain statutory and regulatory procedures. Moreover, at the discretion of the Commission, the registered company and its licensed subsidiary and persons involved could be subject to substantial fines for each separate violation of the Nevada Act.

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

               The Nevada Act requires any person who acquires more than 5% of the registered company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more than 10% of the registered company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of the registered company's voting securities may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, any change in the registered company's corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed inconsistent with holding voting securities for investment purposes only include:
               (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and
               (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

               License fees and taxes, computed in various ways dependent upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

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

Item 2.  PROPERTIES.

               Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens Casino is subject to security interests under the Company's new 1999 Mortgage Notes. See Note 8 of Notes to Consolidated Financial Statements. On March 6, 2000, the Company entered into a non-binding letter of intent with PDS Financial Corporation for the sale of the capital stock of Four Queens, Inc. See Item 1. BUSINESS - Recent Developments.

Item 3.  LEGAL PROCEEDINGS.

               The Company was a defendant in two consolidated lawsuits pending in the federal court for the District of New Jersey, alleging violation by the Company and certain of its subsidiaries and affiliates of the Worker Adjustment and Retraining Notification Act (the "WARN Act") and breach of certain alleged retroactive wage agreements. The New Jersey court issued a ruling denying WARN Act liability, and the Third Circuit Court of Appeals subsequently affirmed the New Jersey Court's decision following plaintiffs' appeal. The Company was notified that the plaintiffs would not file any further appeal of the decision. The claim for retroactive wages has been determined by final court order to be included in the Class 10 Unsecured Creditor's pool of the bankruptcy proceedings, which is capped at $1.4 million. As such, the retroactive wages claim was reserved for as part of the Class 10 notes payable and in September 1999, the Company made full payments to the plaintiffs. As part of the resolution of the proceedings, the plaintiffs waived their entitlement to 6,037 shares of Common Stock that were issuable to them as unsecured creditor of the Company under the Plan, in return for the Company's agreement to pay certain expenses related to the case.

               The Company is a party to certain other claims and lawsuits, however, management believes that such matters are either covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company. See Item 1. BUSINESS - Agreement and Plan of Merger.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On October 26, 1999, the Company held its Annual Meeting of Stockholders. John C. "Bruce" Waterfall, Jeffrey T. Leeds, and S. Barton Jacka were re-elected as Directors of the Company. Out of the 4,929,313 shares of Common Stock and 50,000,000 of Preferred Stock, entitled to vote at such meeting, there were present in person or by proxy 54,646,440 shares. Each share of Common Stock and Preferred Stock (on an as-converted basis except with respect to election of directors) is entitled to one vote on all matters submitted to a vote of stockholders. In connection with the cumulative voting feature applicable to the election of directors, each stockholder is entitled to as many votes as shall equal the number of shares held by such person at the close of business on the record date, multiplied by the number of directors to be elected. The voting results were as follows:

Name                           For         %     Against    %    Withheld    %
John C. "Bruce" Waterfall  163,939,320   99.5%        0     0%        0     0%

Jeffrey T. Leeds           163,939,320   99.5%        0     0%        0     0%

S. Barton Jacka            163,939,320   99.5%        0     0%        0     0%


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

               There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ Stock Market "Bulletin Board" under the symbol ELSO. The following table sets forth, for the periods indicated, the high and low bid prices as reported, which represnets inter dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.


                                      1999                         1998

                               High           Low           High           Low
           First quarter      $0.53          $0.28          $3.00         $1.56

           Second quarter      0.63           0.31           2.00          1.50

           Third quarter       0.75           0.31           1.63          0.75

           Fourth quarter      0.63           0.31           0.75          0.01

               As of the close of business on March 24, 2000, there were approximately 665 record owners of Common Stock.

               Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

               The trading market for the Common Stock is extremely thin. The MWV Accounts own 94.3% of the outstanding Common Stock, which they acquired pursuant to the Plan and, upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.7% of the Common Stock. (see
               Item 1. Business - Recapitalization). In addition to the Recapitalization and the Plan, the MWV Accounts have bought and sold Common Stock only within the MWV Accounts. The Common Stock held by the MWV Accounts is deemed beneficially owned by Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.7% of the outstanding Common Stock. The remaining .3% of the outstanding shares is widely dispersed among numerous shareholders.

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

Item 6.   SELECTED FINANCIAL DATA.

               Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 1999. The selected consolidated financial data as of December 31, 1999 and 1998 and for the three years ended December 31, 1999, should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


                              Reorganized                Predecessor
                                Company                    Company
                      --------------------------     --------------------------
                                        March 1       January 1
                                          To             To
                        December 31,   December 31,   February 28,  December 31,
                      1999       1998     1997           1997     1996     1995
                          (Dollars in thousands except per share amounts)
Balance sheet data:
Total assets          $48,793   $49,748  $49,823             $42,627    $37,101
Current portion
   of long-term debt    2,079     1,906    1,477                  50         54
Long-term debt less
  current maturities   14,264    15,548   38,141              62,912     62,858
6% Cumulative convertible
  preferred stock      19,366    18,270        -                   -          -
Shareholders' equity
  (deficit)           $25,339   $24,109   $3,086            $(40,710)  $(43,441)
                      =======   =======   ======            =========  =========
Operations data:
Revenues (net)        $56,754   $55,900  $43,992    $9,796   $61,199    $56,973
                      =======   =======  =======    ======  =========  =========
Income(loss) before
  extraordinary items    $960   $(1,272) $(1,914)    $(190)  $(1,556)  $(45,749)
Extraordinary item          -       (77)(a)
Gain on extinguishment
  of debt                   -         -        -    35,977(b)      -          -
                      -------   -------  --------   ------   --------  ---------
Net income(loss)          960    (1,349)  (1,914)   35,787    (1,556)   (45,749)
Undeclared dividends on
  cumulative preferred
  stock                 1,096       270        -         -         -          -
                      -------   -------  --------   ------   --------  ---------
Net income (loss)
  applicable to
  common shares        $(136)   $(1,619) $(1,914)  $35,787   $(1,556)  $(45,749)
                      =======   ======== ========  =======   ========  =========
Basic and diluted per share
  amounts:
Loss before
  extraordinary items  $(.03)     $(.31)   $(.39)    $(.01)    $(.10)    $(2.95)
Extraordinary items        -       (.02)       -      2.26         -          -
Net income (loss)
 per share             $(.03)     $(.33)   $(.39)    $2.25     $(.10)    $(2.95)
                      =======   ========  =======   =======  ========   ========
Capital costs:
Depreciation and
  Amortization        $3,332     $2,804   $1,774      $529    $3,816     $3,948
Interest expense       1,997      4,372    4,239       772     2,505      8,596
                      -------   -------  --------   ------   --------  ---------
Capital costs         $5,329     $7,176   $6,013    $1,301    $6,321    $12,544
                      =======   ========  =======   =======  ========   ========

(a) The Company incurred approximately $77,000 in extraordinary costs associated with the buyout of the 11.5% First Mortgage Notes.

(b) Resulting from the discharge of prepetition obligations pursuant to the Plan of Reorganization.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

               The Company had cash and cash equivalents of  approximately  $3.5 million at December 31, 1999, as compared to approximately $5.6 million at December 31, 1998, a decrease of $2.1 million.

               On September 29, 1998, the MWV Accounts contributed $4,641,070, net of $260,000 of expenses, to the capital of the Company. The Company used this capital, together with other funds of the Company, to purchase in full all of the Company's outstanding 11.5% First Mortgage Notes due 2000 in the original aggregate principal amount of $3,856,000, and $896,000 of original principal amount of the 13.5% Second Mortgage Notes of the Company due 2001.

               Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of Second Mortgage Notes held by the MWV Accounts. The 50,000,000 shares of Series A Cumulative Convertible Preferred Stock have a current aggregate liquidation preference of $19,366,000 and are convertible, at the option of the holder at any time, into 93,000,000 shares of the Company's Common Stock.

               In addition, on September 29, 1998, the Company issued to MWV 12.83% New Second Mortgage Notes ("New Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding Second Mortgage Notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the Second Mortgage Notes that reduced the interest rate payable thereon from 13.5% to 12.83%. Following the recapitalization, the Company has New Notes outstanding in the aggregate principal amount of $11,104,000. Significant debt service on the Company's New Notes is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

               During 1999, the Company's net cash provided by operating activities was $2,983,000 compared to $3,275,000 in 1998 and $1,282,000 in 1997. Earnings before interest, taxes, depreciation, amortization, rents, extraordinary item, merger and litigation costs, and undeclared dividends ("EBITDA"), for 1999, 1998, and 1997 was $10.6 million, $10.2 million, and $9.7 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions. The repayment of the First Mortgage Notes and the Second Mortgage Notes, the surrender of $18,000,000 of the original principal amount of Second Mortgage Notes held by the MWV Accounts, and the issuance of the New Notes in exchange for the remaining Second Mortgage Notes held by the MWV Accounts has significantly lowered the Company's debt service requirements.

               Scheduled interest payments on the New Notes and other indebtedness are $2.0 million in 1999, declining to $1.3 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $3.5 million for 2000, which includes an arrangement to finance slot machine purchases of $500,000. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

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


               Cash flow from operations is not expected to be sufficient to pay the $11 million of principal of the New Notes at maturity on August 20, 2001, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the New Notes at maturity, upon a Change of Control, or upon a mandatory redemption will be dependent upon its ability to refinance the New Notes. There can be no assurance that the Company will be able to refinance the principal amount of the New Notes on favorable terms or at all.

               The note  agreement  executed in connection  with the issuance of the New Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. As of the reference period ended December 31, 1999 the Ratio was 3.31 to 1.00 and as such, the Company was in compliance.

               Payment was due on the 13.5% Second Mortgage Notes due 2001 on August 31, 1998. This payment was waived until December 31, 1999. Payment was made on January 5, 1999 for $1.0 million, on February 26, 1999 for $250,000, on June 30, 1999 for $250,000 and on
               September 30, 1999 for $250,000. A waiver has been obtained for the remaining $214,000 until June 2000.

               Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash during included capital expenditures were $3.9 million, $4 million, and $4.6 million in 1999, 1998, and 1997, respectively. Management has budgeted $3.5 million in 2000. The Company expects to finance such capital expenditures from cash on hand, cash flow, and slot lease financing. Based upon current operating results and cash on hand, the Company has sufficient operating capital to fund its operation and capital expenditures for the next twelve months.

               On March 6, 2000, the Company, entered into a non-binding letter of intent with PDS Financial Corporation for the sale of the capital stock of Four Queens, Inc., the Company's wholly-owned subsidiary, for a purchase price of $30 million, subject to adjustment. The Four Queens Hotel & Casino constitutes substantially all of the operating assets of the Company. The Company holds certain non-operating assets, which are not subject to the transaction with PDS Financial. At December 31, 1999, the outstanding long-term debt of the Company (not including debt at the Four Queens level) was $12.0 million (including the current portion thereof), and the Company had outstanding approximately 50,000,000 million shares of 6% cumulative convertible preferred stock, with a liquidation preference of $19.4 million, including accumulated dividends. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               Consummation of the acquisition is subject to a number of conditions, including due diligence review, negotiation and execution of a definitive purchase agreement, receipt of required regulatory approvals, including approval of the Nevada Gaming Commission, other gaming approvals, and, if necessary, approval under the Hart-Scott-Rodino Antitrust Act, and receipt by PDS of satisfactory purchase financing. There can be no assurance that a definitive agreement can be reached, that the other conditions to the acquisition will be satisfied or that the acquisition will be consummated.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

               The Company conducted a review of its computer systems to identify areas that could be affected by year 2000 issues and completed updating many of its existing systems to improve overall business performance and to accommodate business for the 2000. Management believes that the Company's critical systems were remediated as of December 31, 1999.

               The Company believes that no material adverse impact has occurred on its operation or other processes reliant on computer systems resulting from the year 2000 issues. The Company also believes that there is no material impact from the Year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain ongoing risks exist relative to the non-compliance of third parties with operational significance to the Company. Although management believes the conversion process has been completed, there can be no assurance that the Company will not be adversely impacted in the future by Year 2000 issues.

               At December 31, 1999, the Company had incurred approximately $453,000 in costs directly related to the Year 2000 project, substantially all of which were capitalized as they related to replacement of systems that were not Year 2000 compliant.


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



FORWARD-LOOKING STATEMENTS

               The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, the anticipated cost and timing related to remediation of the Year 2000 Problem, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; risks related to the Year 2000 Problem; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.



RESULTS OF OPERATIONS

1999 COMPARED TO 1998

REVENUES

               Net revenues increased by approximately $854,000, or 1.5%, from $55,900,000 during the 1998 period, to $56,754,000 for the 1999 period. This increase was primarily due to management's significant reduction of promotional allowances for casino and slot marketing promotions pursuant to the revised policy on complimentary benefits.


               Casino revenues increased by approximately $36,000, or 0.1%, from $39,372,000 during the 1998 period to $39,408,000 during the 1999 period. This increase was primarily due to a $924,000, or 3.2%, increase in slot machine revenue and a $40,000, or 1.8%, increase in slot promotion revenue, partially offset by a $688,000, or 9.8%, decrease in table games revenue and a $52,000, or 7.3%, decrease in keno revenue. The increase in slot machine revenue is primarily attributable to an increase in hold percentage of 0.2% partially offset by a decrease in slot coin-in of $4,145,000, or 0.8%. Slot promotion revenue increased due to an increase in participant headcounts of 35 per day, or 11.4%. Table games drop decreased $3,324,000, or 6.6%, which was partially attributable to a decrease in the win percentage of 0.5%. Management eliminated certain unprofitable complimentary programs which led to savings in promotional allowances.

               Hotel revenues decreased by approximately $182,000, or 2.0%, from $9,004,000 during the 1998 period to $8,822,000 during the 1999 period. This decrease was primarily due to a decrease in complimentary revenue resulting from the reduction in casino and slot marketing promotions, partially offset by an increase in cash occupancy. Room occupancy, as a percentage of total rooms available for sale, increased from 90.3%, for the 1998 period, to 94.5%, for the 1999 period, while the average daily room rate decreased from $36.06 to $33.88, respectively. The number of rooms that could not be used due to renovation and remodeling of the South Tower, increased from 2,889 in the 1998 period to 6,273 in the 1999 period.

               Food and beverage revenues decreased approximately $78,000, or 0.8%, from $9,724,000 during the 1998 period to $9,646,000 during the 1999 period. This decrease was primarily due to a decrease in complimentary revenues resulting from the reduction in casino and slot marketing promotions, which was partially offset by an increase in cash revenues as a result of a higher average check and cash covers.


               Other revenues increased by approximately $126,000, or 4.2%, from $3,004,000 during the 1998 period to $3,130,000 during the 1999 period. This increase was primarily due to payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

               Promotional allowances decreased by approximately $952,000, or 18.3%, from $5,204,000 during the 1998 period to $4,252,000 during the 1999 period due to a decrease in complimentary rooms, food, and beverage resulting from management's reduction of promotional allowances for casino and slot marketing promotions.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

               Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $436,000, or 1.3%, from $34,775,000 for the 1998 period to
               $35,211,000 for the 1999 period.

               Casino expenses decreased $231,000, or 1.6%, from $14,097,000 during the 1998 period to $13,866,000 during the 1999 period, and expenses as a percentage of revenue decreased from 35.8% to 35.2%, due primarily to a decrease in payroll expense.

               Hotel expenses increased by approximately $679,000, or 8.5% from $8,011,000 during the 1998 period to $8,690,000 during the 1999 period, and expenses as a percentage of revenues increased from 89.0% to 98.5%, primarily due to an increase in payroll expense and a reduction in the reclassification of cost of complimentary rooms reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

               Food and beverage costs and expenses decreased by approximately $80,000, or 1.2%, from $6,756,000 during the 1998 period to
               $6,676,000 during the 1999 period, and expenses as a percentage of revenues decreased from 69.5% to 69.2%, primarily due to an increase in costs of sales, due to higher pricing, an increase in payroll expense, due to a change in departmental allocations, and an increase in the reclassification of cost of complimentary food and beverage reflected as a casino expense, resulting from management's reduction in promotional allowances for casino and slot marketing promotions.

               Taxes and licenses increased $68,000, or 1.2%, from $5,911,000 in the 1998 period to $5,979,000 in the 1999 as a result of corresponding increases in slot revenues.

               The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs.



OTHER OPERATING EXPENSES

               Selling, general and administrative expenses increased $4,000, from $10,963,000 during the 1998 period to $10,967,000 during the 1999 period, and as a percentage of total net revenues, expenses decreased from 19.6% to 19.3%.

EBITDA

               EBITDA, as defined, increased by approximately $414,000, or 4.1%, from $10,162,000 during the 1998 period to $10,576,000 during the 1999 period. The increase was due to an increase in revenues and decrease in costs associated with promotional allowances as discussed above.

OTHER EXPENSES

               Rent expense increased by approximately $74,000, from $3,895,000 during the 1998 period to $3,969,000 during the 1999 period, due to corresponding annual CPI increases for land lease agreements.

               Depreciation and amortization increased by approximately $528,000, or 18.8% from $2,804,000 during the 1998 period to
               $3,332,000 during the 1999 period, primarily due to the acquisition of new slot and other equipment, and the completion of a room remodel project.

               Interest expense decreased by approximately $2,375,000, or 54.3% from $4,372,000 during the 1998 period to $1,997,000 for the 1999 period, due to the recapitalization of the Company on September 29, 1998, as discussed above in Liquidity and Capital Resources. See also Item 1. BUSINESS - Recapitalization.

               During 1999, the Company incurred approximately $726,000 in merger and acquisition costs related to the litigation of the Merger Agreement. This cost was partially offset by a reimbursement from the Company's D&O insurance carrier in the amount of $408,000.

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

               As a result of the factors discussed above, the Company experienced net income in the 1999 period of $960,000 compared to a net loss of $1,272,000 in the 1998 period, an improvement of $2,232,000 or 175.5%.



1998 COMPARED TO 1997

REVENUES

               Net revenues increased by approximately $2,112,000 or 3.9%, from $53,788,000 for 1997 to $55,900,000 for 1998.

               Casino revenues increased by approximately $2,866,000, or 7.9%, from $36,506,000 during the 1997 period to $39,372,000 during the 1998 period. This increase was primarily due to a $4,608,000, or 18.7% increase in net slot revenue offset by a $643,000, or 8.4% decrease in net table games revenues and $666,000 or 22.9% decrease in slot promotion revenue. During 1998, table games drop decreased $1,794,000 or 3.5%, and slot coin-in increased $54,170,000, or 11.8%, attributable primarily to the opening of the Nickel Palace in March 1998 and the acquisition of new state-of-the-art slot equipment. The decrease in table game revenue was also attributable to a 0.8% decrease in win percent.

               Hotel revenues decreased by approximately $701,000, or 7.2%, from $9,705,000 during the 1997 period to $9,004,000 during the 1998 period. This decrease was primarily due to a decrease in cash room revenue of $1,550,000 resulting from the decrease in the average room rate as a result of competitive room pricing in the Las Vegas market. In addition, some cash revenues were displaced by complimentary revenues as a result of the implementation of new casino and slot marketing promotions as a part of management's effort to increase casino revenues.

               Food and beverage revenues increased approximately $38,000, or .4%, from $9,686,000 during the 1997 period to $9,724,000 during the 1998 period due to an increase in complimentary revenues of $595,000 resulting from the implementation of casino and slot marketing promotions, which was offset by a decrease in cash revenues as a result of lower average check.

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

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

               Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $171,000, or 0.5%, from $34,604,000 for 1997 to $34,775,000 for
               1998.

               Casino expenses decreased by approximately $702,000, or 0.5%, from $14,170,000 during the 1997 period to $14,097,000 during the 1998 period due to a decrease in payroll expenses offset with an increase in complimentary rooms, food and beverages as a result of the casino and slot marketing promotions. Casino expenses as a percentage of revenues decreased from 38.8% to 35.8% due to the decrease in expenses and increase in slot revenue.

               Hotel expenses decreased by approximately $769,000, or 8.8%, from $8,780,000 during the 1997 period to $8,011,000 during the 1998 period, and costs as a percentage of revenues decreased from 90.5% to 89.0%, due to a decrease in hotel cash revenue as a result of aggressive casino and slot marketing promotions which resulted in higher promotional allowances.

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

EBITDA

               EBITDA, as defined, increased by approximately $479,000, or 4.9%, from $9,683,000 during 1997 to $10,162,000 during 1998 due to higher revenues, as discussed above.

OTHER EXPENSES

               Depreciation and amortization increased by approximately $501,000, or 21.8%, from $2,303,000 during the 1997 period to
               $2,804,000 during the 1998 period due to an increase in property and equipment for the 1998 period.

               Interest expense decreased by approximately $639,000, or 12.8%, from $5,011,000 during 1997 to $4,372,000 for 1998, due to the recapitalization transaction as discussed above in Liquidity and Capital Resources. See also Item 1. BUSINESS - Recapitalization.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

               The Company's financial instruments include cash and long-term debt. At December 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at December 31, 1999.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

         For the years ended December 31, 1999, 1998 and 1997

                                                                     Page

Independent Auditors' Reports                                          35

Consolidated Balance Sheets as of December 31, 1999 and 1998           37

Consolidated Statements of Operations for the Years
  Ended December 31, 1999 and 1998(Reorganized Company);
  Ten Months Ended December 31, 1997(Reorganized Company) and
  Two Months Ended February 28, 1997(Predecessor Company); and
  Combined Reorganized and Predecessor Companies for the
  Year Ended December 31, 1997                                         39

Consolidated Statements of Shareholders' Equity
  (Deficiency) for the Years Ended December 31, 1999,
  1998 and 1997                                                        41

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999 and 1998 (Reorganized Company);
  Ten Months ended December 31,1997 (Reorganized Company)
  and Two Months Ended February 28, 1997 (Predecessor Company);
  and Combined Reorganized and Predecessor Companies for the
  Year Ended December 31, 1997                                         42

Notes to Consolidated Financial Statements                             46

               All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to Consolidated Financial Statements.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

               We have audited the accompanying consolidated balance sheet of Elsinore Corporation and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

               We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 16, 2000




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Elsinore Corporation:

               We have audited the accompanying consolidated balance sheet of Elsinore Corporation and subsidiaries (Reorganized Company) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended and the ten-month period from March 1, 1997 (effective date) through December 31, 1997 and of Elsinore Corporation and subsidiaries (Predecessor Companby) for the period January 1, 1997 through February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elsinore Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended and the ten-month period from March 1, 1977 (effective date) through December 31, 1977 and of Elsinore Corporation and subsidiaries (Predecessor Company) for the period January 1, 1977 through February 28, 1977, in conformity with the generally accepted accounting principles.





KPMG LLP
Las Vegas, Nevada
February 26, 1999



                      Elsinore Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                             (Dollars in Thousands)




                                           1999                    1998
                                      ---------------        ---------------

                           Assets
Current Assets:
  Cash and cash equivalents                  $3,547                  $5,604
  Accounts receivable, less allowance for
    Doubtful accounts of $249 and $219,
    Respectively                                694                     473
  Inventories                                   594                     445
  Prepaid expenses                            1,187                   1,153
                                     ----------------       ----------------
     Total current assets                     6,022                   7,675

Property and equipment, net                  40,815                  40,218

Reorganization value in excess of amounts
    Allocable to identifiable assets, net       313                     350

Other assets                                  1,643                   1,505
                                     ----------------       ----------------

    Total assets                            $48,793                 $49,748
                                     ================       ================





See accompanying notes to consolidated financial statements.





                      Elsinore Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                           December 31, 1999 and 1998
                             (Dollars in Thousands)



                                            1999                     1998
                                      ----------------       ----------------

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                              $1,803                    $792
  Accrued interest                               735                   2,764
  Accrued expenses                             4,573                   4,359
  Current portion of long-term debt            2,079                   1,906
                                      ----------------       ----------------
     Total current liabilities                 9,190                   9,821

Long-term debt, less current portion          14,264                  15,548
                                      ----------------       ----------------
     Total liabilities                        23,454                  25,369
                                      ----------------       ----------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $19,366
  and $18,270 at December 31, 1999 and 1998,
  respectively.                              19,366                  18,270
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.               5                       5

Additional paid-in capital                    8,271                   9,367
Accumulated deficit                          (2,303)                 (3,263)
                                      ----------------       ----------------
     Total shareholders' equity              25,339                  24,379
                                      ----------------       ----------------

     Total liabilities and shareholders'
     equity                                 $48,793                 $49,748
                                      ================       =================





See accompanying notes to consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)





                                                                       Combined
                                                                     Reorganized
                                                                         And
                                                       Predecessor   Predecessor
                        Reorganized Company              Company       Company
              --------------------------------------  ------------  ------------
                                         Period from   Period from
                  Year        Year         March 1      January 1       Year
                 Ended       Ended           To            To           Ended
            December 31,  December 31,  December 31,  February 28,  December 31,
                  1999        1998          1997          1997          1997
             ------------  ------------  ------------  ------------ ------------
Revenues, net:
Casino            $39,408      $39,372      $29,584        $6,922       $36,506
Hotel               8,822        9,004        7,969         1,736         9,705
Food and beverage   9,646        9,724        7,941         1,745         9,686
Other               3,130        3,004        1,962           153         2,115
              ------------  ------------  ------------  ------------ -----------
 Total revenues    61,006       61,104       47,456        10,556        58,012
Promotional
 allowances       (4,252)      (5,204)      (3,464)         (760)        (4,224)
              ------------  ------------  ------------  ------------  ----------
 Net revenues      56,754       55,900       43,992         9,796        53,788
              ------------  ------------  ------------  ------------  ----------
Costs and expenses:
Casino             13,866       14,097       11,427         2,743        14,170
Hotel               8,690        8,011        7,403         1,377         8,780
Food and beverage   6,676        6,756        5,072         1,105         6,177
Taxes and licenses  5,979        5,911        4,497           980         5,477
Selling, general and
 administrative    10,967       10,963        7,694         1,807         9,501
Rents               3,969        3,895        3,508           673         4,181
Depreciation and
 amortization       3,332        2,804        1,774           529         2,303
Interest            1,997        4,372        4,239           772         5,011
Merger and litigation
 costs                318          363            -             -             -
             ------------  ------------  ------------  ------------  -----------
Total costs and
 expenses          55,794       57,172       45,614         9,986        55,600
             ------------  ------------  ------------  ------------  -----------
Net income(loss)
 before extraordinary
 item and
 provision for
 income taxes        960        (1,272)      (1,622)         (190)       (1,812)
Reorganization items   -             -         (292)            -          (292)
Extraordinary item     -           (77)           -        35,977        35,977
             ------------  ------------  ------------  ------------  -----------



                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Operations (continued)
                (Dollars in thousands, except per share amounts)



                                                                    Combined
                                                                  Reorganized
                                                                      And
                                                     Predecessor   Predecessor
                       Reorganized Company             Company       Company
            --------------------------------------  -------------  ------------
                                       Period from    Period from
                Year         Year        March 1       January 1     Year
               Ended        Ended          To             To         Ended
            December 31,  December 31, December 31,  February 28,  December 31,
                1999         1998         1997            1997         1997
            ------------  ------------ -----------  -------------  ------------

Net income (loss)
before undeclared
 dividends on
cumulative preferred
 stock             960      (1,349)       (1,914)       35,787          33,873


Undeclared dividends
on cumulative
preferred stock  1,096         270             -             -               -
            ------------  ------------ -----------  -------------  ------------
Net income (loss)
applicable to
common  shares
                 $(136)    $(1,619)       $(1,914)      $35,787         $33,873
            ============  ============ ============ =============  ============

Basic and diluted
loss per share:
Loss before
extraordinary
item            ($.03)       ($.31)        ($.39)        ($0.01)
Extraordinary
item                -         (.02)            -           2.26
           -------------  ------------- ------------ --------------
Net income
(loss)          ($.03)       ($.33)        ($.39)         $2.25
           =============  ============= ============ ==============

Weighted average
number of
common shares
outstanding 4,929,313    4,929,313     4,929,313      15,891,793
           ============= ============  ============= ==============



See accompanying notes to consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
          Consolidated Statements of Shareholders' Equity (Deficiency)
                  Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)



                Common Stock    Preferred Stock
                ---------------------------------
                                                                       Total
                 Out-              Out-        Additional          Shareholders'
               standing          standing       Paid-In- Accumulated  Equity
                Shares   Amount   Shares  Amount Capital   Deficit  (Deficiency)
                ----------------------------------------------------------------
Balance, January 1,
 1997           15,891,793  $16          -        - $69,602 $(110,328) $(40,710)
 Proceeds from
issuance of common
  stock subscription
  rights                 -    -          -        -     713         -       713
 Net income
predecessor company
  Jan. 1, 1997 -
  Feb. 28, 1997          -    -          -        -       -    35,787    35,787
 Fresh start
  adjustments  (10,962,480) (11)         -        - (65,320)   74,541     9,210
 Net loss of
  reorganized company
  Mar. 1, 1997 -
  Dec. 31, 1997          -    -          -        -       -    (1,914)   (1,914)
                 ---------------------------------------------------------------
Balance, December 31,
 1997            4,929,313    5          -        -   4,995    (1,914)    3,086
 Capital contribution,
  net                    -    -          -        -   4,642         -     4,642
 Issuance of
  preferred stock        -    -  50,000,000 $18,000       -         -    18,000
 Net loss                -    -           -       -       -     (1,349)  (1,349)
 Undeclared preferred   stock
dividends                -    -           -     270    (270)         -        -
                ----------------------------------------------------------------
Balance, December 31,
 1998            4,929,313    5  50,000,000  18,270   9,367     (3,263)  24,379
 Net income                                                        960      960
 Undeclared preferred
  stock dividends                             1,096  (1,096)                  -
                 ---------------------------------------------------------------
Balance, December 31,
 1999            4,929,313   $5 50,000,000  $19,366  $8,271   ($2,303)  $25,339
                 ===============================================================


See accompanying notes to consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)



                                                                      Combined
                                                                    Reorganized
                                                                        and
                                                      Predecessor   Predecessor
                      Reorganized Company               Company        Company
         -----------------------------------------------------------------------
                                        Period from   Period from
                Year          Year        March 1       January 1       Year
               Ended         Ended          to             to          Ended
             December 31, December 31,  December 31,  February 28,  December 31,
               1999          1998          1997           1997          1997
         -----------------------------------------------------------------------
Cash flows from operating
activities:

 Net income (loss) $960   ($1,349)       ($1,914)        $35,787        $33,873
 Adjustments to
 reconcile net income
 (loss) to net cash
  provided by (used
  in) operating
  activities:
 Extraordinary item   -       77               -         (35,977)       (35,977)
 Depreciation and
  amortization    3,332    2,804           1,774             529          2,303
 Loss on sale of
  equipment           -        -               3               -              3
 Changes in assets and
  liabilities:
  Accounts
  receivable      (221)      150             (77)            269            192
  Inventories     (149)      (63)            (34)              6            (28)
  Restricted cash    -       693            (558)           (111)          (669)
  Prepaid expenses (34)      914            (561)          4,092          3,531
  Other assets    (101)     (747)              -               2              2
  Accounts
  payable        1,011      (382)             72            (178)          (106)
  Accrued
  expenses         214       (94)         (2,314)            591         (1,723)
  Accrued
  interest      (2,029)    1,272            (868)            749           (119)
           ------------   ----------  -----------       ----------    ----------
 Net cash provided by
  (used in) operating
  activities     2,983     3,275          (4,477)          5,759          1,282
           ------------   ----------  -----------       ----------    ----------




                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)

                                                                      Combined
                                                                    Reorganized
                                                                         and
                                                        Predecessor Predecessor
                      Reorganized Company                 Company      Company
               -----------------------------------------------------------------
                                          Period from    Period from
                    Year        Year        March 1       January 1     Year
                   Ended       Ended           to            to         Ended
                December 31, December 31, December 31, February 28, December 31,
                   1999         1998          1997          1997         1997
              ------------------------------------------------------------------
Cash flows used in
investing activities:
 Net capital
  expenditures     ($3,046)    ($2,117)      ($2,593)       ($141)      ($2,734)
              -------------    ----------   ---------   -----------  -----------
 Net cash used in
 investing
 activities         (3,046)     (2,117)       (2,593)        (141)       (2,734)
              -------------    ----------    --------   -----------  -----------

Cash flows from
financing activities:
 Principal payments
 on long-term debt  (1,994)     (6,104)         (549)         (12)         (561)
 Capital contribution    -       4,642             -          713           713
              --------------  -----------    ---------  -----------  -----------
 Net cash provided
  by(used in)financing
  activities       (1,994)      (1,462)         (549)         701           152
              --------------  -----------    ---------  -----------  -----------

Net increase
 (decrease)in cash
 and cash
 equivalents      (2,057)        (304)        (7,619)       6,319        (1,300)
 Cash and cash
 equivalents at
 beginning of
 period            5,604        5,908         13,527        7,208         7,208
             ----------------  ----------    ----------  -----------  ----------
Cash and cash
equivalents at
end of period     $3,547       $5,604         $5,908      $13,527        $5,908
             ================  ==========    ==========  ===========  ==========


See accompanying notes to consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)

                                                                      Combined
                                                                     Reorganized
                                                                        and
                                                      Predecessor    Predecessor
                       Reorganized Company              Company        Company
              ------------------------------------------------------------------
                  Year        Year       Period from  Period from      Year
                 Ended       Ended        March 1 to  January 1 to     Ended
               December 31, December 31, December 31, February 28, December 31,
                  1999        1998         1997           1997         1997
              ------------------------------------------------------------------
Supplemental
disclosure of
non-cash investing
and financing
activities:
Fresh start
adjustments which
result in an
increase (decrease)
to the following:
 Property and equipment,
 net                     -             -         -     ($13,130)      ($13,130)
 Leasehold acquisitions
  costs, net             -             -         -        1,907          1,907
 Reorganization value
  in excess of amounts
  allocable to
  identifiable assets    -             -         -         (387)          (387)
 Investment in Fremont
  Street Experience LLC  -             -         -        2,400          2,400
 Accounts payable        -             -         -          344            344
 Accrued interest        -             -         -         (525)          (525)
 Estimated liabilities
  subject to Chapter 11
  proceedings            -             -         -      (72,552)       (72,552)
 Long-term debt, less
  current maturities     -             -         -       36,756         36,756
 Common stock,
  predecessor company    -             -         -         (16)            (16)
 Common stock,
  reorganized company    -             -         -           5               5
 Additional paid in
  capital                -             -         -     (65,320)        (65,320)
 Accumulated deficit     -             -         -     110,518         110,518
 Undeclared preferred
  stock dividends   $1,096          $270         -           -               -
 Conversion of debt to
  preferred stock        -       $18,000         -           -               -





                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)

                                                                      Combined
                                                                     Reorganized
                                                                        and
                                                      Predecessor    Predecessor
                       Reorganized Company              Company        Company
              ------------------------------------------------------------------
                  Year        Year       Period from  Period from      Year
                 Ended       Ended        March 1 to  January 1 to     Ended
               December 31, December 31, December 31, February 28, December 31,
                  1999        1998         1997           1997         1997
              ------------------------------------------------------------------

Cash paid during the
year for:

 Interest           $4,025            -         $5,129        -         $5,129
 Equipment purchased
  with capital leases $883       $1,863         $1,889        -         $1,889


         See accompanying notes to consolidated financial statements.





                      Elsinore Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


               On October 31, 1995, Elsinore Corporation, and certain wholly owned subsidiaries, as debtors in possession, (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 12, 1997, the Plan of Reorganization filed by the Predecessor Company (the "Plan") was confirmed and became effective following the close of business on February 28, 1997 (the "Effective Date"). Upon the Effective Date of the Plan, Elsinore Corporation (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be March 1, 1997. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

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

         Pursuant to the Plan, the following occurred upon the Effective Date:

               The old common stock interests in the Predecessor Company were canceled and the Reorganized Company issued 4,929,313 shares of new common stock (the "New Common Stock"). The New Common Stock was distributed to the following classes of creditors and equity holders:

              12.5% First Mortgage noteholders                       3,750,000
              7.5% Convertible Subordinated noteholders                 68,234
              Internal Revenue Service                                  38,373
              Old common stockholders                                   72,706
                                                                    ----------
                    Total                                            3,929,313
                                                                    ==========

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
                                                                     =========

               Under the Plan, the Reorganized Company is required to issue the following additional shares of New Common Stock to the following creditor groups whose claims had not been resolved as of the Effective Date:



              Unsecured Creditors of Four Queens, Inc.                  50,491
              Unsecured Creditors of Elsinore Corporation               14,159
                                                                        ------
                   Total                                                64,650
                                                                        ======

               After giving effect to this issuance of additional shares, the Reorganized Company will have 4,993,963 issued and outstanding shares of New Common Stock. An additional 6,037 shares of New common Stock were issuable under the Plan to certain unsecured creditors of the Reorganized Company. However, they waived their entitlement to those shares in connection with the resolution of certain litigation. See Item 3. LEGAL PROCEEDINGS.

               The proceeds from the rights offering were held in a separate bank account and use was restricted until the Effective Date.

               Until December 31, 1999, Riviera Gaming Management-Elsinore ("RGME") held a warrant to purchase 1,125,000 shares of New Common Stock for $1 per share. The arrangement under which RGME managed the Four Queens Hotel terminated on December 31, 1999.



               The effects of the Plan and fresh start reporting on the balance sheet at February 28, 1997 are as follows:


                 Predecessor      (a)        (b)           (c)      Reorganized
                   Company        Debt    Issue of    Fresh Start     Company
                 February 28,   Discharge   Stock     Adjustments     March 1,
                    1997                                                1997
                -------------   --------- --------    -----------   -----------
Assets
Current assets:
 Cash and
 cash equivalents   $13,527                                            $13,527
 Accounts receivable,
 net                    546                                                546
 Inventories            348                                                348
 Prepaid expenses     1,288                                              1,288
                -------------   --------- --------    -----------   -----------
Total current assets 15,709                                             15,709

Property and equipment,
 net                 23,191                              $13,130        36,321
Leasehold acquisition
 costs, net           1,907                               (1,907)
Reorganization value
in excess of amounts
allocable to
identifiable assets                                          387           387
Investment in
Fremont Street                                            (2,400)
 Experience LLC      2,400
Restricted cash
available for payment
 on long-term debt     353                                                 353
Other assets           740                                                 740
                -------------   --------- --------    -----------   -----------
Total assets       $44,300           $ -      $ -         $9,210       $53,510
                =============   ========= ========    ===========   ===========

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
 Current maturities
 of long-term debt     $41                                  $873          $914
 Accounts payable      757          $344                                 1,102
 Accrued expenses    6,766                                               6,766
 Accrued interest    2,886          (525)                                2,361
                -------------   --------- --------    -----------   -----------
Total current
liabilities         10,450          (181)                    873        11,143

Estimated liabilities subject to chapter 11
 proceedings        72,552       (72,552)
Long-term debt, less current
maturities           1,484        36,756                    (873)       37,367
                -------------   --------- --------    -----------   -----------
Total liabilities   84,487       (35,977)                               48,510
                -------------   --------- --------    -----------   -----------

Shareholders' equity (deficiency)
 Common stock,
 predecessor company   16                                    (16)
 Common stock,
 reorganized company                          $4               1             5
 Additional
 paid in capital   70,315                     (4)        (65,316)        4,995
 Accumulated
 deficiency      (110,518)        35,977                  74,541
                -------------   --------- --------    -----------   -----------

Total shareholders' equity
 (deficiency)     (40,187)        35,977                   9,210         5,000
                -------------   --------- --------    -----------   -----------
Total liabilities and shareholders'
  equity          $44,300            $ -     $ -          $9,210       $53,510
                =============   ========= ========    ============  ===========

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


2.       Summary of Significant Accounting Policies

(a)      Principles of Consolidation


               The consolidated financial statements include the accounts of Elsinore Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.


(b)      Reorganization Value in Excess of Amounts Allocable to
         Identifiable Assets


               Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at December 31, 1999 and 1998 was approximately $73,000 and $37,000, respectively.


(c)      Reorganization Items


               Reorganization expense is comprised of administrative and severance expenses incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items for the years ended 1999, 1998, and 1997 were $0, $0, and $292,000, respectively.


(d)      Accounting for Casino Revenue and Promotional Allowances


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



                                      Years Ended December 31,
                                  -----------------------------
                                  1999         1998        1997
                                      (Dollars in thousands)

         Hotel                    $903        $1,257       $703
         Food & beverage         2,498         2,070      2,219
                                 -----         -----      -----
           Total                $3,401        $3,327     $2,922
                                 =====         =====      =====





(e)      Cash Equivalents


               Cash  equivalents   include  highly  liquid  investments  with  a
               maturity date of 90 days or less at the date they were purchased.


(f)      Inventories


               Inventories are stated at the lower of cost (first-in, first-out) or market.


(g)      Property and Equipment


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


(h)      Other Assets



         Other assets consists of the following:


                                                       December 31,
                                                    1999        1998
                                                 (Dollars in thousands)
                                                  --------------------

         Secured letter of credit                   $655        $615
         Promotional inventory                       328         187
         Parking garage deposit                      391         413
         Security deposits on leases                 162         190
         Other                                       107         100
                                                   -----       -----
                  Total                           $1,643      $1,505
                                                   =====       =====

(i)      Income Taxes


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


(j)      Loss Per Share

               Basic per share  amounts  are  computed  by  dividing  net income
               (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common shares equivalents. Since the Company incurred a net loss available to common shareholders, the effect of common share equivalents was anti-dilutive. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock was not included in diluted per share calculations since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods.


(k)      Long-lived Assets


               Long-lived assets used in operations are evaluated each reporting period for impairment by comparing the undiscounted cash flows estimated to be generated by those assets to the assets' carrying amount. There was no write-down of assets for the years ended December 31, 1999, 1998, and 1997, other than in connection with the application of fresh start accounting.



(l)      Reclassification

               Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income (loss).


(m)      Use of Estimates


               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results may differ from those estimates.



(n)          Recently Issued Accounting Standards



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


3.       Property and Equipment

Property and equipment consists of the following:

                                                   December 31,
                                              1999              1998
                                              -----------------------
                                               (Dollars in thousands)


         Land                                $2,800            $2,800
         Buildings                           29,952            27,305
         Equipment                           15,572            13,252
         Construction in progress                 2             1,110
                                             ------            ------
                                             48,326            44,467
         Less accumulated depreciation
            and amortization                  7,511             4,249
                                             ------            ------
                                            $40,815           $40,218
                                             ======            ======


4.       Accrued Expenses

Accrued expenses consist of the following:

                                                   December 31,
                                              1999              1998
                                              ----------------------
                                              (Dollars in thousands)


Payroll, benefits and related                $2,231          $1,862
Gaming taxes                                    153             255
Slot club liability                             706             671
Outstanding chip and token liability            446             695
Other                                         1,037             876
                                              -----           -----
                                             $4,573          $4,359
                                              =====           =====



5.       Native American Casino Operations

Spotlight 29 Casino


               In November 1993, the Company's subsidiary, Palm Springs East Limited Partnership ("PSELP"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") entered into a management contract (the "Contract"), whereby PSELP had the exclusive right to manage and operate the Spotlight 29 Casino (the "Spotlight 29"), located near Palm Springs, California, and owned by the Band.



               In March 1995, the Band and PSELP had a dispute regarding, among other things, the terms of the Contract. As a result, PSELP lost its management position, and subsequently wrote off casino development costs of $1,037,000 and accrued interest and working capital loans of $3,500,000.


               On March 29, 1996, PSELP entered into a settlement with the Band that was approved by the Bankruptcy Court and which received final clearance by the Bureau of Indian Affairs. Pursuant to the settlement agreement, PSELP received a promissory note from the Band dated October 8, 1996, in the principal amount of $9,000,000, which was fully reserved at February 28, 1997 (the "Note"). While the Note has a 36-month amortization schedule, monthly payments are limited to 20% of Spotlight 29's monthly net income. The Note was due and payable on October 15, 1999. The terms of the Note are as follows: (i) if Spotlight 29's net income is insufficient to fully pay the Note at October 15, 1999, the Note automatically extends for an additional two years, until October 15, 2001; (ii) if Spotlight 29's net income is insufficient to fully pay the Note at the end of the extension period, October 15, 2001, it may be extended up to an additional two years, until October 15, 2003, upon the approval of the National Indian Gaming Commission ("NIGC"), however, if the NIGC does not approve the additional extension, the Note will be forgiven at October 15, 2001; and (iii) if NIGC does approve the additional extension to October 15, 20003, but Spotlight 29's net income is insufficient to pay the Note at the end of this final extension period, the Note will be forgiven at October 15, 2003. As Spotlight 29's net income was insufficient to fully pay the Note at October 15, 1999, the Note, pursuant to its terms, was automatically extended until October 15, 2001.


               Interest on the note is at an annual rate equal to the greater of 10% or the maximum rate allowed under California law, not to exceed 12%. PSELP has received $3,639,000 in total payments, under the terms of the note as of December 31, 1999. Of these total payments, the amounts of $1,172,000, $1,431,000 and $711,000 have been recorded in other income for the years ended December 31, 1999, 1998 and 1997, respectively. The principal balance at December 31, 1999 was $8,172,000. There can be no assurance that the Company will be able to make collections on this Note in the future.



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


               During 1995, the Contract was terminated by 7 Cedars. As a result, the Company recorded a reserve on the $9,000,000 note and wrote off unamortized casino development costs in the amount of $242,000 and all accrued interest. At February 28, 1997, the Company wrote off the note receivable and related reserve.



6.       Long-Term Debt

Long-term debt consists of the following:

                                                          December 31,
                                                    1999               1998
                                                    -----------------------
         12.83% New Mortgage Notes("New Notes")   $11,104            $11,104
         Notes payable - IRS                          448                719
         Notes payable - Other                        767              1,100
         Capital leases (see Note 8)                4,024              4,531
                                                   ------             ------
                                                   16,343             17,454
         Less current maturities                   (2,079)            (1,906)
                                                   ------             ------
                                                  $14,264            $15,548
                                                   ======             ======

               Interest on the New Notes is payable on February 28 and August 31 of each year. Principal is due on August 20, 2001. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

               The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, which was $5 million, less $5 million. At certain times during 1999 the Company was not in compliance with these requirements, however waivers were obtained from the lender. The Company was in compliance with the covenants applicable to the New Notes as of December 31, 1999.

               The Company has one unsecured note payable to the IRS as a result of the bankruptcy. The note bears interest at 8% and is payable in semiannual installments of $161,450 through February 2001.

               The Company has two unsecured notes payable to certain vendors as a result of the bankruptcy. These notes are non-interest bearing and are payable in quarterly installments of $2,800 through February 2002. The Company also has a note, which is non-interest bearing, for the purchase of guest room furniture, and several other notes for the purchase of slot machines from various slot manufactures.

Maturities of the Company's long-term debt are as follows:

         Year Ending December 31,
                           2000                          2,079
                           2001                         12,275
                           2002                            424
                           2003                             96
                           2004                              3
                           Thereafter                    1,466
                                                        ------
                                                     $  16,343
                                                        ======

7.   Leases

               All non-cancelable leases have been classified as capital or operating leases. At December 31, 1999, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                                   December 31,
                                             1999               1998
                                             -----------------------
                                              (Dollars in thousands)

     Building                               $1,364             $1,364
     Equipment                               4,480              3,735
                                             -----              -----
                                             5,844              5,099
     Less accumulated amortization          (1,407)              (919)
                                             -----              -----
                                            $4,437             $4,180
                                             =====              =====

               Amortization of assets held under capital leases is included with
               depreciation  and   amortization   expense  in  the  Consolidated
               Statements of Operations.

               The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1999:





                                           Capital       Operating
                                            Leases        Leases
                                           -------       --------
                                            (Dollars in thousands)
     Years Ending December 31,

     2000                                  $1,462          $4,031
     2001                                   1,293           4,031
     2002                                     671           4,026
     2003                                     321           3,932
     2004                                     223           3,870
     Thereafter                             6,463         106,969
                                           ------         -------
   Total minimum lease payments           $10,433        $126,859
                                           ======         =======

Less:    amount representing
         interest(at imputed rates
         ranging from 5.9%
         to 15.0%)                         6,409
                                           -----
     Present value of net
         minimum capital lease
         payments                          4,024
   Less: current maturities               (1,061)
                                           -----
   Capital lease obligations,
    excluding current maturities          $2,963
                                           =====

               Rent expense recorded under operating leases for the years ended December 31, 1999, 1998 and 1997 was $3,404,000, $3,642,000 and
               $3,178,000, respectively.

8.          Income Taxes


               No income tax benefit related to the 1999 income and 1998 and 1997 losses have been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.


               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                      December 31,
                                                  1999           1998
                                                  -------------------
                                                (Dollars in thousands)


Deferred tax assets:


Accounts receivable, principally

    due to allowance for doubtful accounts   $   85              $92
Accrued compensation, principally
    due to accrual for financial
    reporting purposes                          503              502
Progressive slot and slot club accruals         325              467
Merger costs, principally due to amounts
    not currently deductible for tax purposes     -               57
Net operating loss carryforwards              9,139            9,400
General business credit carryforward,
    principally due to investment
    tax credit generated in prior years       1,086              137
Income recognized for tax purposes
    on investment in partnership              1,106            1,027
Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods              66               66
Loan receivable principal due to
   allowance for uncollectibility             4,508            4,508
Reorganization items, principally due
   to amounts not currently
   deductible for tax purposes                   31               23
                                             ------           ------
  Total gross deferred tax assets            16,849           16,279
 Less valuation allowance                   (11,661)         (10,892)
                                             ------           ------
      Net deferred tax assets                 5,188            5,387
                                             ------           ------
Deferred tax liabilities:
 Plant and equipment, principally due to

    differences in depreciation              (3,744)         (3,898)
 Prepaid expenses, principally due to
    deduction for tax purposes                 (314)           (321)
Losses recognized for tax purposes on
    partnership investments                  (1,130)         (1,168)
                                              -----           -----
Total gross deferred tax liabilities         (5,188)         (5,387)
                                              -----           -----
       Net deferred tax asset(liability)    $     -         $     -


               Prior  to  emergence  from  bankruptcy  following  the  close  of business on February 28, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $85,000,000. As a result of ownership changes in prior years, Internal Revenue Code Section 382 ("Section 382") limited the amount of loss carryforward currently available to offset federal taxable income. As a result of the bankruptcy and the resulting change in ownership, the existing net operating loss is limited under Section 382. The loss carryforwards began to expire in the year 1999 and will completely expire by 2007.


               The Company had general business tax credit carryforwards for federal income tax purposes of approximately $766,000 which are available to reduce future federal income taxes, if any, through 1999. In addition, the Company had alternative minimum tax credit carryforwards of approximately $320,000 which are available to reduce future federal income taxes, if any, over an indefinite period. Both of these amounts are limited by Section 382 and may not be available for use in future periods.

9.   Benefit Plans

               Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 1999, 1998 and 1997 totaled $426,000, $317,000, and
               $149,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

               On October 1, 1990, the Company instituted a savings plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $87,000, $66,000, and $120,000 for 1999, 1998 and 1997, respectively. There were 152, 179, and 438 participants in the savings plan as of December 31, 1999, 1998 and 1997, respectively.


10.    Recapitalization


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

               Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have an aggregate liquidation preference, including all accrued or declared but unpaid dividends, of $19,366,000 and are convertible into 93,000,000 shares of the Company's common stock.

               In addition, on September 29, 1998, the Company issued to the MWV Accounts New Mortgage Notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the second mortgage notes that reduced the interest rate payable thereon from 13.5% to 12.83%.

11.         Commitments and Contingencies


               RGME managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The arrangement under which RGME managed the Four Queens Hotel and Casino terminated on December 31, 1999.



               The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC, a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience. The Company is liable for a proportionate share of the project's operating expenses. The Company's allocated share of the operating costs of the Fremont Street Experience ($600,000 in 1999, 1998, and 1997, respectively) are expensed as incurred.

               The Company is also a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 12 below.

               On March 25, 1999, a Final Decree and Order was entered closing the Chapter 11 cases for Elsinore Corporation, Elsub Management Corporation, Palm Springs East, LP, and Four Queens, Inc.

               Under the Plan of Reorganization that became effective following the close of business on February 28, 1997, the Company is presently required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

     Unsecured Creditors of Four Queens, Inc.                  50,491
     Unsecured Creditors of Elsinore Corporation               14,159
                                                               ------
            Total                                              64,650
                                                               ======

         The Company is currently arranging for the issuance of these shares.

               The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

12.  Proposed Merger

               In the first half of 1998, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1998, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding Common Stock for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1998 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provided for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

               Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1999.

               Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1998, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger (the "Riviera Merger Agreement") with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

               The Merger Agreement contained conditions precedent to consummation of the Merger, including (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof, (ii) all necessary approvals from gaming authorities and (iii) consummation of the Riviera Merger.

               On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The
               Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

               On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief.

               Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

13.  Taxes and Licenses, Other Than Income Taxes

               Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                                  Operating Departments
                                  (Dollars in thousands)

                                       Food and
           Casino        Hotel         Beverage          Other          Total
           ------        -----         --------          -----          -----
1999       $3,956      $   456           $ 431          $1,136         $5,979
1998       $3,955      $   411           $ 438          $1,107         $5,911
1997       $3,513      $   477           $ 413          $1,074         $5,477

14.  Supplemental Financial Information

               A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 1999, 1998 and 1997 follows:



                                 (Dollars in thousands)

                 Balance at                               Balance
                Beginning of                             At End of
                   Year        Additions     Deductions     Year
                ------------   ---------     ----------  ---------
Years Ended
-----------
1999               $219          $ 50           $ 20        $249
1998               $165          $132           $ 78        $219
1997               $347          $ 64           $246        $165

15.    Subsequent Events

               On March 6, 2000, the Company, entered into a non-binding letter of intent with PDS Financial Corporation for the sale of the capital stock of Four Queens, Inc., for a purchase price of $30 million, subject to adjustment. The Four Queens Hotel & Casino constitutes substantially all of the operating assets of Elsinore Corporation. The Company holds certain non-operating assets, which are not subject to the transaction with PDS Financial.

               Consummation of the acquisition is subject to a number of conditions, including due diligence review, negotiation and execution of a definitive purchase agreement, receipt of required regulatory approvals, including approval of the Nevada Gaming Commission, other gaming approvals, and, if necessary, approval under the Hart-Scott-Rodino Antitrust Act, and receipt by PDS of satisfactory purchase financing. There can be no assurance that a definitive agreement can be reached, that the other conditions to the acquisition will be satisfied or that the acquisition will be consummated.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Effective June 17, 1999 the Company dismissed its certifying accountants, KPMG LLP. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

               The reports of KPMG on the Company's financial statements as of and for the two years ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

               During the two most recent fiscal years and the interim periods subsequent to December 31, 1998 through March 31, 1999, the Company was unaware of any disputes between the Company and KPMG as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The Company has requested KPMG to furnish it a letter addressed to the Commission stating whether it agrees with the above statements.

               The Company selected the firm of Deloitte & Touche LLP as independent accountants for the Company's fiscal year ending December 31, 1999 to replace KPMG LLP. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

               The Company filed a Form 8-K, dated June 30, 1999, reporting a change in accountants. There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting disagreements on any matter of accounting principle, practice, financial statement disclousure or auditing scope or procedure.

                                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

               The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company. Each person listed below assumed his position with the Company on the Plan Effective Date and was re-elected at the Company's 1999 Annual Shareholders' Meeting held on October 26, 1999 to serve until the next Annual Shareholders' Meeting. In 1999, each executive officer of the Company was also a Director of the Company.

Name                                     Age               Position
----                                     ---               ---------

Directors and Officers
----------------------

John C. "Bruce" Waterfall                62               Chairman of the Board

Jeffrey T. Leeds                         44               President, Chief
                                                          Executive Officer
                                                          and Director

S. Barton Jacka                          63               Treasurer, Secretary
                                                          and Director

Significant Employee
--------------------

Dual B. Cooper, Jr.                      56               General Manager



               John C. "Bruce" Waterfall. Mr. Waterfall has been a professional money manager and analyst for the past 30 years with MWV, of which he is President and a co-founder. Certain investment accounts managed by MWV own 94.3% of the outstanding Common Stock, and Mr. Waterfall exercises sole voting and investment authority over that Common Stock. Mr. Waterfall also serves as a director of Darling International, Inc., a publicly reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

               Jeffrey T. Leeds. Since 1993, Mr. Leeds has been President of Leeds Group, Inc., a private investment banking firm which he co-founded. Mr. Leeds is also a Principal of Advance Capital Management, LLC, a private equity firm which he formed in 1995. Mr. Leeds also serves as a director of Real Page, Inc. and Edison Schools, Inc., publicly reporting companies under the Exchange Act.

               S. Barton Jacka. Since 1996, Mr. Jacka has been a gaming consultant and serves as the chairman for gaming compliance committees of one other publicly held company and two private companies licensed by the Nevada Gaming Authorities. From 1993 to 1996, Mr. Jacka was with Bally Gaming, Inc. and Bally Gaming International, Inc., first as Director of Government Affairs and Gaming Compliance and later as Vice President. Prior positions were with Bally Manufacturing Corporation and Bally's Casino Resort Las Vegas from 1987 to 1992. Mr. Jacka retired from the position of Chairman of the Nevada State Gaming Control Board, a position he held from 1985 to 1987, prior to entering the private sector.

               Dual B. Cooper, Jr. Mr. Cooper assumed the position of General Manager of the Four Queens effective September 3, 1999. Mr. Cooper has over 30 years of experience in the Gaming Industry. He has worked with Harrah's, Bally's, the Desert Inn and most recently at Casino Magic Corp.

Item 11. EXECUTIVE COMPENSATION.

               The following table provides certain summary information concerning compensation paid by the Company to each person who served as Chief Executive Officer during any part of the year ended December 31, 1999. No person who held any other executive officer position during any part of 1999 received a total annual salary and bonus in excess of $100,000 in such year.




                                                        Long Term
                                                       Compensation
                                 Annual Compensation      Awards
                                 -------------------    ----------
                                                        Securities    All Other
Name and Principal Position                             Underlying Compensation
                               Year Salary($) Bonus($)   Options(#)     ($)
                               ---- --------  -------    --------     ---------
Jeffrey T. Leeds               1999  39,000     -0-         -0-           -0-
 President and Chief Executive 1998  37,000     -0-         -0-           -0-
 Officer                       1997  35,000     -0-         -0-           -0-


         Mr. Leeds assumed his positions on the Plan Effective Date.

Stock Options and Similar Rights.

               The Company did not grant any stock options or stock appreciation rights (collectively, "Stock Rights") during 1999 nor were any Stock Rights exercised in 1999. As of the Plan Effective Date, all previously outstanding Stock Rights were canceled.

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

Compensation Committee Interlocks and Insider Participation.

               The Company did not have a compensation committee in 1999. The full Board of Directors has made all decisions regarding executive officer compensation. Messrs. Leeds and Jacka receive compensation as executive officers and are members of the Board of Directors.

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

               In addition, Elsinore issued to the MWV Accounts New Mortgage Notes in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Mortgage Notes that reduced the interest rate payable thereon from the 13.5% payable under the old second mortgage notes to the 12.83% payable under the New Mortgage Notes. The Company's Chairman of the Board, Mr. Waterfall, is the President and a principal shareholder of MWV, which manages the MWV Accounts.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

               As of December  31,  1999,  the Company had two classes of voting securities, Common Stock and Series A Convertible Preferred Stock. Series A Convertible Preferred Stock votes on an as-converted basis except with respect to the election of directors for which each share is entitled to one vote. As of December 31, 1999, the beneficial ownership of Common Stock by each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Series A Convertible Preferred Stock, is as follows:



                            Common Stock
                            ------------

Name and Address of Beneficial Owner            Amount and Nature of    Percent
------------------------------------            --------------------    -------
                                             Beneficial Ownership(1)   of Class
                                             -----------------------   --------
John C. "Bruce" Waterfall, who
exercises voting and investment
authority over the Common Stock
owned by the MWV Accounts, as follows
(2)(3):
  Betje Partners                                    4,278,690.06          46.5%
  Endowment Prime, L.L.C. (f/k/a)
  The Common Fund for Non-Profit Organizations     14,836,328.84          77.8
  Morgens Waterfall Income Partners, L.P.           2,604,280.86          34.6
  MWV Employee Retirement Plan Group Trust            879,022.60          15.2
  MWV International, Ltd.                           3,898,515.00          79.1
  Phoenix Partners, L.P.                           12,276,868.62          71.4
  Restart Partners, L.P.                           10,273,330.56          67.6
  Restart Partners II, L.P.                        19,677,499.86          80.0
  Restart Partners III, L.P.                       16,089,026.04          76.5
  Restart Partners IV, L.P.                        10,135,926.78          67.3
  Restart Partners V, L.P.                          2,696,949.78          35.4
                                                   -------------          ----
                  Total                            97,646,439.00          99.7%
                                                   =============          ====


                              Preferred Stock
                              ---------------
Name and Address of Beneficial Owner          Amount and Nature of      Percent
------------------------------------          --------------------      -------
                                           Beneficial Ownership(1)     of Class
                                           ----------------------      --------
John C. "Bruce" Waterfall, who
exercises voting and investment
authority over the Common Stock
owned by the MWV Accounts, as follows
(2)(3):
  Betje Partners                                   2,300,371.00            4.6%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations    7,596,894.00           15.2
  Morgens Waterfall Income Partners, L.P.          1,400,151.00            2.8
  MWV Employee Retirement Plan Group Trust           450,110.00             .9
  MWV International, Ltd.                                     -              *
  Phoenix Partners, L.P.                           6,600,467.00           13.2
  Restart Partners, L.P.                           5,523,296.00           11.0
  Restart Partners II, L.P.                       10,579,301.00           21.2
  Restart Partners III, L.P.                       8,650,014.00           17.3
  Restart Partners IV, L.P.                        5,449,423.00           10.9
  Restart Partners V, L.P.                         1,449,973.00            2.9
                                                  -------------           ----
                  Total                           50,000,000.00          100.0%
                                                  =============          =====

*Less than 1% of the outstanding shares

               (1) The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission and are based on 4,929,313 shares of Common Stock and 50,000,000 shares of Preferred Stock, which are convertible into 93,000,000 shares of Common Stock outstanding as of February 6, 2000.

               (2) The address for Mr. Waterfall and each of the MWV Accounts is 10 East 50th Street, New York, New York 10022.

               (3) The Common Stock table represents shares on an as-converted basis and the Preferred Stock table only represents preferred shares. Pursuant to agreements and undertakings with the Board and the Commission which were required in order for the Plan to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to Common Stock owned by the MWV Accounts.
               MWV and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant Exchange Act rules, they could also be deemed the beneficial owners of Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of Common Stock, expressed in number of shares, on an as-converted basis, and percent of the class, to MWV and those affiliates is as follows: MWV- 9,056,227.66
               (90.2%);  Endowment  Prime,  L.L.C.  -  14,836,328.84(77.8%);  MW
               Capital,  L.L.C. - 2,604,280.86 (34.6%); MW Management,  L.L.C. -
               12,276,868.62(71.4%);  Prime Group,  L.P.  -10,273,330.56(67.6%);
               Prime Group II, L.P. - 19,677,499.86 (80.0%); Prime Group III, L.P. - 16,089,026.04 (76.5%); Prime Group IV, L.P. -
               10,135,926.78  (67.3%);  and Prime  Group V, L.P. -  2,696,949.78
               (35.4%). The possible attribution of ownership of Preferred Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV- 2,750,481.00 (5.5%); Endowment Prime, L.L.C. - 7,596,894.00(15.2%); MW Capital, L.L.C. 1,400,151.00 (2.8%); MW Management, L.L.C. - 6,600,467.00(13.2%);
               Prime Group, L.P.  -5,523,296.00  (11.0%); Prime Group II, L.P. -
               10,579,301.00  (21.2%);  Prime  Group III,  L.P.  -  8,650,014.00
               (17.3%);  Prime Group IV, L.P. - 5,449,423.00  (10.9%); and Prime
               Group V, L.P. - 1,449,973.00 (2.9%). In view of Mr. Waterfall's possession of sole voting and investment power over the Common Stock and Preferred Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of Common Stock and Preferred Stock.

Security Ownership of Management

               As of February 6, 2000, the beneficial ownership of Common Stock and Preferred Stock by each of Elsinore's directors and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:




                                            Amount and Nature
                                              of Beneficial
Title of Class    Name of Beneficial Owner      Ownership      Percent of Class
--------------    ------------------------      ---------      ----------------

Common Stock      John C. "Bruce" Waterfall,
                  Chairman of the Board (1)   97,646,440 (2)         99.7%

Common Stock      Directors and executive
                  officers as a
                  group (3 persons)           97,646,440 (2)         99.7
Series A
Convertible       John C. "Bruce" Waterfall,
Preferred         Chairman of the Board (1)   50,000,000            100.0

Series A          Directors and executive
Convertible       officers as a
Preferred         group (3 persons)           50,000,000            100.0



         (1) See note (3) to the table on page 68.

         (2) See note (1) to the table on page 68 discussing beneficial owners of more than 5% of the outstanding Common Stock for information regarding Mr. Waterfall's beneficial ownership.

Changes in Control

               In the first half of 1997, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding Common Stock for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1998 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provided for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

               Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998.

               Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1998, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger (the "Riviera Merger Agreement") with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

               The Merger Agreement contained conditions precedent to the consummation of the Merger, including (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof, (ii) all necessary approvals from gaming authorities and (iii) consummation of the Riviera Merger.

               On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The
               Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

               On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief.

               Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

               A change in control of the Company would result if the Merger is consummated or if the Common Stock held by the MWV Accounts is acquired by R&E pursuant to the Option Agreement. Upon the occurrence of either event, the Company would be controlled by R&E which, in turn, is controlled by Allen E. Paulson. See Item
               1. BUSINESS - Agreement and Plan of Merger.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Mr. Waterfall, our Chairman of the Board, is the President and a principal shareholder of MWV, which manages the MWV Accounts. Pursuant to the Recapitalization, the MWV Accounts have beneficially owned 99.7% of the Common Stock and $11,104,000 principal amount of the New Mortgage Notes. See Item 11.
               EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation.

               As discussed in Item 1. BUSINESS - The Four Queens Casino, RGME, a subsidiary of Riviera, managed the Four Queens Casino under a Management Arrangement. In connection with RGME's management, RGME's principal officer also served, at the request of Elsinore, as the sole director and officer of Four Queens on a non-salaried basis and was excluded from performing policy-making functions for Elsinore. As a result of the termination of the Management Arrangement between the Company and RGME on December 31, 1999, Mr. Waterfall, has assumed the positions of sole director and officer of the Four Queens. In addition, as discussed in Item 1. BUSINESS - Agreement and Plan of Merger, the Riviera was also a party to an agreement with R&E providing for the Riviera Merger. Effectiveness of the Riviera Merger was a condition precedent to consummation of the Merger. Upon consummation of the Merger, RGME would have been entitled to certain payments under the Management Arrangement as discussed in Item 1. BUSINESS - The Four Queens Casino.

               The Management Arrangement was negotiated and went into effect before R&E or any of its affiliates entered into negotiations with Riviera or Elsinore concerning the Merger, the Riviera Merger, the Option Agreement or the Riviera Option Agreement.

               Under the Merger Agreement Elsinore had agreed to obtain a tail insurance policy covering Elsinore's directors and officers for acts or failures to act prior to the effectiveness of the Merger, and having substantially the same coverage and deductibles as Elsinore's directors' and officers' liability insurance policy as in effect on July 1, 1998. The Merger Agreement provided that the cost to Elsinore (net of any amounts paid by third parties) of the tail insurance policy would not exceed $150,000.

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

         2.2*     Order Confirming First Amended Plan of Reorganization [2.2](5)

         2.3*     Bankruptcy Court Order Approving Plan Documentation [2.3](6)

         3.1* Amended and Restated Articles of Incorporation of Elsinore Corporation [3.1](7)

         3.2*     Amended and Restated Bylaws of Elsinore Corporation [3.2](7)

         4.1* Certificate of Designations, Preferences and Rights of Elsinore Corporation Series A Preferred Stock [3.3] (14)

         10.1* Sublease, dated May 26, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.1](1)

         10.2* Amendment of Sublease, dated June 15, 1964, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.2](1)

         10.3* Amendment of Sublease, dated February 25, 1965, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.3](1)

         10.4* Amendment to Lease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens, Inc. [10.4](1)

         10.5* Supplemental Lease, dated January 29, 1973, by and between A.W. Ham, Jr. and Four Queens, Inc.[10.5](1)

         10.6* Lease Agreement, dated April 25, 1972, by and between Bank of Nevada and Leon H. Rockwell, Jr., as Trustees and Four Queens, Inc. [10.6](1)

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

         10.9*    Ground Lease, dated October 25, 1983, between
                  Katherine M. Purkiss and Four Queens, Inc. [10.9](1)

         10.10* Ground Lease, dated October 25, 1983, between Otto J. Westlake and Four Queens, Inc. [10.10](2)

         10.11* Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens, Inc. [10.11](1)

         10.12*   Lease Indenture, dated May 1, 1970, by and between
                  Thomas L. Carroll, et al. and Four Queens, Inc. [10.12](1)

         10.13* Memorandum Lease, dated January 26, 1973, between President and Board of Trustees of Santa Clara College and
                  Four Queens, Inc. [10.13](1)

         10.14*   Agreement, dated April 29, 1992, by and among
                  Four Queens, Inc., Jeanne Hood, Edward M. Fasulo and Richard A. LeVasseur [10.28](1)

         10.15* Settlement Agreement, dated March 29, 1996, by and between Palm Springs East Limited Partnership and the 29 Palms Band of Mission Indians [10.19](7)

         10.16*   Loan Agreement, dated November 12, 1993, by and among
                  The Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.31](3)

         10.17* First Amendment to Loan Agreement, dated January 28, 1994, by and among The Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.32](3)

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

         10.36* Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated August 1, 1997 [10.37](9)

         10.37* Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera Gaming Management Corp.-Elsinore [10.38](9)

         10.38* Assignment by Richard A. LeVasseur to Four Queens, Inc. dated July 14, 1992 [10.39](9)

         10.39* First Supplemental Amended and Restated Indenture by and among Elsinore Corporation, the guarantors named therein and First Trust National Association, as trustee, dated as of September 18, 1997 [10.40](9)

         10.40* Form of Management Agreement among the Company, Four Queens, Inc. and Riviera Gaming Management Corp.-Elsinore, as approved by the Bankruptcy Court [10.41](9)

         10.41*   Waiver of Compliance and Letter Dated August 14, 1997
                  [10.45] (11)

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

         10.44* Second Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Paul Voigt, BEA Income Fund, and BEA Strategic Global Income Fund), dated as of September 29, 1997. [10.48] (13)

         10.45* Exchange Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.49] (14)

         10.46* Second Supplemental Indenture among Elsinore Corporation, the guarantors (Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership), and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.50] (14)

         10.47* Series A Preferred Stock Purchase Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.51] (14)

         10.48* Registration Rights Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.52] (14)

         10.49* Acknowledgment and Confirmation of Pledge Agreement among Elsinore Corporation, Elsub Management Corporation,
                  Palm Springs East Limited Partnership, and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.53] (14)

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

        10.53* Waiver of Compliance, dated November 6, 1998 under the Second Supplemental Indenture dated September 29, 1998 and letter dated November 12, 1998 [10.57] (12)

        10.54* Waiver of Compliance dated December 1, 1998 under Amended and Restated Indenture dated as of March 3, 1997 [10.54](16)

        10.55* Waiver of Compliance dated November 12, 1998 under the Amended and Restated Indenture dated as of March 3, 1997 [10.55](16)

        10.56 Waiver of Compliance dated February 22, 2000 under Amended and Restated Indendture dated as of March 3, 1997 [10.56]

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

(6) Current Report on Form 8-K dated March 14, 1997

(7) Quarterly Report on Form 10-Q for the three months ended March 31, 1997

(8) Quarterly Report on Form 10-Q for the six months ended June 30, 1997

(9) Quarterly Report on Form 10-Q for the nine months ended September 30, 1997

(10)Current Report on Form 8-K dated March 24, 1998

(11)Quarterly Report on Form 10-Q for the six months ended June 30, 1998

(12)Quarterly Report on Form 10-Q for the nine months ended September 30, 1998

(13)Current Report on Form 8-K dated October 13, 1998.

(14)Current Report on Form 8-K dated October 13, 1998.

(15)Annual Report on Form 10-K for year end December 31, 1997.

(16)Annual Report on Form 10-K for year end December 31, 1998.

(a)Exhibits, other than those incorporated by reference as listed in Item 14(a)(3), appear after the signature page of this report.

(b)Current Report on Form 8-K

   There we no reports on Form 8-K filed during the period.





                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELSINORE CORPORATION
                                            (Registrant)


                                            By:    /s/ Jeffrey T. Leeds
                                                -----------------------
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer

                                            By:    /s/ S. Barton Jacka
                                                ----------------------
                                            S. BARTON JACKA, Secretary,
                                            Treasurer and Principal
                                            Accounting Officer


Dated: March 29, 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 29, 2000.


 /s/ John C. "Bruce" Waterfall                     /s/ Jeffrey T. Leeds
-----------------------------                     --------------------
John C. "Bruce" Waterfall                         Jeffrey T. Leeds
Chairman of the Board of Directors                President and Director
                                                  (Chief Executive Officer)

 /s/ S. Barton Jacka
--------------------
S. Barton Jacka
Secretary, Treasurer, Principal
Accounting Officer and Director