Form 10-Q
period 2000-03-31
ELSINORE CORP
filed 2000-05-12
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from _______________ to _______________

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

                         YES  X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                 May 11, 2000                  4,929,313

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                        PAGE
     Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at             4-5
                   March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Income          6-7
                   for the Three Months Ended March 31, 2000 and
                   Three Months Ended March 31, 1999

                  Condensed Consolidated Statements of Cash Flows for  8-9
                   the Three Months Ended March 31, 2000 and
                   Three Months Ended March 31, 1999

                 Notes to Condensed Consolidated Financial Statements  10-14

     Item 2.     Management's Discussion and Analysis of               14-22
                  Financial Condition and Results of
                  Operations

     Item 3.     Quantitative and Qualitative Disclosures              22
                  About Market Risk




PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                    23

         Item 6.  Exhibits and Reports                                 24

 SIGNATURES                                                            25

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)



                                                 March 31,          December 31,
                                                  2000                 1999
                                             ---------------     ---------------

                    Assets
Current Assets:
  Cash and cash equivalents                      $3,511                $3,547
  Accounts receivable, less allowance for
    doubtful accounts of $248 and $249,
    respectively                                  1,027                   694
  Inventories                                       417                   594
  Prepaid expenses                                1,480                 1,187
                                             ---------------     ---------------
     Total current assets                         6,435                 6,022
                                             ---------------     ---------------

Property and equipment, net                      40,309                40,815

Reorganization value in excess of amounts
    allocable to identifiable                       307                   313
assets

Other assets                                      1,675                 1,643
                                             ---------------     ---------------

    Total assets                                $48,726               $48,793
                                             ===============     ===============


See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                      March 31, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)




                                                March 31,           December 31,
                                                  2000                 1999
                                             ---------------     ---------------

     Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                                  $800                 $1,803
  Accrued interest                                 366                    735
  Accrued expenses                               5,000                  4,573
  Current portion of long-term debt              1,705                  2,079
                                             ---------------     ---------------
     Total current liabilities                   7,871                  9,190
                                             ---------------     ---------------

Long-term debt, less current portion            13,803                 14,264
                                             ---------------     ---------------
     Total Liabilities                          21,674                 23,454
                                             ---------------     ---------------
Commitments and contingencies

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference of $19,652 and $19,366, at
  March 31, 2000 and December 31, 1999,
  respectively.                                 19,652                  19,366
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                  5                       5

Additional paid-in capital                       7,984                   8,270
Accumulated deficit                               (589)                 (2,302)
                                             ---------------     ---------------
     Total shareholders' equity                 27,052                  25,339
                                             ---------------     ---------------

     Total liabilities and shareholders'
     equity                                    $48,726                 $48,793
                                             ===============     ===============






See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                 Three                Three
                                                 Months               Months
                                                 Ended                Ended
                                                March 31,            March 31,
                                                  2000                 1999
                                             ---------------     ---------------
Revenues, net:
 Casino                                         $10,140               $10,579
 Hotel                                            2,571                 2,400
 Food and beverage                                2,783                 2,587
 Other                                            1,521                   749
                                             ---------------     ---------------
   Total revenues                                17,015                16,315
 Promotional allowances                          (1,243)               (1,130)
                                             ---------------     ---------------
   Net revenues                                  15,772                15,185
                                             ---------------     ---------------
Costs and expenses:
 Casino                                           3,281                 3,406
 Hotel                                            2,166                 2,119
 Food and beverage                                1,797                 1,842
 Taxes and licenses                               1,524                 1,589
 Selling, general and
  administrative                                  2,934                 2,657
 Rents                                            1,037                   973
 Depreciation and
  amortization                                      938                   821
 Interest                                           402                   506
 Merger and litigation costs                        (21)                   97
                                             ---------------     ---------------
   Total costs and
    expenses                                     14,058                14,010
                                             ---------------     ---------------
   Net income before
    undeclared dividends on cumulative
    Preferred Stock                               1,714                 1,175

Undeclared dividends on
 cumulative Preferred Stock                         285                   270
                                             ---------------     ---------------

Net income applicable
 to common shares                                $1,429                  $905
                                             ===============     ===============



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited




                                                  Three                Three
                                                  Months               Months
                                                  Ended                Ended
                                                 March 31,           March 31,
                                                   2000                1999
                                             ---------------     ---------------

Basic and diluted income
 per share:
Basic income per share                             $.29                $.18
                                             ===============     ===============

Weighted average number of
 common shares outstanding                      4,929,313            4,929,313
                                             ===============     ===============

Diluted income per share                           $.02                $.01
                                             ===============     ===============

Weighted average number of
 common  and common
 equivalent shares
 outstanding                                   97,993,963          97,993,963
                                             ===============     ===============




See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)



                                                  Three               Three
                                                  Months              Months
                                                  Ended               Ended
                                                 March 31,           March 31,
                                                   2000                1999
                                             ---------------     ---------------
 Cash flows from operating  activities:
 Net income                                       $1,714               $1,175
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                    938                  821
 Changes in assets and
   liabilities:
   Accounts receivable                              (333)                 (10)
   Inventories                                       177                   42
   Prepaid expenses                                 (293)                (134)
   Other assets                                      (26)                 115
   Accounts payable                               (1,003)                 289
   Accrued expenses                                  427                  666
   Accrued interest                                 (369)              (1,918)
                                             ---------------     ---------------
 Net cash provided by
   operating activities                            1,232                1,046
                                             ---------------     ---------------

Cash flows from investing
   activities - capital
   expenditures                                     (374)               (162)
                                             ---------------     ---------------

Cash flows from financing
   activities - principal
   payments on long-term debt                       (894)               (745)
                                             ---------------     ---------------

Net increase (decrease) in
 Cash and cash equivalents                           (36)                 139

Cash and cash equivalents at
 beginning of period                               3,547                5,604
                                             ---------------     ---------------

Cash and cash equivalents at
 end of period                                    $3,511               $5,743
                                             ===============     ===============

See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)



                                              Three Months         Three Months
                                                 Ended                Ended
                                                March 31,           March 31,
                                                  2000                 1999
                                             ---------------     ---------------
                                              (Dollars in          (Dollars in
                                               thousands)           thousands)


Supplemental disclosure of non-cash
investing and financing activities:
  Equipment purchased with capital
  lease financing                                 $59                  $275

Supplemental disclosure of cash activities:
  Cash paid for interest                         $845                $2,423
  Cash paid for income taxes                        -                     -


See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b) Basis of Presentation

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

(c) Reclassifications

Certain  1999  amounts  have  been   reclassified   to  conform  with  the  2000
presentation. These reclassifications had no effect on the Company's net income.

(d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates generally accepted and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results may differ from those estimates.

(e) Net Income Per Common Share

Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the three-month periods ended March 31, 1999 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods.

                                                   Three Months Ended
                                                     March 31, 2000
                                                       (unaudited)
                                         ---------------------------------------
                                            Income        Shares       Per Share
                                                                        Amounts
Basic EPS:
  Net income available to common
  shareholders                           $1,429,000      4,929,313       $0.29
Effect of Dilutive Securities:
  Convertible preferred stock               285,000     93,000,000       (0.27)
  Common stock required to be issued
  to shareholders                                 -         64,650           -
Diluted EPS:
                                         ---------------------------------------
  Net income available to common
  shareholders plus assumed conversions  $1,714,000     97,993,963       $0.02
                                         =======================================




                                                   Three Months Ended
                                                     March 31, 1999
                                                       (unaudited)
                                         ---------------------------------------
                                           Income         Shares       Per Share
                                                                        Amounts
Basic EPS:
  Net income available to common
  shareholders                            $905,000      4,929,313        $0.18
Effect of Dilutive Securities:
  Convertible preferred stock              270,000     93,000,000        (0.17)
  Common stock required to be issued
  to shareholders                                -         64,650            -
Diluted EPS:
                                        ----------------------------------------
  Net income available to common
  shareholders plus assumed conversions $1,175,000     97,993,963         $0.01
                                        ========================================

2. Income Taxes

The Company's effective tax rate will be approximately 0% until its net operating losses expire or are used.

3. Commitments and Contingencies

RGME managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The arrangement under which RGME managed the Four Queens Hotel and Casino terminated on December 31, 1999.

The Company is a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

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

On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.) (the "Paulson Lawsuit"). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages, and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. On May 5, 2000, the Company filed its First Amended Counterclaims. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief.

Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

5.  Subsequent Event

On April 19, 2000, the non-binding letter of intent between the Company and PDS Financial Corporation was terminated.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended March 31, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                               Three Months Ended             Three Months Ended
                                  March 31, 2000                March 31, 1999
                                   (unaudited)                    (unaudited)
                                   -----------                    -----------
                             (Dollars in                    (Dollars in
                              thousands)      %             thousands)      %
                            -------------  --------       ------------  --------
Revenues, net:
   Casino                      $10,140       64.3%           $10,579      69.7%
   Hotel                         2,571       16.3%             2,400      15.8%
   Food & beverage               2,783       17.6%             2,587      17.0%
   Other                         1,521        9.6%               749       4.9%
                             ------------  --------       ------------  --------
Total revenue                   17,015      107.9%            16,315     107.4%
   Promotional allowances       (1,243)      (7.9%)           (1,130)     (7.4%)
                             ------------  --------       ------------  --------
Net revenues                    15,772      100.0%            15,185     100.0%

Costs and expenses:
   Casino                        3,281       32.4%             3,406      32.2%
   Hotel                         2,166       84.2%             2,119      88.3%
   Food and beverage             1,797       64.6%             1,842      71.2%
   Taxes and licenses            1,524        9.7%             1,589      10.5%
   Selling, general and
     administrative              2,934       18.6%             2,657      17.5%
   Rents                         1,037        6.6%               973       6.4%
   Depreciation and
     amortization                  938        5.9%               821       5.4%
   Interest                        402        2.5%               506       3.3%
   Merger and litigation costs     (21)       (.1%)               97        .6%
                             ------------  --------       ------------  --------
Total costs and expenses        14,058       89.1%            14,010      92.3%

   Net income before
    undeclared dividends on
    cumulative Preferred Stock   1,714       10.9%             1,175       7.7%

    Undeclared dividends on
    cumulative Preferred Stock     285        1.8%               270       1.8%

   Net income applicable
                             ------------  --------       ------------  --------
    to common shares             1,429        9.1%               905       5.9%
                             ------------  --------       ------------  --------


                              Three Months Ended             Three Months Ended
                                  March 31, 2000                March 31, 1999
                                   (unaudited)                    (unaudited)
                                   -----------                    -----------
                             (Dollars in                    (Dollars in
                              thousands)      %             thousands)      %
                            -------------  --------       ------------  --------
Other Data:
Net income applicable
  to common shares              1,429        9.1%                905       5.9%
  Interest                        402        2.5%                506       3.3%
  Depreciation and amortization   938        5.9%                821       5.4%
  Rents                         1,037        6.6%                973       6.4%
  Merger and litigation costs     (21)       (.1%)                97        .6%
  Undeclared dividends            285        1.8%                270       1.8%
                            -------------  --------       ------------  --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, and
  undeclared dividends (EBITDA)$4,070       25.8%            $3,572       23.5%
                            =============  ========       ============  ========

Cash flows provided by
 operating activities          $1,231                        $1,046
                            =============                 ============
Cash flows used in investing
   activities                  ($373)                         ($162)
                            =============                 ============
Cash flows used in financing
   activities                 ($894)                          ($745)
                            =============                 ============

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

                   THREE MONTHS ENDED MARCH 31, 2000 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

REVENUES

Net revenues increased by approximately $587,000, or 3.9%, from $15,185,000 during the 1999 period, to $15,772,000 for the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

Casino revenues decreased by approximately $439,000, or 4.1%, from $10,579,000 during the 1999 period to $10,140,000 during the 2000 period. This decrease was primarily due to a $712,000, or 100%, decrease in slot promotion revenue and a $32,000, or 16.3%, decrease in keno revenue, partially offset by a $200,000, or 2.6%, increase in slot machine revenue and a $105,000, or 5.4%, increase in table games revenue. Slot promotion revenue decreased due to the termination of a license agreement on December 1, 1999, regarding a promotional program known as $40 of Slot Play for $20SM ("$40 for $20"). This promotion was replaced in February 2000 by a new marketing promotion, as discussed below, which partially attributed to the increase in slot machine revenue. The increase in slot machine revenue is also attributable to an increase in hold percentage of 0.2% partially offset by a decrease in slot coin-in of $212,000 or 0.2%. The increase in table games revenue is attributable to an increase in drop of $3,367,000, or 25.9%, offset by a decrease in the win percentage of 2.5%.

Hotel revenues increased by approximately $171,000, or 7.1%, from $2,400,000 during the 1999 period to $2,571,000 during the 2000 period. This increase was primarily due to an increase in the average daily room rate of $4.59, from $36.29 in the 1999 period to $40.88 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 96.2%, for the 1999 period, to 91.6%, for the 2000 period. Cash room revenue increased $224,000, or 12.4%, from the 1999 period.

Food and beverage revenues increased approximately $196,000, or 7.6%, from $2,587,000 during the 1999 period to $2,783,000 during the 2000 period. This increase was primarily due to an increase in complimentary beverage revenues resulting from an increase in complimentary beverages given to patrons during their play in the casino. In addition, cash beverage revenue increased as a result of a higher average check.

Other revenues increased by approximately $772,000, or 103.1%, from $749,000 during the 1999 period to $1,521,000 during the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band.

Promotional allowances increased by approximately $113,000, or 10.0%, from $1,130,000 during the 1999 period to $1,243,000 during the 2000 period due to an increase in complimentary rooms, food, and beverage resulting an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $188,000, or 2.1%, from $8,956,000 for the 1999 period to $8,768,000 for the 2000 period due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $125,000, or 3.7%, from $3,406,000 during the 1999 period to $3,281,000 during the 2000 period, and expenses as a percentage of revenue increased from 32.2% to 32.4%, due primarily to the termination of the slot promotion as discussed above.

Hotel expenses increased by approximately $47,000, or 2.2% from $2,119,000 during the 1999 period to $2,166,000 during the 2000 period, and expenses as a percentage of revenues decreased from 88.3% to 84.2%, primarily due to a reduction in the reclassification of cost of complimentary rooms reflected as a casino expense, resulting from a lower complimentary room occupancy.

Food and beverage costs and expenses decreased by approximately $45,000, or 2.4%, from $1,842,000 during the 1999 period to $1,797,000 during the 2000 period, and expenses as a percentage of revenues decreased from 71.2% to 64.6%, primarily due to a reduction in the reclassification of cost of complimentary food and beverage reflected as a casino expense.

Taxes and licenses decreased $65,000, or 4.1%, from $1,589,000 in the 1999 period to $1,524,000 in the 2000 as a result of corresponding decreases in casino revenues.

Selling, general, and administrative expenses increased $277,000, or 10.4%, due primarily to the implementation of a new marketing promotion in February 2000.

The Company believes that city-wide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $277,000, from $2,657,000 during the 1999 period to $2,934,000 during the 2000 period, and as a percentage of total net revenues, expenses decreased from 17.5% to 18.6% due to the implementation of a slot promotion in February 2000.

EBITDA

EBITDA, as defined, increased by approximately $498,000, or 13.9%, from $3,572,000 during the 1999 period to $4,070,000 during the 2000 period. The increase was due to an increase in revenues as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $64,000, or 6.6%, from $973,000 during the 1999 period to $1,037,000 during the 2000 period, due to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $117,000, or 14.3% from $821,000 during the 1999 period to $938,000 during the 2000 period, primarily due to the acquisition of new slot and other equipment, and the completion of a room remodel project.

Interest  expense  decreased by approximately  $104,000,  or 20.6% from $506,000 during the 1999 period to $402,000 for the 2000 period, due to the recapitalization of the Company on September 29, 1998, as discussed below in Liquidity and Capital Resources

During 2000, the Company incurred approximately $161,000 in merger and acquisition costs related to the litigation of the Merger Agreement. This cost was partially offset by a reimbursement from the Company's D&O insurance carrier in the amount of $182,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 2000 period of $1,714,000 compared to a net income of $1,175,000 in the 1999 period, an improvement of $539,000 or 45.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $3.5 million at March 31, 2000, as compared to approximately $3.6 million at December 31, 1999.

During 2000, the Company's net cash provided by operating activities was $1,231,000 compared to $1,046,000 in 1999. Earnings before interest, taxes, depreciation, amortization, rents, extraordinary item, merger and litigation costs, and undeclared dividends ("EBITDA"), for 2000 and 1999 were $4.1 million and $3.6 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's 12.83% Mortgage Notes ("Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Scheduled interest payments on the Notes and other indebtedness are $2.0 million in 2000, declining to $1.9 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in forecasted capital expenditures of approximately $2.1 million for 2000. The Company's ability to service its debt will be dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.


The Notes are due in full on August 20, 2001. The Notes are redeemable by the Company at any time at 100% of par, without premium.

The Company is required to make an offer to purchase all Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the Notes. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

Cash flow from operations is not expected to be sufficient to pay the $11 million of principal of the Notes at maturity on August 20, 2001, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

The note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the 12-month reference period. As of the reference period ended March 31, 2000 the Ratio was 3.31 to 1.00 and as such, the Company was in compliance.

Payment was due on the 13.5% Second Mortgage Notes due 2001 on August 31, 1998. This payment was waived until December 31, 1999. Payment was made on January 5, 1999 for $1.0 million, on February 26, 1999 for $250,000, on June 30, 1999 for $250,000 and on September 30, 1999 for $250,000. A waiver has been obtained for the remaining $214,000 until June 2000.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $373,000 and $162,000 in the first quarter of 2000 and 1999, respectively. Management has forecasted $2.1 million for the year 2000. The Company expects to finance such capital expenditures from cash on hand, cash flow, and slot lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months.


RGME managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The arrangement under which RGME managed the Four Queens Hotel and Casino terminated on December 31, 1999.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, the anticipated cost and timing related to remediation of the Year 2000 Problem, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, risks related to the Year 2000 Problem, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1999. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At March 31, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at March 31, 2000.

                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint to the Paulson Lawsuit, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. On May 5, 2000, the Company filed its First Amended Counterclaims. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief.

Item 6.           Exhibits and Reports

         (a)      Exhibits

        27.1      Financial Data Schedule

         (b)      Form 8-K filed during this quarter

(1) Current report on Form 8-K filed March 10, 2000, relating to Company's non-binding letter of intent with PDS Financial Corporation.

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


                                            ELSINORE CORPORATION
                                                (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                          JEFFREY T. LEEDS, President
                                          and Chief Executive Officer


                                      By: /s/ S. Barton Jacka
                                          S. BARTON JACKA, Secretary
                                          and Treasurer and Principal
                                          Accounting Officer



Dated:  May  11, 2000

                                INDEX TO EXHIBITS


27.1 Financial Data Schedule