Form 10-Q
period 2000-06-30
ELSINORE CORP
filed 2000-08-16
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     (MARK ONE)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

                          YES X          NO





     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                August 11, 2000                4,993,965






                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                       For the Quarter Ended June 30, 2000



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                           PAGE
     Item 1.      Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                4-5
                   June 30, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Income             6-7
                   for the Three Months Ended June 30, 2000 and
                   Three Months Ended June 30, 1999

                  Condensed Consolidated Statements of Income             8-9
                   for the Six Months Ended June 30, 2000 and
                   Six Months Ended June 30, 1999

                  Condensed Consolidated Statement of Shareholders        10
                   Equity for the Six Months Ended June 30, 2000

                  Condensed Consolidated Statements of Cash Flows         11-12
                   for the Six Months Ended June 30, 2000 and
                   Six Months Ended June 30, 1999

                 Notes to Condensed Consolidated Financial Statements     13-17

     Item 2.     Management's Discussion and Analysis of                  17-28
                 Financial Condition and Results of
                 Operations

     Item 3.     Quantitative and Qualitative Disclosures                 28
                 About Market Risk




PART II. OTHER INFORMATION:
         Item 1.  Legal Proceedings                                       29

         Item 6.  Exhibits and Reports                                    30

 SIGNATURES                                                               31

PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)



                                              June 30,           December 31,
                                                2000                1999
                                          ------------------  ------------------

                  Assets
Current Assets:

 Cash and cash equivalents                    $4,146               $3,547
  Accounts receivable, less allowance for
    doubtful accounts of $254 and $249,
    respectively                                  769                  694
  Inventories                                     307                  594
  Prepaid expenses                              1,872                1,187
                                          ------------------  ------------------
     Total current assets                       7,094                6,022
                                          ------------------  ------------------
Property and equipment, net                    39,766               40,815

Reorganization value in excess of amounts
    allocable to identifiable                     300                  313
assets

Other assets                                    1,853                1,643
                                          ------------------  ------------------
    Total assets                              $49,013              $48,793
                                          ==================  ==================



See accompanying notes to condensed consolidated financial statements.










                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                       June 30, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)





                                               June 30,           December 31,
                                                 2000                1999
                                          ------------------  ------------------

     Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $804               $1,803
  Accrued interest                                 496                  735
  Accrued expenses                               4,905                4,573
  Current portion of long-term debt              1,574                2,079
                                          ------------------  ------------------
     Total current liabilities                   7,779                9,190
                                          ------------------  ------------------
Long-term debt, less current portion            13,543               14,264
                                          ------------------  ------------------
     Total liabilities                          21,322               23,454
                                          ------------------  ------------------

Commitments and contingencies

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference of $19,939 and $19,366, at
  June 30, 2000 and December 31, 1999,
  respectively.                                 19,939               19,366
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,929,313 shares.                  5                    5

Additional paid-in capital                       7,697                8,270
Retained earnings (accumulated deficit)             50               (2,302)
                                          ------------------  ------------------
     Total shareholders' equity                 27,691               25,339
                                          ------------------  ------------------
     Total liabilities and shareholders'
     equity                                    $49,013              $48,793
                                          ==================  ==================







See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                Three               Three
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2000                1999
                                          ------------------  ------------------
Revenues, net:
 Casino                                         $9,180             $10,139
 Hotel                                           2,479               2,118
 Food and beverage                               2,562               2,356
 Other                                           1,454               1,052
                                          ------------------  ------------------
   Total revenues                               15,675              15,665
 Promotional allowances                         (1,145)               (906)
                                          ------------------  ------------------
   Net revenues                                 14,530              14,759
                                          ------------------  ------------------
Costs and expenses:
 Casino                                          3,188               3,634
 Hotel                                           2,247               2,231
 Food and beverage                               1,676               1,543
 Taxes and licenses                              1,469               1,508
 Selling, general and
  administrative                                 2,853               2,671
 Rents                                           1,040               1,003
 Depreciation and
  amortization                                     962                 793
 Interest                                          449                 498
 Merger and litigation costs                         8                 296
                                          ------------------  ------------------

   Total costs and
    expenses                                     13,892              14,177
                                          ------------------  ------------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible Preferred Stock                     638                 582

 Provision for income taxes                           -                  20
                                          ------------------  ------------------

   Net income before
    undeclared dividends on cumulative
    convertible Preferred Stock                     638                 562

Undeclared dividends on
 cumulative convertible Preferred
 Stock                                              288                 270
                                          ------------------  ------------------

Net income applicable
 to common shares                                  $350                $292
                                          ==================  ==================


                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited

                                                Three               Three
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2000                1999
                                          ------------------  ------------------

Basic and diluted income
 per share:

Basic income per share                           $.07                $.06
                                          ==================  ==================
Weighted average number of
 common shares outstanding                     4,929,313           4,929,313
                                          ==================  ==================
Diluted income per share                         $.01                $.01
                                          ==================  ==================
Weighted average number of
 common  and common
 equivalent shares
 outstanding                                  97,993,963          97,993,963
                                          ==================  ==================





See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                 Six                 Six
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2000                1999
                                          ------------------  ------------------
Revenues, net:
 Casino                                         $19,320             $20,718
 Hotel                                            5,050               4,518
 Food and beverage                                5,345               4,943
 Other                                            2,975               1,801
                                          ------------------  ------------------
   Total revenues                                32,690              31,980
 Promotional allowances                          (2,388)             (2,036)
                                          ------------------  ------------------
   Net revenues                                  30,302              29,944
                                          ------------------  ------------------
Costs and expenses:
 Casino                                           6,469               6,996
 Hotel                                            4,413               4,350
 Food and beverage                                3,473               3,385
 Taxes and licenses                               2,993               3,097
 Selling, general and
  administrative                                  5,787               5,352
 Rents                                            2,077               1,976
 Depreciation and
  amortization                                    1,900               1,614
 Interest                                           851               1,004
 Merger and litigation costs                        (13)                393
                                          ------------------  ------------------

   Total costs and
    expenses                                     27,950              28,167
                                          ------------------  ------------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible Preferred Stock                   2,352               1,777

 Provision for income taxes                           -                  40
                                          ------------------  ------------------

   Net income before
    undeclared dividends on cumulative
    convertible Preferred Stock                   2,352               1,737

Undeclared dividends on
 cumulative convertible Preferred
 Stock                                              573                 540
                                          ------------------  ------------------

Net income applicable
 to common shares                                $1,779              $1,197
                                          ==================  ==================


                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                                 Six                 Six
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2000                1999
                                          ------------------  ------------------

Basic and diluted income
 per share:
Basic income per share                           $.36                $.24
                                          ==================  ==================
Weighted average number of
 common shares outstanding                     4,929,313           4,929,313
                                          ==================  ==================
Diluted income per share                         $.02                $.02
                                          ==================  ==================
Weighted average number of
 common  and common
 equivalent shares
 outstanding                                  97,993,963          97,993,963
                                          ==================  ==================




See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                         Six Months Ended June 30, 2000
                             (Dollars in thousands)
                                    Unaudited


           Common Stock    Preferred Stock
         --------------------------------------

            Out-             Out-           Additional                Total
          Standing         Standing          Paid-In-  Accumulated Shareholders'
           Shares  Amount   Shares   Amount  Capital     Deficit     Equity
         -----------------------------------------------------------------------

Balance,
January 1, 2000
           4,929,313   $5  50,000,000 $19,366  $8,270    ($2,302)    $25,339

Net income                                                 2,352      2,352

Undeclared
preferred
stock
dividends                              573     (573)                  -
           ---------------------------------------------------------------------
Balance,
June 30, 2000
           4,929,313   $5  50,000,000 $19,939  $7,697     $50        $27,691
           =====================================================================



See accompanying notes to condensed consolidated financial statements.





                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                                 Six                 Six
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                 2000                1999
                                          ------------------  ------------------
Cash flows from operating  activities:
 Net income                                      $2,352              $1,737
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                 1,900               1,614
 Changes in assets and
   liabilities:
   Accounts receivable                              (75)                (35)
   Inventories                                      287                 100
   Prepaid expenses                                (685)               (193)
   Other assets                                    (197)                (19)
   Accounts payable                                (999)                 59
   Accrued expenses                                 332               1,087
   Accrued interest                                (239)             (1,780)
                                          ------------------  ------------------
 Net cash provided by
   operating activities                           2,676               2,570
                                          ------------------  ------------------

Cash flows used in investing
   activities - capital
   expenditures                                    (792)               (750)
                                          ------------------  ------------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                    (1,285)               (975)
                                          ------------------  ------------------

Net increase in
 Cash and cash equivalents                          599                 845

Cash and cash equivalents at
 beginning of period                              3,547               5,604
                                          ------------------  ------------------

Cash and cash equivalents at
 end of period                                   $4,146              $6,449
                                           ==================  ==================
See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                               Six Months           Six Months
                                                 Ended                Ended
                                                June 30,             June 30,
                                                  2000                 1999
                                              (unaudited)          (unaudited)
                                          ------------------  ------------------
                                              (Dollars in          (Dollars in
                                               thousands)           thousands)


Supplemental disclosure of non-cash
investing and financing activities:
  Equipment purchased with
  capital lease financing                         $59                  $87

Supplemental disclosure of cash activities:
  Cash paid for interest                       $1,146               $2,783
  Cash paid for income taxes                        -                   54


See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

1.       Summary of Significant Accounting Policies

(a) Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b) Basis of Presentation

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 1999. In the opinion of Management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three months ended June 30, 2000 and June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

(c) Use of Estimates

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

(d) Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, Management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

(e) Net Income Per Common Share

Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the three and six month periods ended June 30, 1999 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods.

                                                 Three Months Ended
                                                    June 30, 2000
                                                     (unaudited)
                                       -----------------------------------------
                                         Income         Shares       Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  Shareholders                           $350,000      4,929,313        $0.07
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                   288,000     93,000,000        (0.06)
  Common stock required to be issued
  to shareholders                            -            64,650            -
Diluted EPS:
                                       -----------------------------------------
  Net income available to common
  shareholders plus assumed conversions  $638,000     97,993,963        $0.01
                                       =========================================

                                                 Three Months Ended
                                                    June 30, 1999
                                                     (unaudited)
                                       -----------------------------------------
                                         Income         Shares       Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  Shareholders                           $292,000      4,929,313        $0.06
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                   270,000     93,000,000        (0.05)
  Common stock required to be issued
  to shareholders                            -            64,650            -
Diluted EPS:
                                       -----------------------------------------
  Net income available to common
  shareholders plus assumed conversions  $562,000     97,993,963        $0.01
                                       =========================================

                                                  Six Months Ended
                                                    June 30, 2000
                                                     (unaudited)
                                       -----------------------------------------
                                         Income         Shares       Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  Shareholders                          $1,779,000      4,929,313       $0.36
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                    573,000     93,000,000       (0.34)
  Common stock required to be issued
  to shareholders                             -            64,650           -
Diluted EPS:
                                       -----------------------------------------
  Net income available to common
  shareholders plus assumed conversions $2,352,000     97,993,963       $0.02
                                       =========================================

                                                  Six Months Ended
                                                    June 30, 1999
                                                     (unaudited)
                                       -----------------------------------------
                                         Income         Shares       Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  Shareholders                          $1,197,000      4,929,313       $0.24
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                    540,000     93,000,000       (0.22)
  Common stock required to be issued
  to shareholders                             -            64,650           -
Diluted EPS:
                                       -----------------------------------------
  Net income available to common
  shareholders plus assumed conversions $1,737,000     97,993,963       $0.02
                                       =========================================


2.       Income Taxes

The Company's effective tax rate will be approximately 0% until its net operating losses expire or are used.

3. Commitments and Contingencies


RGME managed the Four Queens Casino in accordance with a Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997 (the "Management Arrangement"). RGME received an annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999.

The Company is a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

Under the Plan of Reorganization that became effective following the close of business on February 28, 1997, the Company was required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

     Unsecured Creditors of Four Queens, Inc.     50,491
     Unsecured Creditors of Elsinore Corporation  14,159
                                                  ------
            Total                                 64,650
                                                  ======

The Company issued these shares on July 10, 2000.

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

On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against Plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. On May 5, 2000, the Company filed its First Amended Counterclaims. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief. On June 6, 2000, Plaintiffs filed their Answer to the First Amended Counterclaims.

Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Mr. Paulson has recently passed away, and the effect on the lawsuit, if any, of his death is uncertain. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                              Three Months Ended          Three Months Ended
                                June 30, 2000               June 30, 1999
                                 (unaudited)                 (unaudited)
                                 -----------                 -----------
                              (Dollars in                (Dollars in
                               thousands)       %         thousands)       %
                              -----------   ---------    -----------   ---------
                                                                                                                 ---------------
Revenues, net:
   Casino                         $9,180       63.2%        $10,139       68.7%
   Hotel                           2,479       17.1%          2,118       14.4%
   Food & beverage                 2,562       17.6%          2,356       16.0%
   Other                           1,454       10.0%          1,052        7.1%
                              -----------   ---------    -----------   ---------
     Total revenue                15,675      107.9%         15,665      106.1%
   Promotional allowances         (1,145)      (7.9%)          (906)      (6.1%)
                              -----------   ---------    -----------   ---------
     Net revenues                 14,530      100.0%         14,759      100.0%
                              -----------   ---------    -----------   ---------

Costs and expenses:
   Casino                          3,188       34.7%          3,634      35.8%
   Hotel                           2,247       90.6%          2,231     105.3%
   Food and beverage               1,676       65.4%          1,543      65.5%
   Taxes and licenses              1,469       10.1%          1,508      10.2%
   Selling, general and
     administrative                2,853       19.6%          2,671      18.1%

   Rents                           1,040        7.2%          1,003       6.8%
   Depreciation and
     amortization                    962        6.6%            793       5.4%
   Interest                          449        3.1%            498       3.4%
   Merger and litigation costs         8         .1%            296       2.0%
                              -----------   ---------    -----------   ---------
     Total costs and expenses     13,892       95.6%         14,177      96.1%
                              -----------   ---------    -----------   ---------

   Net income before income
    taxes and undeclared
    dividends on cumulative          638        4.4%            582       3.9%
    convertible Preferred Stock
   Provision for income taxes         -           -              20        .1%
                              -----------   ---------    -----------   ---------

   Net income before
    undeclared dividends on
    cumulative convertible
    Preferred Stock                   638        4.4%           562       3.8%

    Undeclared dividends on
      cumulative convertible
      Preferred Stock                 288        2.0%           270       1.8%

   Net income applicable      -----------   ---------    -----------   ---------
    to common shares                  350        2.4%           292       2.0%
                              -----------   ---------    -----------   ---------


                              Three Months Ended          Three Months Ended
                                June 30, 2000               June 30, 1999
                                 (unaudited)                 (unaudited)
                                 -----------                 -----------
                              (Dollars in                (Dollars in
                               thousands)       %         thousands)       %
                              -----------   ---------    -----------   ---------
Other Data:
Net income applicable
  to common shares                    350        2.4%           292       5.9%
  Interest                            449        3.1%           498       3.4%
  Income taxes                         -           -             20        .1%
  Depreciation and amortization       962        6.6%           793       5.4%
  Rents                             1,040        7.2%         1,003       6.8%
  Merger and litigation costs           8         .1%           296       2.0%
  Undeclared dividends                288        2.0%           270       1.8%
                              -----------   ---------    -----------   ---------


Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA)    $3,097       21.3%        $3,172      21.5%
                              ===========   =========    ===========   =========



                              Six Months Ended            Six Months Ended
                                June 30, 2000               June 30, 1999
                                 (unaudited)                 (unaudited)
                                 -----------                 -----------
                              (Dollars in                (Dollars in
                               thousands)       %         thousands)       %
                              -----------   ---------    -----------   ---------                                       %
                                                                                                                 ---------------
Revenues, net:
   Casino                         $19,320       63.8%       $20,718      69.2%
   Hotel                            5,050       16.7%         4,518      15.1%
   Food & beverage                  5,345       17.6%         4,943      16.5%
   Other                            2,975        9.8%         1,801       6.0%
                              -----------   ---------    -----------   ---------
     Total revenue                 32,690      107.9%        31,980     106.8%
   Promotional allowances          (2,388)      (7.9%)       (2,036)     (6.8%)
                              -----------   ---------    -----------   ---------
     Net revenues                  30,302      100.0%        29,944     100.0%
                              -----------   ---------    -----------   ---------

Costs and expenses:
   Casino                           6,469       33.5%         6,996      33.8%
   Hotel                            4,413       87.4%         4,350      96.3%
   Food and beverage                3,473       65.0%         3,385      68.5%
   Taxes and licenses               2,993        9.9%         3,097      10.3%
   Selling, general and
                                    5,787       19.1%         5,352      17.9%
     administrative
   Rents                            2,077        6.9%         1,976       6.6%
   Depreciation and
     amortization                   1,900        6.3%         1,614       5.4%
   Interest                           851        2.8%         1,004       3.4%
   Merger and litigation costs        (13)         0%           393       1.3%
                              -----------   ---------    -----------   ---------
     Total costs and expenses      27,950       92.2%        28,167      94.1%
                              -----------   ---------    -----------   ---------

   Net income before income
    taxes and undeclared
    dividends on cumulative         2,352        7.8%         1,777       5.9%
    convertible Preferred Stock

   Provision for income taxes         -            -             40        .1%
                              -----------   ---------    -----------   ---------

   Net income before
    undeclared dividends on
    cumulative convertible
    Preferred Stock                 2,352        7.8%         1,737       5.8%

    Undeclared dividends on
      cumulative convertible
      Preferred Stock                 573        1.9%           540       1.8%

   Net income applicable      -----------   ---------    -----------   ---------
    to common shares                1,779        5.9%         1,197       4.0%
                              -----------   ---------    -----------   ---------


                              Six Months Ended            Six Months Ended
                                June 30, 2000               June 30, 1999
                                 (unaudited)                 (unaudited)
                                 -----------                 -----------
                              (Dollars in                (Dollars in
                               thousands)       %         thousands)       %
                              -----------   ---------    -----------   ---------                                       %
Other Data:
Net income applicable
  to common shares                  1,779        5.9%         1,197       4.0%
  Interest                            851        2.8%         1,004       3.4%
  Income taxes                          -           -            40        .1%
  Depreciation and amortization     1,900        6.3%         1,614       5.4%
  Rents                             2,077        6.9%         1,976       6.6%
  Merger and litigation costs         (13)         0%           393       1.3%
  Undeclared dividends                573        1.9%           540       1.8%
                              -----------   ---------    -----------   ---------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA)    $7,167       23.7%        $6,764      22.6%
                              ===========   =========    ===========   =========

Cash flows provided by
 operating activities               2,676                    $2,570
                              ===========                ===========
Cash flows used in investing
   activities                      ($792)                     ($750)
                              ===========                ===========
Cash flows used in financing
   activities                    ($1,285)                    ($975)
                              ===========                ===========


EBITDA consists of earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, Management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.


                    THREE MONTHS ENDED JUNE 30, 2000 COMPARED
                       TO THREE MONTHS ENDED JUNE 30, 1999


REVENUES

Net revenues decreased by approximately $229,000, or 1.6%, from $14,759,000 during the 1999 period, to $14,530,000 for the 2000 period. This decrease was primarily due to a decline of casino revenues, as discussed below, partially offset by payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

Casino revenues decreased by approximately $959,000, or 9.5%, from $10,139,000 during the 1999 period to $9,180,000 during the 2000 period. This decrease was primarily due to a $729,000, or 100%, decrease in slot promotion revenue, a $260,000, or 3.3%, decrease in slot machine revenue, and a $18,000, or 11.6%, decrease in keno revenue, partially offset by a $47,000, or 3.2%, increase in table games revenue. The decrease in slot promotion revenue was due to the termination of a license agreement on December 1, 1999, regarding a promotional program known as $40 of Slot Play for $20SM ("$40 for $20"). The decrease in slot machine revenue is attributable to a decrease in hold percentage of 0.2% partially offset by an increase in slot coin-in of $590,000 or 0.5%. The increase in table games revenue is attributable to an increase in drop of $2,801,000, or 26.3%, offset by a decrease in the win percentage of 2.5%.

Hotel revenues increased by approximately $361,000, or 17.0%, from $2,118,000 during the 1999 period to $2,479,000 during the 2000 period. This increase was primarily due to an increase in the average daily room rate of $7.71, from $30.47 in the 1999 period to $38.18 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 97.5%, for the 1999 period, to 93.6%, for the 2000 period. Cash room revenue increased $288,000, or 17.4%, from the 1999 period.

Food and beverage revenues increased approximately $206,000, or 8.7%, from $2,356,000 during the 1999 period to $2,562,000 during the 2000 period. This increase was primarily due to an increase in complimentary beverages given to patrons during their play in the casino. In addition, cash beverage revenue increased as a result of a higher average check.

Other revenues increased by approximately $402,000, or 38.2%, from $1,052,000 during the 1999 period to $1,454,000 during the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band.

Promotional allowances increased by approximately $239,000, or 26.4%, from $906,000 during the 1999 period to $1,145,000 during the 2000 period due to an increase in complimentary rooms, food, and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $336,000, or 3.8%, from $8,916,000 for the 1999 period to $8,580,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $446,000, or 12.3%, from $3,634,000 during the 1999 period to $3,188,000 during the 2000 period, and expenses as a percentage of revenue decreased from 35.8% to 34.7%, due primarily to the termination of the slot promotion, as discussed above.

Hotel expenses increased by approximately $16,000, or 0.7% from $2,231,000 during the 1999 period to $2,247,000 during the 2000 period, and expenses as a percentage of revenues decreased from 105.3% to 90.6%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

Food and beverage costs and expenses increased by approximately $133,000, or 8.6%, from $1,543,000 during the 1999 period to $1,676,000 during the 2000 period, and expenses as a percentage of revenues decreased from 65.5% to 65.4%, primarily due to the allocation of food and beverage costs, associated with complimentary food and beverage sales, to the casino department.

Taxes and licenses decreased $39,000, or 2.6%, from $1,508,000 in the 1999 period to $1,469,000 in the 2000 as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $182,000, from $2,671,000 during the 1999 period to $2,853,000 during the 2000 period, and as a percentage of total net revenues, expenses increased from 18.1% to 19.6% primarily due to the implementation of a new marketing promotion in February 2000.

The Company believes that city-wide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") decreased by approximately $75,000, or 2.4%, from $3,172,000 during the 1999 period to $3,097,000 during the 2000 period. The decrease was due primarily to a decrease in revenues as discussed above.

While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, Management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

OTHER EXPENSES

Rent expense increased by approximately $37,000, or 3.7%, from $1,003,000 during the 1999 period to $1,040,000 during the 2000 period, due primarily to corresponding annual Consumer Price Index ("CPI") increases for land lease agreements.

Depreciation and amortization increased by approximately $169,000, or 21.3% from $793,000 during the 1999 period to $962,000 during the 2000 period, primarily due to the acquisition of new slot and other equipment, and the completion of a room remodel project.

Interest expense decreased by approximately $49,000, or 9.8% from $498,000 during the 1999 period to $449,000 for the 2000 period, due to the payoff of certain bankruptcy notes that resulted from the February 28, 1997 Plan of Reorganization.

During 2000, the Company incurred approximately $53,000 in merger and litigation costs related to the Merger Agreement. This cost was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $45,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 2000 period of $638,000 compared to a net income of $582,000 in the 1999 period, an improvement of $56,000 or 9.6%.


                     SIX MONTHS ENDED JUNE 30, 2000 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 1999


REVENUES

Net revenues increased by approximately $358,000, or 1.2%, from $29,944,000 during the 1999 period, to $30,302,000 for the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band, offset primarily by a decrease in casino revenues as discussed below.

Casino revenues decreased by approximately $1,398,000, or 6.7%, from $20,718,000 during the 1999 period to $19,320,000 during the 2000 period. This decrease was primarily due to a $1,441,000, or 100%, decrease in slot promotion revenue, a $60,000, or 0.4%, decrease in slot machine revenue, and a $50,000, or 14.3%, decrease in keno revenue, partially offset by a $152,000, or 4.5%, increase in table games revenue. Slot promotion revenue decreased due to the termination of a license agreement on December 1, 1999, for the $40 for $20 slot promotion. The decrease in slot machine revenue is attributable to a decrease in hold percentage of 0.3% partially offset by an increase in slot coin-in of $378,000 or 0.1%. The increase in table games revenue is attributable to an increase in drop of $6,169,000, or 26.1%, offset by a decrease in the win percentage of 2.5%.

Hotel revenues increased by approximately $532,000, or 11.8%, from $4,518,000 during the 1999 period to $5,050,000 during the 2000 period. This increase was primarily due to an increase in the average daily room rate of $6.16, from $33.35 in the 1999 period to $39.51 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 96.8%, for the 1999 period, to 92.6%, for the 2000 period. Cash room revenue increased $497,000, or 14.3%, from the 1999 period.

Food and beverage revenues increased approximately $402,000, or 8.1%, from $4,943,000 during the 1999 period to $5,345,000 during the 2000 period. This increase was primarily due to an increase in complimentary beverages given to patrons during their play in the casino. In addition, cash beverage revenue increased as a result of a higher average check.

Other revenues increased by approximately $1,174,000, or 65.2%, from $1,801,000 during the 1999 period to $2,975,000 during the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band.

Promotional allowances increased by approximately $352,000, or 17.3%, from $2,036,000 during the 1999 period to $2,388,000 during the 2000 period due to an increase in complimentary rooms, food, and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $480,000, or 2.7%, from $17,828,000 for the 1999 period to $17,348,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $527,000, or 7.5%, from $6,996,000 during the 1999 period to $6,469,000 during the 2000 period, and expenses as a percentage of revenue increased from 32.2% to 32.4%, due primarily to the termination of the slot promotion as discussed above.

Hotel expenses increased by approximately $63,000, or 1.4% from $4,350,000 during the 1999 period to $4,413,000 during the 2000 period, and expenses as a percentage of revenues decreased from 96.3% to 87.4%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

Food and beverage costs and expenses increased by approximately $88,000, or 2.6%, from $3,385,000 during the 1999 period to $3,473,000 during the 2000 period, and expenses as a percentage of revenues decreased from 68.5% to 65.0%, primarily due to the allocation of food and beverage costs, associated with complimentary food and beverage sales, to the casino department.

Taxes and licenses decreased $104,000, or 3.4%, from $3,097,000 in the 1999 period to $2,993,000 in the 2000 as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $435,000, or 8.1%, from $5,352,000 during the 1999 period to $5,787,000 during the 2000 period, and as a percentage of total net revenues, expenses increased from 17.9% to 19.1% due primarily to the implementation of a slot promotion in February 2000.

The Company believes that city-wide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

EBITDA

EBITDA,  as  defined,   increased  by  approximately  $403,000,  or  6.0%,  from
$6,764,000 during the 1999 period to $7,167,000 during the 2000 period. The increase was due primarily to an increase in revenues as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $101,000, or 5.1%, from $1,976,000 during the 1999 period to $2,077,000 during the 2000 period, due primarily to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $286,000, or 17.7% from $1,614,000 during the 1999 period to $1,900,000 during the 2000 period, primarily due to the acquisition of new slot and other equipment, and the completion of a room remodel project.

Interest expense decreased by approximately $153,000, or 15.2% from $1,004,000 during the 1999 period to $851,000 for the 2000 period, due primarily to the payoff of certain bankruptcy notes that resulted from the February 28, 1997 Plan of Reorganization.

During 2000, the Company incurred approximately $215,000 in merger and litigation costs related to the Merger Agreement. This cost was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $228,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 2000 period of $2,352,000 compared to a net income of $1,777,000 in the 1999 period, an improvement of $575,000 or 32.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.1 million at June 30, 2000, as compared to approximately $3.5 million at December 31, 1999.

For the first six months of 2000, the Company's net cash provided by operating activities was $2,676,000 compared to $2,570,000 in 1999. EBITDA, for the first six months of 2000 and 1999, was $7.2 million and $6.8 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, Management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's 12.83% Mortgage Notes ("Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Scheduled interest payments on the Notes and other indebtedness is $2.0 million in 2000, declining to $1.9 million in 2001. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in forecasted capital expenditures of approximately $2.1 million for 2000. The Company's ability to service its debt is dependent on future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

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

Cash flow from operations is not expected to be sufficient to pay the $11 million of principal of the Notes at maturity on August 20, 2001, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption, will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

The Note Agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. Pursuant to covenants applicable to the Company's 12.83% New Second Mortgage Notes and Second Supplemental Indenture dated September 29, 1998, the Company is required to maintain a minimum consolidated fixed charges coverage ratio (the "Ratio") of 1.25 to 1.00. The Ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended June 30, 2000 the Ratio was 3.75 to 1.00 and the Company was in compliance.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $792,000 and $750,000 in the first half of 2000 and 1999, respectively. Management has forecasted capital expenditures to be $2.1 million for the year 2000. The Company expects to finance such capital expenditures from cash on hand, cash flow, and slot lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months.


RGME managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999.



RECENTLY ISSUED ACCOUNTING STANDARDS





In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, Management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1999. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At June 30, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company believes it does not have significant overall currency exposure at June 30, 2000.

                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint to the Paulson lawsuit, denying the material allegations thereof. In addition, the Company alleged various counterclaims against Plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. On May 5, 2000, the Company filed its First Amended Counterclaims. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief. On June 6, 2000, Plaintiffs filed their Answer to the First Amended Counterclaims.





Item 6.           Exhibits and Reports

         (a)      Exhibits

        27.1      Financial Data Schedule

         (b)      Form 8-K filed during this quarter

                 (1) Current report on Form 8-K was filed on April 24, 2000, relating to the termination of the Company's non-binding letter of intent with PDS Financial Corporation.






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


                                         ELSINORE CORPORATION
                                             (Registrant)





                                      By: /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer


                                      By: /s/ S. Barton Jacka
                                            S. BARTON JACKA, Secretary
                                            and Treasurer and Principal
                                            Financial and Accounting Officer



Dated:  August 11, 2000



                                INDEX TO EXHIBITS


27.1              Financial Data Schedule