Form 10-Q
period 2000-09-30
ELSINORE CORP
filed 2000-11-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                November __, 2000              4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 2000



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE
         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                 4-5
                   September 30, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations          6-7
                   for the Three Months Ended September 30, 2000 and
                   Three Months Ended September 30, 1999

                  Condensed Consolidated Statements of Income              8-9
                   for the Nine Months Ended September 30, 2000 and
                   Nine Months Ended September 30, 1999

                  Condensed Consolidated Statement of Shareholders'        10
                   Equity for the Nine Months Ended September 30, 2000

                  Condensed Consolidated Statements of Cash Flows for      11-12
                   the Nine Months Ended September 30, 2000 and
                   Nine Months Ended September 30, 1999

                  Notes to Condensed Consolidated Financial Statements     13-17

         Item 2.  Management's Discussion and Analysis of                  17-28
                   Financial Condition and Results of
                   Operations

         Item 3.  Quantitative and Qualitative Disclosures                 28
                   About Market Risk


PART II. OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security
                   Holders                                                 __

         Item 6.  Exhibits and Reports on Form 8-K                         30

 SIGNATURES                                                                31


PART 1.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)




                                        September 30,          December 31,
                                            2000                   1999
                                      -------------------  ---------------------

Assets
Current Assets:
  Cash and cash equivalents                   $4,277                 $3,547
  Accounts receivable, less allowance for
    doubtful accounts of $260 and $249,
    respectively                                 725                    694
  Inventories                                    326                    594
  Prepaid expenses                             1,307                  1,187
                                      -------------------  ---------------------
     Total current assets                      6,635                  6,022
                                      -------------------  ---------------------

Property and equipment, net                   39,264                 40,815

Reorganization value in excess of amounts
    allocable to identifiable                    294                    313
assets

Other assets                                   1,683                  1,643
                                      -------------------  ---------------------

    Total assets                             $47,876                $48,793
                                      ===================  =====================


                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                    September 30, 2000 and December 31, 1999
                                    Unaudited
                             (Dollars in Thousands)





                                        September 30,          December 31,
                                            2000                   1999
                                      -------------------  ---------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                              $942                 $1,803
  Accrued interest                               132                    735
  Accrued expenses                             4,515                  4,573
  Current portion of long-term debt            1,313                  2,079
                                      -------------------  ---------------------
     Total current liabilities                 6,902                  9,190
                                      -------------------  ---------------------

Long-term debt, less current portion          13,295                 14,264
                                      -------------------  ---------------------
     Total liabilities                        20,197                 23,454
                                      -------------------  ---------------------

Commitments and contingencies

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference of $20,225 and $19,366, at
  September 30, 2000 and December 31, 1999,
  respectively.                               20,225                 19,366
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares.                5                      5

Additional paid-in capital                     7,411                  8,270
Retained earnings (accumulated deficit)           38                 (2,302)
                                      -------------------  ---------------------
     Total shareholders' equity               27,679                 25,339
                                      -------------------  ---------------------

     Total liabilities and shareholders'
     equity                                  $47,876                $48,793
                                      ===================  =====================

See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                            Three                   Three
                                            Months                  Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                             2000                    1999
                                      -------------------  ---------------------
Revenues, net:
 Casino                                       $8,613                 $9,672
 Hotel                                         2,120                  1,789
 Food and beverage                             2,355                  2,204
 Other                                         1,235                    475
                                      -------------------  ---------------------
   Total revenues                             14,323                 14,140
 Promotional allowances                       (1,001)                  (628)
                                      -------------------  ---------------------
   Net revenues                               13,322                 13,512
                                      -------------------  ---------------------
Costs and expenses:
 Casino                                        3,094                  3,608
 Hotel                                         2,256                  2,250
 Food and beverage                             1,625                  1,755
 Taxes and licenses                            1,361                  1,338
 Selling, general and
  administrative                               2,437                  2,578
 Rents                                         1,026                    994
 Depreciation and
  amortization                                   978                    804
 Interest                                        460                    470
 Merger and litigation costs                      98                    382
                                      -------------------  ---------------------

   Total costs and
    expenses                                  13,335                 14,179
                                      -------------------  ---------------------
   Net loss before income taxes and
    undeclared dividends on cumulative
    convertible Preferred Stock                  (13)                  (667)

 Benefit from income taxes                         -                    (18)
                                      -------------------  ---------------------

   Net loss before
    undeclared dividends on cumulative
    convertible Preferred Stock                  (13)                  (649)

Undeclared dividends on
 cumulative convertible Preferred
 Stock                                           381                    270
                                      -------------------  ---------------------

Net loss applicable
 to common shares                               $(394)                $(919)
                                      ===================  =====================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                            Three                   Three
                                            Months                  Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                             2000                    1999
                                      -------------------  ---------------------

Basic and diluted loss
 per share:

Basic loss per share                           $(.08)                 $(.19)
                                      ===================  =====================

Weighted average number of
 common shares outstanding                 4,993,963              4,929,313
                                      ===================  =====================

See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                            Nine                    Nine
                                            Months                  Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                             2000                    1999
                                      -------------------  ---------------------
Revenues, net:
 Casino                                      $27,933                $30,390
 Hotel                                         7,170                  6,307
 Food and beverage                             7,700                  7,147
 Other                                         4,210                  2,276
                                      -------------------  ---------------------
   Total revenues                             47,013                  4,612
 Promotional allowances                       (3,389)                (2,664)
                                      -------------------  ---------------------
   Net revenues                               43,624                 43,456
                                      -------------------  ---------------------
Costs and expenses:
 Casino                                        9,563                 10,604
 Hotel                                         6,669                  6,600
 Food and beverage                             5,098                  5,140
 Taxes and licenses                            4,354                  4,435
 Selling, general and
  administrative                               8,223                  7,930
 Rents                                         3,103                  2,970
 Depreciation and
  amortization                                 2,878                  2,418
 Interest                                      1,311                  1,474
 Merger and litigation costs                      85                    775
                                      -------------------  ---------------------

   Total costs and
    expenses                                  41,284                 42,346
                                      -------------------  ---------------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible Preferred Stock                2,340                  1,110

 Provision for income taxes                       -                      22
                                      -------------------  ---------------------

   Net income before
    undeclared dividends on cumulative
    convertible Preferred Stock                2,340                  1,088

Undeclared dividends on
 cumulative convertible Preferred
 Stock                                           954                    810
                                      -------------------  ---------------------

Net income applicable
 to common shares                             $1,386                   $278
                                      ===================  =====================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                             Nine                    Nine
                                            Months                  Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                             2000                    1999
                                      -------------------  ---------------------

Basic and diluted income
 per share:

Basic income per share                          $.28                   $.06
                                      ===================  =====================

Weighted average number of
 common shares outstanding                 4,993,963              4,929,313
                                      ===================  =====================

Diluted income per share                        $.02                   $.01
                                      ===================  =====================

Weighted average number of
 common  and common
 equivalent shares
 outstanding                              97,993,963             97,993,963
                                      ===================  =====================

See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                      Nine Months Ended September 30, 2000
                             (Dollars in thousands)
                                    Unaudited


                 Common Stock     Preferred Stock
               ---------------- ------------------
                                                              Retained
                                                              Earnings  Total
                 Out-              Out-            Additional (Accumu-  Share-
               Standing          Standing          Paid-In-   lated     holders'
                Shares   Amount  Shares    Amount  Capital    Deficit)  Equity
               --------- ------ ---------- ------- ---------- --------- --------

Balance,
 January 1,
 2000          4,929,313    $5  50,000,000 $19,366    $8,270   ($2,302)  $25,339

Common stock
  issue           64,652

Net income                                                       2,340     2,340

Undeclared
  preferred
  stock
  dividends                                    859      (859)                  -
               --------- ------ ---------- ------- ---------- --------- --------


Balance,
 September 30,
 2000          4,993,965    $5  50,000,000 $20,225    $7,411       $38   $27,679
               ========= ====== ========== ======= ========== ========= ========


See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                             Nine                    Nine
                                            Months                  Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                             2000                    1999
                                      -------------------  ---------------------
Cash flows from operating  activities:
 Net income                                   $2,340                 $1,088
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                              2,878                  2,418
 Changes in assets and
   liabilities:
   Accounts receivable                           (31)                     -
   Inventories                                   268                    108
   Prepaid expenses                             (120)                  (166)
   Other assets                                  (21)                  (111)
   Accounts payable                             (861)                   121
   Accrued expenses                              (58)                   791
   Accrued interest                             (603)                (2,442)
                                      -------------------  ---------------------
 Net cash provided by
   operating activities                        3,792                  1,807
                                      -------------------  ---------------------

Cash flows used in investing
   activities - capital
   expenditures                               (1,268)                (1,624)
                                      -------------------  ---------------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                 (1,794)                (1,643)
                                      -------------------  ---------------------

Net increase (decrease) in
 Cash and cash equivalents                       730                 (1,460)

Cash and cash equivalents at
 beginning of period                           3,547                  5,604
                                      -------------------  ---------------------

Cash and cash equivalents at
 end of period                                $4,277                 $4,144
                                      ===================  =====================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                           Nine Months        Nine Months
                                              Ended              Ended
                                           September 30,      September 30,
                                               2000               1999
                                         -----------------  -----------------
                                           (Dollars in        (Dollars in
                                            thousands)         thousands)


Supplemental disclosure of non-cash
investing and financing activities:
  Equipment purchased with capital
  lease financing                               $59               $585

Supplemental disclosure of cash activities:
  Cash paid for interest                     $1,969             $3,915
  Cash paid for income taxes                      2                 54

See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

(a)      Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b)      Basis of Presentation

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 1999. In the opinion of Management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three months ended September 30, 2000 and September 30, 1999, the results of operations for the nine months ended September 30, 2000 and September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and September 30, 1999. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

(e)      Net Income Per Common Share

Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the three and nine month periods ended September 30, 1999 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods. Since the Company incurred a net loss for the three month periods ended September 30, 2000 and 1999, the effect of common stock equivalents was anti-dilutive. Therefore, only basic per share amounts are presented.


                                              Nine Months Ended
                                              September 30, 2000
                               -------------------------------------------------
                                  Income            Shares          Per Share
                                                                     Amounts
Basic EPS:
  Net income available to
  common shareholders            $1,386,000        4,993,963           $0.28
Effect of Dilutive Securities:
  Cumulative convertible
  preferred stock                   954,000       93,000,000           (0.25)
Diluted EPS:
                               ---------------  ---------------  ---------------
  Net income available to
  common shareholders
  plus assumed conversions       $2,340,000       97,993,963           $0.03
                               ===============  ===============  ===============


                                              Nine Months Ended
                                              September 30, 2000
                               -------------------------------------------------
                                  Income            Shares          Per Share
                                                                     Amounts
Basic EPS:
  Net income available to
  common shareholders               $278,000        4,929,313          $0.06
Effect of Dilutive Securities:
  Cumulative convertible
  preferred stock                    810,000       93,000,000          (0.05)
  Common stock required to
  be issued to shareholders                -           64,650              -
Diluted EPS:
                               ---------------  ---------------  ---------------
  Net income available to
  common shareholders
  plus assumed conversions        $1,088,000       97,993,963           $0.01
                               ===============  ===============  ===============


2.       Income Taxes

The Company's effective tax rate will be approximately 0% until its net operating losses expire or are used.

3.       Commitments and Contingencies

Riviera Gaming Management - Elsinore ("RGME") managed the Four Queens Casino in accordance with a Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997 (the "Management Arrangement"). RGME received an annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999.

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

Discovery is only now beginning, and the Company is currently unable to form an opinion as to the amount of its exposure, if any. Mr. Paulson passed away earlier this year, and the effect on the lawsuit, if any, of his death is uncertain. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

5.       Subsequent Events

On October 6, 2000, Palm Springs East, Limited Partnership ("PSELP"), a subsidiary of the Company, entered into a release and settlement agreement (the "Agreement") with the 29 Palms Band of Mission Indians (the "Tribe") regarding the settlement of a promissory note (the "Note") owed by the Tribe to PSELP. The Note was originally entered into by and between PSELP and the Tribe on October 8, 1996 for the aggregate amount of $9,000,000. Pursuant to the terms of the Agreement, the Tribe is required to pay PSELP an aggregate amount of $3,500,000.

In addition, pursuant to the terms of the Agreement, PSELP and the Tribe agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the Note.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.



                               Three Months Ended        Three Months Ended
                               September 30, 2000        September 30, 1999
                             (Dollars in               (Dollars in
                              thousands)       %        thousands)       %
                             -----------  ----------   -----------  ----------
Revenues, net:
   Casino                       $8,613        66.7%       $9,672        71.6%
   Hotel                         2,120        16.4%        1,789        13.2%
   Food & beverage               2,355        18.2%        2,204        16.3%
   Other                         1,235         9.3%          475         3.5%
                             -----------  ----------   -----------  ----------
     Total revenue              14,323       107.5%       14,140       104.6%
   Promotional allowances       (1,001)       (7.5%)        (628)       (4.6%)
                             -----------  ----------   -----------  ----------
     Net revenues               13,322       100.0%       13,512       100.0%
                             -----------  ----------   -----------  ----------

Costs and expenses:
   Casino                        3,094        35.9%        3,608        37.3%
   Hotel                         2,256       106.4%        2,250       125.8%
   Food and beverage             1,625        69.0%        1,755        79.6%
   Taxes and licenses            1,361        10.5%        1,338         9.9%
   Selling, general and
     administrative              2,437        18.3%        2,578        19.1%
   Rents                         1,026         7.7%          994         7.4%
   Depreciation and
     amortization                  978         7.6%          804         6.0%
   Interest                        460         3.6%          470         3.5%
   Merger and litigation costs      98          .8%          382         2.8%
                             -----------  ----------   -----------  ----------
     Total costs and expenses   13,335       100.1%       14,179       104.9%
                             -----------  ----------   -----------  ----------

   Net loss before income
    taxes and undeclared
    dividends on cumulative        (13)        (.1%)        (667)       (4.9%)
    convertible Preferred Stock

   Benefit from income taxes         -           -           (18)        (.1%)
                             -----------  ----------   -----------  ----------

   Net loss before
    undeclared dividends on
    cumulative convertible
    Preferred Stock                (13)        (.1%)        (649)       (4.8%)

    Undeclared dividends on
      cumulative convertible
      Preferred Stock              381         2.9%          270         2.0%

   Net loss applicable       -----------  ----------   -----------  ----------
    to common shares              (394)       (3.0%)        (919)       (6.8%)
                             -----------  ----------   -----------  ----------




                               Three Months Ended        Three Months Ended
                               September 30, 2000        September 30, 1999
                             (Dollars in               (Dollars in
                              thousands)       %        thousands)       %
                             -----------  ----------   -----------  ----------
Other Data:
Net income applicable
  to common shares                (394)       (3.0%)        (919)       (6.8%)
  Interest                         460         3.6%          470         3.5%
  Benefit from Income taxes          -           -           (18)        (.1%)
  Depreciation and amortization    978         7.6%          804         6.0%
  Rents                          1,026         7.7%          994         7.4%
  Merger and litigation costs       98          .8%          382         2.8%
  Undeclared dividends             381         2.9%          270         2.0%
                             -----------  ----------   -----------  ----------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA  $2,549        19.1%       $1,983        14.7%
                             ===========  ==========   ===========  ==========





                               Nine Months Ended         Nine Months Ended
                               September 30, 2000        September 30, 1999
                             (Dollars in               (Dollars in
                              thousands)       %        thousands)       %
                             -----------  ----------   -----------  ----------
Revenues, net:
   Casino                      $27,933        64.6%      $30,390        69.9%
   Hotel                         7,170        16.6%        6,307        14.5%
   Food & beverage               7,700        17.8%        7,147        16.4%
   Other                         4,210         9.7%        2,276         5.2%
                             -----------  ----------   -----------  ----------
     Total revenue              47,013       107.8%       46,120       106.1%
   Promotional allowances       (3,389)       (7.8%)      (2,664)       (6.1%)
                             -----------  ----------   -----------  ----------
     Net revenues               43,624       100.0%       43,456       100.0%
                             -----------  ----------   -----------  ----------

Costs and expenses:
   Casino                        9,563        34.2%       10,604        34.9%
   Hotel                         6,669        93.0%        6,600       104.6%
   Food and beverage             5,098        66.2%        5,140        71.9%
   Taxes and licenses            4,354        10.1%        4,435        10.2%
   Selling, general and
     administrative              8,223        18.9%        7,930        18.2%

   Rents                         3,103         7.1%        2,970         6.8%
   Depreciation and
     amortization                2,878         6.7%        2,418         5.6%
   Interest                      1,311         3.0%        1,474         3.4%
   Merger and litigation costs      85         0.2%          775         1.8%
                             -----------  ----------   -----------  ----------
     Total costs and expenses   41,284        94.6%       42,346        97.4%
                             -----------  ----------   -----------  ----------

   Net income before income
    taxes and undeclared
    dividends on cumulative      2,340         5.4%        1,110         2.6%
    convertible Preferred Stock

   Provision for income taxes        -           -            22         0.1%
                             -----------  ----------   -----------  ----------

   Net income before
    undeclared dividends on
    cumulative convertible
    Preferred Stock              2,340         5.4%        1,088         2.5%

    Undeclared dividends on
      cumulative convertible
      Preferred Stock              954         2.2%          810         1.9%

   Net income applicable     -----------  ----------   -----------  ----------
    to common shares             1,386         3.2%          278         0.6%
                             -----------  ----------   -----------  ----------



                               Nine Months Ended         Nine Months Ended
                               September 30, 2000        September 30, 1999
                             (Dollars in               (Dollars in
                              thousands)       %        thousands)       %
                             -----------  ----------   -----------  ----------
Other Data:
Net income applicable
  to common shares               1,386         3.2%          278         0.6%
  Interest                       1,311         3.0%        1,474         3.4%
  Income taxes                       -           -            22          .1%
  Depreciation and amortization  2,878         6.7%        2,418         5.6%
  Rents                          3,103         7.1%        2,970         6.8%
  Merger and litigation costs       85         0.2%          775         1.8%
  Undeclared dividends             954         2.2%          810         1.9%
                             -----------  ----------   -----------  ----------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $9,716        22.3%       $8,747        20.1%
                             ===========  ==========   ===========  ==========

Cash flows provided by
 operating activities           $3,792                    $1,807
                             ===========               ===========

Cash flows used in investing
   activities                  ($1,268)                  ($1,624)
                             ===========               ===========

Cash flows used in financing
   activities                  ($1,794)                  ($1,643)
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



                 THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 1999


REVENUES

Net revenues decreased by approximately $190,000, or 1.4%, from $13,512,000 during the 1999 period, to $13,322,000 for the 2000 period. This decrease was primarily due to a decline of casino revenues, as discussed below, partially offset by payments received under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

Casino revenues decreased by approximately $1,059,000, or 10.9%, from $9,672,000 during the 1999 period to $8,613,000 during the 2000 period. This decrease was primarily due to a $571,000, or 100%, decrease in slot promotion revenue, a $510,000, or 6.8%, decrease in slot machine revenue, and a $57,000, or 11.5%, decrease in keno revenue, partially offset by a $66,000, or 4.7%, increase in table games revenue. The decrease in slot promotion revenue was due to the termination of a license agreement on December 1, 1999, regarding a promotional program known as $40 of Slot Play for $20SM ("$40 for $20"). The decrease in slot machine revenue is attributable to a decrease in hold percentage of 0.13% and a decrease in slot coin-in of $5,943,000 or 4.8%. The increase in table games revenue is attributable to an increase in drop of $2,920,000, or 30.5%, offset by a decrease in the win percentage of 2.9%.

Hotel revenues increased by approximately $331,000, or 18.5%, from $1,789,000 during the 1999 period to $2,120,000 during the 2000 period. This increase was primarily due to an increase in the average daily room rate of $6.09, from $26.70 in the 1999 period to $32.79 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 96.6%, for the 1999 period, to 92.9%, for the 2000 period. Cash room revenue increased $336,000, or 25.6%, from the 1999 period.

Food and beverage revenues increased approximately $151,000, or 6.9%, from $2,204,000 during the 1999 period to $2,355,000 during the 2000 period. This increase was primarily due to an increase in cash food sales as a result of a an increase in covers.

Other revenues increased by approximately $760,000, or 160.0%, from $475,000 during the 1999 period to $1,235,000 during the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band.

Promotional allowances increased by approximately $373,000, or 59.4%, from $628,000 during the 1999 period to $1,001,000 during the 2000 period due to an increase in complimentary rooms, food, and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $615,000, or 6.9%, from $8,951,000 for the 1999 period to $8,336,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $514,000, or 14.2%, from $3,608,000 during the 1999 period to $3,094,000 during the 2000 period, and expenses as a percentage of revenue decreased from 37.3% to 35.9%, due primarily to the termination of the slot promotion, as discussed above.

Hotel expenses increased by approximately $6,000, or 0.3% from $2,250,000 during the 1999 period to $2,256,000 during the 2000 period, and expenses as a percentage of revenues decreased from 125.8% to 106.4%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

Food and beverage costs and expenses decreased by approximately $130,000, or 7.4%, from $1,755,000 during the 1999 period to $1,625,000 during the 2000 period, and expenses as a percentage of revenues decreased from 79.6% to 69.0%, primarily due to the allocation of food and beverage costs, associated with complimentary food and beverage sales, to the casino department.

Taxes and licenses increased $23,000, or 1.7%, from $1,338,000 in the 1999 period to $1,361,000 in the 2000 as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $141,000, from $2,578,000 during the 1999 period to $2,437,000 during the 2000 period, and as a percentage of total net revenues, expenses decreased from 19.1% to 18.3% primarily due to the termination of a Management Arrangement between RGME and the Company.

The Company believes that city-wide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") increased by approximately $480,000, or 24.2%, from $1,983,000 during the 1999 period to $2,463,000 during the 2000 period. The increase was due primarily to a reduction in expenses as discussed above.

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

OTHER EXPENSES

Rent expense increased by approximately $32,000, or 3.2%, from $994,000 during the 1999 period to $1,026,000 during the 2000 period, due primarily to corresponding annual Consumer Price Index ("CPI") increases for land lease agreements.

Depreciation and amortization increased by approximately $174,000, or 21.6% from $804,000 during the 1999 period to $978,000 during the 2000 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $10,000, or 2.1% from $470,000 during the 1999 period to $460,000 for the 2000 period, due to the payoff of certain bankruptcy notes that resulted from the February 28, 1997 Plan of Reorganization.

During 2000, the Company incurred approximately $98,000 in merger and litigation costs related to the Company's non-binding letter of intent with PDS Financial Corporation ("PDS") which terminated on April 19, 2000.

NET LOSS BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced a net loss before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2000 period of $12,000 compared to a net loss of $667,000 in the 1999 period, an improvement of $655,000 or 98.2%.


                  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 1999


REVENUES

Net revenues increased by approximately $168,000, or 0.4%, from $43,456,000 during the 1999 period, to $43,624,000 for the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band, offset partially by a decrease in casino revenues, as discussed below.

Casino revenues decreased by approximately $2,457,000, or 8.1%, from $30,390,000 during the 1999 period to $27,933,000 during the 2000 period. This decrease was primarily due to a $2,012,000, or 100%, decrease in slot promotion revenue, a $570,000, or 2.5%, decrease in slot machine revenue, and a $93,000, or 18.6%, decrease in keno revenue, partially offset by a $218,000, or 4.5%, increase in table games revenue. Slot promotion revenue decreased due to the termination of a license agreement on December 1, 1999, for the $40 for $20 slot promotion. The decrease in slot machine revenue is attributable to a decrease in hold percentage of 0.06% and a decrease in slot coin-in of $5,564,000 or 1.4%. The increase in table games revenue is attributable to an increase in drop of $9,088,000, or 27.4%, partially offset by a decrease in the win percentage of 2.6%.

Hotel revenues increased by approximately $863,000, or 13.7%, from $6,307,000 during the 1999 period to $7,170,000 during the 2000 period. This increase was primarily due to an increase in the average daily room rate of $6.09, from $31.17 in the 1999 period to $37.26 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 96.8%, for the 1999 period, to 92.7%, for the 2000 period. Cash room revenue increased $853,000, or 18.0%, from the 1999 period.

Food and beverage revenues increased approximately $553,000, or 7.7%, from $7,147,000 during the 1999 period to $7,700,000 during the 2000 period. This increase was primarily due to an increase in food revenues as a result of an increase in covers and a higher average check. An increase in complimentary beverages given to patrons during their play in the casino also attributed to the revenue increase. In addition, cash beverage revenue increased as a result of a higher average check.

Other revenues increased by approximately $1,934,000, or 85.0%, from $2,276,000 during the 1999 period to $4,210,000 during the 2000 period. This increase was primarily due to payments received under a settlement agreement with the Band.

Promotional allowances increased by approximately $725,000, or 27.23%, from $2,664,000 during the 1999 period to $3,389,000 during the 2000 period due to an increase in complimentary rooms, food, and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $1,095,000, or 4.1%, from $26,779,000 for the 1999 period to $25,684,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $1,041,000, or 9.8%, from $10,604,000 during the 1999 period to $9,563,000 during the 2000 period, and expenses as a percentage of revenue decreased from 34.9% to 34.2%, due primarily to the termination of the slot promotion as discussed above.

Hotel expenses increased by approximately $69,000, or 1.0% from $6,600,000 during the 1999 period to $6,669,000 during the 2000 period, however expenses as a percentage of revenues decreased from 104.6% to 93.0%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

Food and beverage costs and expenses decreased by approximately $42,000, or 0.8%, from $5,140,000 during the 1999 period to $5,098,000 during the 2000 period, and expenses as a percentage of revenues decreased from 71.9% to 66.2%, primarily due to the allocation of food and beverage costs, associated with complimentary food and beverage sales, to the casino department.

Taxes and licenses decreased $81,000, or 1.8%, from $4,435,000 in the 1999 period to $4.354,000 in the 2000 period as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $293,000, or 3.7%, from $7,930,000 during the 1999 period to $8,223,000 during the 2000 period, and as a percentage of total net revenues, expenses increased from 18.2% to 18.9% due primarily to the implementation of a slot promotion in February 2000.

The Company believes that city-wide competition for experienced employees may increase employee turnover and lead to increased payroll costs.

EBITDA

EBITDA, as defined, increased by approximately $883,000, or 10.1%, from $8,747,000 during the 1999 period to $9,630,000 during the 2000 period. The increase was due primarily to a reduction in expenses as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $133,000, or 4.5%, from $2,970,000 during the 1999 period to $3,103,000 during the 2000 period, due primarily to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $460,000, or 19.0% from $2,418,000 during the 1999 period to $2,878,000 during the 2000 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $163,000, or 11.1% from $1,474,000 during the 1999 period to $1,311,000 for the 2000 period, due primarily to the payoff of certain bankruptcy notes that resulted from the February 28, 1997 Plan of Reorganization.

During 2000, the Company incurred approximately $85,000 in merger and litigation costs. Approximately $466,000 was incurred as a result of litigation costs related to the Paulson Merger Agreement which was offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $489,000. Approximately $108,000 was incurred as a result of costs associated with the Company's non-binding letter of intent with PDS, which was terminated on April 19, 2000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2000 period of $2,340,000 compared to a net income of $1,110,000 in the 1999 period, an improvement of $1,230,000 or 110.8%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4.3 million at September 30, 2000, as compared to approximately $3.5 million at December 31, 1999.

For the first nine months of 2000, the Company's net cash provided by operating activities was $3,792,000 compared to $1,807,000 in 1999. EBITDA, as defined, for the first nine months of 2000 and 1999, was $9.6 million and $8.7 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's 12.83% Mortgage Notes ("Existing Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters. Scheduled interest payments on the Notes and other indebtedness is $1.9 million in 2000, declining to $1.8 million in 2003. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in forecasted capital expenditures of approximately $2.1 million for 2000. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The Existing Notes are due in full on August 20, 2001. The Company has recently entered into a Third Supplemental Indenture in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003 ("Notes"). The Notes are redeemable by the Company at any time at 100% of par, without premium.

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

Cash flow from operations is not expected to be sufficient to pay the $11 million of principal of the Notes at maturity on October 20, 2003, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption, will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

The Note Agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The Ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended September 30, 2000 the Ratio was 4.06 to 1.00 and the Company was in compliance. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $1,268,000 and $1,624,000 in the first nine months of 2000 and 1999, respectively. Management has forecasted capital expenditures to be $2.1 million for the year 2000. The Company expects to finance such capital expenditures from cash on hand, cash flow, and slot lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.


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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, operating expense, capital spending, financing and restructuring sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing needs or efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions), risks related to development and upgrading activities, uncertainty of casino customer spending and vacationing in hotel/casinos in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1999. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At September 30, 2000 the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company believes it does not have significant overall currency exposure at September 30, 2000.


                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION


Item 4.  Annual Meeting Held on October 17, 2000.

On October 17, 2000, the Company held its Annual Meeting of  Shareholders.  John
C. "Bruce" Waterfall, Jeffrey T. Leeds, and S. Barton Jacka were re-elected as Directors of the Company and Donald A. Hinkle was elected. Out of the 4,993,965 shares of Common Stock and 50,000,000 of Preferred Stock, entitled to vote at such meeting, there were present in person or by proxy 54,646,439 shares. The voting results were as follows:



Name                             For        %    Against    %   Withheld    %
----                         ----------    ---   -------   ---  --------   ---
John C. "Bruce" Waterfall    54,646,439    100      0       0       0       0

Jeffrey T. Leeds             54,646,439    100      0       0       0       0

S. Barton Jacka              54,646,439    100      0       0       0       0

Donald A. Hinkle             56,646,439    100      0       0       0       0



Item 6.  Exhibits and Reports

         (a)      Exhibits

        27.1      Financial Data Schedule

        10.58     Third Supplemental Indendture

         (b)      Form 8-K filed during this quarter

                 (1)  No reports on Form 8-K were filed during the period.







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


                                            ELSINORE CORPORATION
                                                 (Registrant)





                                       By:      /s/ Jeffrey T. Leeds
                                                JEFFREY T. LEEDS, President
                                                and Chief Executive Officer


                                       By:      /s/ Gina L. Contner
                                                GINA L. CONTNER, Assistant
                                                Secretary and Principal
                                                Financial and Accounting Officer



Dated:  November  , 2000



                                  EXHIBIT 10.58


     -----------------------------------------------------------------------


                              ELSINORE CORPORATION
                                    as Issuer

                                       and

                           THE GUARANTORS NAMED HEREIN

                                       TO

                      U.S. BANK TRUST NATIONAL ASSOCIATION
                                   as Trustee



                           ---------------------------


                               THIRD SUPPLEMENTAL

                                    INDENTURE

                          Dated as of October 31, 2000

                  Supplement to Amended and Restated Indenture

                            Dated as of March 3, 1997
                           ---------------------------

     -----------------------------------------------------------------------



THIRD SUPPLEMENTAL INDENTURE (this "Third Supplemental Indenture"), dated as of October 31, 2000, among Elsinore Corporation, a Nevada corporation (the
"Company"), the Guarantors listed on the signature pages hereof (the "Guarantors"), and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee (the "Trustee").

                             PRELIMINARY STATEMENTS


The Company, the Guarantors and the Trustee have heretofore entered into that certain Amended and Restated Indenture dated as of March 3, 1997 (the "1997 Indenture") providing for the issue of the Company's 13 1/2% Second Mortgage Notes due 2001 in the original aggregate principal amount of $30,000,000.

The 1997 Indenture was amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, by and among the Company, the Guarantors and the Trustee, and the Second Supplemental Indenture, dated September 29, 1998, by and among the Company, the Guarantors and the Trustee (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Capitalized terms used in this Third Supplemental Indenture without definition shall have the meanings assigned thereto in the Indenture as amended hereby.

Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Notes were exchanged for new Notes with an interest rate of 12.83%.

Section 10.2 of the Indenture provides that a supplemental indenture may be entered into by the Company and the Trustee with the consent of Holders of a majority in aggregate principal amount of the then outstanding Securities to change or modify any provision of the Indenture, except in certain circumstances set forth in Section 10.2 of the Indenture, in which case the consent of Holders of 66-2/3% in aggregate principal amount of the then outstanding Securities is required and except in certain other circumstances set forth in Section 10.2 of the Indenture, in which case the consent of the Holders of each outstanding Security affected thereby is required.

The Company and the Holders have agreed to amend the Indenture in order to extend the Stated Maturity of the Notes from August 20, 2001 to October 20, 2003. On the Third Supplemental Indenture Effective Date, the Company shall issue New Notes in the aggregate principal amount of $11,104,000 in exchange for Existing Notes in the same principal amount. The New Notes shall have the same terms, provisions and conditions as the Existing Notes except that the Stated Maturity shall be October 20, 2003. The Company has duly authorized the creation of an issue of its New Notes of substantially the tenor and amount hereinafter set forth, and to provide therefor, the Company has duly authorized the execution and delivery of this Third Supplemental Indenture. All things necessary have been done to make such New Notes, when executed by the Company and authenticated and delivered hereunder and duly issued by the Company, the valid obligations of the Company and to make this Third Supplemental Indenture a valid and binding agreement of the Company and each of the Guarantors and supplement to the Indenture. All covenants and agreements made by the Company herein are for the equal and proportionate benefit and security of the Holders of Securities. The Company and the Guarantors are entering into this Third Supplemental Indenture and the Trustee is accepting this Third Supplemental Indenture for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged.

Pursuant to Section 10.6 of the Indenture, the Trustee has received an Opinion of Counsel stating that the execution of this Third Supplemental Indenture is authorized or permitted by the Indenture.

NOW, THEREFORE,  for and in consideration of the premises and for other good and
valuable   consideration,   the  receipt  and   sufficiency   which  are  hereby
acknowledged, the parties hereto hereby mutually covenant and agree as follows:


Part I:    AMENDMENTS TO DEFINITIONS

SECTION 1. The Definition of "Existing Notes" in Section 1.1 of the Indenture is hereby amended by deleting it in its entirety and substituting the following therefor:

"Existing Notes" means Company's 12.83% Second Mortgage Notes due 2001 issued pursuant to this Indenture prior to the Third Supplemental Indenture Effective Date.

SECTION 2. Section 1.1 of the Indenture is hereby amended by adding thereto the following definition of "Third Supplemental Indenture Effective Date", which shall be inserted in proper alphabetical order:

"Third Supplemental Indenture Effective Date" means the date on which the Company has delivered to the Trustee an Officers' Certificate stating that all conditions to the effectiveness of the Third Supplemental Indenture by the Company, as Issuer, the Guarantors, and the Trustee, dated as of October 31, 2000, which amends this Indenture, have been satisfied or waived in writing.

SECTION 3. The Definition of "New Notes" in Section 1.1 of the Indenture is hereby amended by deleting it in its entirety and substituting the following therefor:

"New Notes" means the Company's 12.83% Second Mortgage Notes due 2003, issued pursuant to this Indenture on and after the Third Supplemental Indenture Effective Date.

SECTION 4. The definition of "Securities" and "Notes" in Section 1.1 of the Indenture is hereby amended and restated in its entirety to read as follows:

"Securities" or "Notes" means (i) before the Third Supplemental Indenture Effective Date, the Existing Notes and (ii) on and after the Third Supplemental Indenture Effective Date, the New Notes, as amended or modified from time to time in accordance with the terms hereof.

SECTION 5. The Definition of "Stated Maturity" in Section 1.1 of the Indenture is hereby amended and restated in its entirety to read as follows:

"Stated Maturity" when used with respect to any Security, means October 20, 2003.


Part II:   AMENDMENTS TO TERMS RELATING TO SECURITIES

SECTION 6. Section 2.3 of the Indenture is hereby amended by deleting the fifth paragraph in its entirety and substituting the following paragraph therefor:

"On the Third Supplemental Indenture Effective Date, New Notes in an aggregate original principal amount of $11,104,000 shall be authenticated and delivered under this Indenture in exchange for all then outstanding Existing Notes. Such New Notes shall thereupon be the 'Securities' and the 'Notes' for all purposes under this Indenture."


Part III:  AMENDMENTS TO EXHIBITS

SECTION 7.   Exhibits.

The Indenture is hereby amended by deleting Exhibit B therefrom in its entirety and substituting a new Exhibit B in the form attached hereto as Annex I.


Part IV.   MISCELLANEOUS

SECTION 8.   No Third Party Beneficiaries.

Nothing in this Third Supplemental Indenture, express or implied, shall give to any person, other than the parties hereto and their successors under the Indenture and the Holders of the Securities, any benefit or any legal or equitable right, remedy or claim under the Indenture.

SECTION 9.   Effect on Indenture.

This Third Supplemental Indenture supplements the Indenture and shall be a part and subject to all the terms thereof. Except as expressly supplemented hereby, the Indenture shall continue in full force and effect.

SECTION 10.  Third Supplemental Indenture Effective Date.

The Third Supplemental Indenture Effective Date shall occur on the date that each of the following conditions precedent has been satisfied:

(i) The Company and the Guarantors listed therein shall have executed and delivered to the Trustee for its acceptance an Acknowledgement and Confirmation of Pledge Agreement substantially in the form of Annex II hereto.

(ii) The Guarantors listed therein shall have executed and delivered an Acknowledgement and Confirmation of Guaranty to the Trustee for its acceptance substantially in the form of Annex III hereto.

(iii) Four Queens, Inc., and the Trustee shall have executed and delivered a Third Modification of Subordinated Deed of Trust substantially in the form of Annex IV hereto.

(iv) Morrison & Forester, special counsel to the Company, shall have delivered to the Trustee its favorable legal opinion stating that the execution of this Third Supplemental Indenture is authorized or permitted by the Indenture.

(v) The  Trustee  shall have  received a written  consent by the  Holders of the
Existing  Notes,   consenting  to  the  substance  of  this  Third  Supplemental
Indenture.

(vi) The Company shall have delivered to the Trustee an Officers' Certificate stating that the conditions precedent to the Third Supplemental Indenture Effective Date have been satisfied or waived in writing.

Simultaneously with the effectiveness hereof, the Company shall issue to each Holder of Existing Notes duly authenticated and executed New Notes, together with duly executed Guarantees endorsed thereon, together with a certificate from the Trustee regarding the authentication thereof in exchange for all Existing Notes held by such Holder.

SECTION 11.  Confirmation of Lien.

Promptly after the Third Supplemental Indenture Effective Date, the Company will cause Four Queens to record the Third Modification of Subordinated Deed of Trust substantially in the form of Annex IV hereto, confirming that that certain Deed of Trust, Assignment of Rents, and Security Agreement in favor of U.S. Bank Trust National Association (f/k/a First Trust National Association), as Beneficiary, dated as of October 8, 1993, which was recorded in the official records of Clark County, Nevada, on October 8, 1993 in Book 931008 Document No. 0554, secures all obligations under the Indenture and the New Notes on a first priority basis, and will execute, deliver and record all other documents reasonably necessary or desirable to confirm the lien and priority of such Deed of Trust.

SECTION 12.  Trustee Disclaimer.

The Trustee has accepted the amendment of the Indenture effected by this Third Supplemental Indenture and agrees to execute the trust created by the Indenture as hereby amended, but only upon the terms and conditions set forth in the Indenture, including the forms and provisions defining and limiting the liabilities and responsibilities of the Trustee, and without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals of fact contained herein, all of which recitals are made solely by the Company, for or with respect to the validity or sufficiency of this Third Supplemental Indenture or any of the terms or provisions hereof and shall incur no liability or responsibility in respect of the validity thereof.

SECTION 13.  Integration

This Third Supplemental Indenture (including the Schedules and Exhibits hereto) constitutes the entire agreement with respect to the subject matter hereof, and supersedes all other prior agreements and understandings, both oral and written, among the parties with respect to the subject matter hereof.

SECTION 14.  Severability.

In case any provision in or obligation under this Third Supplemental Indenture shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

SECTION 15.  Headings

Section and subsection headings in this Third Supplemental Indenture are included herein for convenience of reference only and shall not constitute a part of this Third Supplemental Indenture for any other purpose or be given any substantive effect.

SECTION 16.  Governing Laws.

This Third Supplemental Indenture and the New Notes shall be governed by and construed in accordance with the laws of the State of New York.
                                    * * * * *


                  [Remainder of page intentionally left blank.]



This Third Supplemental Indenture may be signed in counterparts with the same effect as if the signatures to each counterpart were upon a single instrument, and all such counterparts together shall be deemed an original of this Third Supplemental Indenture.

IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.


                                       ELSINORE CORPORATION,
                                       a Nevada Corporation

                                       By:      /s/ Jeffrey T. Leeds
                                       Name:    Jeffrey T. Leeds
                                       Title:   President
Attest:  Brigid McCarthy

                                       U.S. BANK TRUST NATIONAL ASSOCIATION,
                                       as Trustee

                                       By:      /s/ T.J. Sandell
                                       Name:    T.J. Sandell
                                       Title:   Authorized Officer

Attest:____________________

GUARANTORS:                            ELSUB MANAGEMENT CORPORATION

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President


                                       FOUR QUEENS, INC.

                                       By:      /s/ John C. "Bruce" Waterfall
                                       Name:    John C. "Bruce" Waterfall
                                       Title:   President


                                       PALM SPRINGS EAST, LIMITED PARTNERSHIP

                                       By:      Elsub Management Corporation,
                                                General Partner

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President




                                     ANNEX I

                                    EXHIBIT B

                         [FORM OF SECOND MORTGAGE NOTE]

                              ELSINORE CORPORATION
                           12.83% SECOND MORTGAGE NOTE
                                    DUE 2003

CUSIP No.: 290308 AD 7

No.                                                                 $

Elsinore Corporation, a Nevada corporation (hereinafter called the "Company," which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to __________ or registered assigns, the principal sum of ____________ Dollars, on October 20, 2003.

         Interest Payment Dates: February 28, August 31,and at maturity.

         Record Dates: February 15, August 15, and 15 days prior to maturity.

Reference is made to the further provisions of this Security on the reverse side, which will, for all purposes, have the same effect as if set forth at this place.

IN WITNESS WHEREOF, the Company has caused this Instrument to be duly executed under its corporate seal.

 Dated:

                                       ELSINORE CORPORATION


                                       By:____________________________




STATE OF ________         )
                          ) ss:
COUNTY OF _______         )

On this ____ day of _________________, 2000, before me, the undersigned, a Notary Public in and for the County of ________, State of ________, duly commissioned and sworn, personally appeared _________________ personally known to me, or proved to me on the basis of satisfactory evidence, to be the _____________ of ELSINORE CORPORATION, whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

WITNESS my hand and official seal.

                                       _____________________________
                                               NOTARY PUBLIC


                                       My commission expires on

                                       _____________________________






                [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]



This is one of the Securities described in the within-mentioned Indenture.


                                       ________________________________
                                       U.S. Bank Trust National Association,
                                       as Trustee



                                       By:_____________________________
                                       Authorized Signatory

Dated:


                              ELSINORE CORPORATION


                           12.83% Second Mortgage Note
                                    due 2003

1.       Interest.

Elsinore Corporation, a Nevada corporation (the "Company"), promises to pay interest on the principal amount of this Security at the rate of interest set forth in the next following paragraph. To the extent it is lawful, the Company promises to pay interest on any interest payment due but unpaid on such principal amount at the rate of interest set forth in the next paragraph per annum, compounded semi-annually.

The Company will pay interest semi-annually on February 28 and August 31 of each year and at the Stated Maturity (each, an "Interest Payment Date"), commencing February 28, 1999. Interest on the Securities will accrue at the rate of 12.83%. Interest will be computed on the basis of a 360-day year consisting of twelve 30-day months.

2.       Method of Payment.

The Company shall pay interest on the Securities (except defaulted interest) to the persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date. Holders must surrender Securities to a Paying Agent to collect principal payments. Except as provided below, the Company shall pay principal and interest in such coin or currency of the United States of America as at the time of payment shall be legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Company may pay principal and interest by wire transfer of Federal funds, or interest by its check payable in such U.S. Legal Tender. The Company may deliver any such interest payment to the Paying Agent or the Company may mail any such interest payment to a Holder at the Holder's registered address.

3.       Paying Agent and Registrar.

Initially, U.S. Bank Trust National Association (the "Trustee") will act as Paying Agent and Registrar. The Company may change any Paying Agent, Registrar or Co-registrar without notice to the Holders. The Company or any of its Subsidiaries may, subject to certain exceptions, act as Paying Agent, Registrar or Co-registrar.

4.       Indenture.

The Company issued the Securities under an Amended and Restated Indenture, dated as of March 3, 1997 (as amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, the Second Supplemental Indenture, dated September 29, 1998, and the Third Supplemental Indenture, dated October 31, 2000, the "Indenture"), between the Company, the Guarantors named therein and the Trustee. Capitalized terms herein are used as defined in the Indenture unless otherwise defined herein. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act, as in effect on the date of the Indenture. The Securities are subject to all such terms, and Holders of Securities are referred to the Indenture and said Act for a statement of them. The Securities are senior, secured obligations of the Company limited in aggregate principal amount to $11,104,000.

5.       Redemption.

The Securities are redeemable in whole or from time to time in part at any time, at the option of the Company, upon full payment of principal of the Securities, without premium, together with any accrued but unpaid interest to the Redemption Date. The Securities may also be redeemed at any time pursuant to, and in accordance with, any order of any Gaming Authority with appropriate jurisdiction and authority to the extent necessary in the reasonable, good faith judgment of the Board of Directors of the Company to prevent the loss or material impairment or secure the reinstatement of any Gaming License or to prevent such Gaming Authority from taking any other action, which if lost, impaired, not reinstated or taken, as the case may be, would have a material adverse effect on the Company or any Subsidiary or where such redemption or acquisition is required because the Holder or beneficial owner of the Securities is required to qualify, be found suitable or become licensed as such under such Gaming Laws and does not so qualify, obtain a finding of suitability or become licensed.

Any redemption of the Notes shall comply with Article Three of the Indenture.

6.       Notice of Redemption.

Notice of redemption will be mailed by first class mail at least 30 days but not more than 60 days before the Redemption Date to each Holder of Securities to be redeemed at his registered address. Securities in denominations larger than $1,000 may be redeemed in part.

Except as set forth in the Indenture, from and after any Redemption Date, if monies for the redemption of the Securities called for redemption shall have been deposited with the Paying Agent on such Redemption Date, the Securities called for redemption will cease to bear interest and the only right of the Holders of such Securities will be to receive payment of the Redemption Price, including any accrued and unpaid interest to the Redemption Date.

7.       Denominations; Transfer; Exchange.

The Securities are in registered form, without coupons, in denominations of $1,000 and integral multiples of $1,000. A Holder may register the transfer of, or exchange Securities in accordance with, the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture. The Registrar need not register the transfer of or exchange any Securities selected for redemption.

8.       Persons Deemed Owners.

The registered Holder of a Security may be treated as the owner of it for all purposes.

9.       Unclaimed Money.

If money for the payment of principal or interest remains unclaimed for two years, the Trustee and the Paying Agent(s) will pay the money back to the Company at its written request. After that, all liability of the Trustee and such Paying Agent(s) with respect to such money shall cease.

10.      Discharge Prior to Redemption or Maturity.

If the Company at any time deposits into an irrevocable trust with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Securities to redemption or maturity and complies with the other provisions of the Indenture relating thereto, the Company will be discharged from certain provisions of the Indenture and the Securities
(including the financial covenants, but excluding its obligation to pay the principal of and interest on the Securities).

11.      Amendment; Supplement; Waiver.

Subject to certain exceptions, the Indenture or the Securities may be amended or supplemented with the written consent of the Holders of a majority, and in certain cases at least two-thirds, in aggregate principal amount of the Securities then outstanding, and any existing Default or Event of Default or compliance with any provision may be waived with the consent of the Holders of a majority in aggregate principal amount of the Securities then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Securities to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Securities in addition to or in place of certificated Securities, comply with an order of any Gaming Authority or make any other change that does not adversely affect the rights of any Holder of a Security.

12.      Restrictive Covenants.

The Indenture imposes certain limitations on the ability of the Company and its Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock, enter into transactions with Affiliates, incur Liens, sell assets, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The limitations are subject to a number of important qualifications and exceptions. The Company must annually report to the Trustee on compliance with such limitations.

Section 5.18 of the Indenture restricts the transfer of "Disqualified Capital Stock" in the Company's Subsidiaries, including subsidiaries which are Nevada corporate gaming licensees. Such restriction on the transfer of equity securities in a Nevada corporate gaming licensee may not be effective until such time as the restriction has been approved by the Nevada State Gaming Control Board and the Nevada Gaming Commission. As such, the restrictions contained in
Section 5.18 of the Indenture, as they relate to Subsidiaries which are Nevada corporate gaming licensees, shall not be effective until such time as the prior approval of the Nevada State Gaming Control Board and Nevada Gaming Commission is received, or until such time as the Nevada State Gaming Control Board determines such approval is not required.

13.      Change of Control.


In the event there shall occur any Change of Control, each Holder of Securities shall have the right, at such Holder's option but subject to the limitations, and conditions set forth in the Indenture, to require the Company to purchase on the Change of Control Payment Date in the manner specified in the Indenture, all or any part (in integral multiples of $1,000) of such Holder's Securities at a Change of Control Purchase Price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the Change of Control Payment Date.

14.      Security.

In order to secure the obligations under the Indenture, the Company, the Guarantors and the Trustee have entered into certain security agreements in order to create security interests in certain assets and properties of the Company, the Guarantors and their respective Subsidiaries.

15.      Gaming Law.

The rights of the Holder of this Security and any owner of any beneficial interest in this Security are subject to the Gaming Laws and the jurisdiction and requirements of the Gaming Authorities and the further limitations and requirements set forth in the Indenture.

16.      Successors.

When a successor assumes all the obligations of its predecessor under the Securities and the Indenture, the predecessor will be released from those obligations.

17.      Defaults and Remedies.

If an Event of Default occurs and is continuing, the Trustee or the Holders of at least 25% in aggregate principal amount of Securities then outstanding may declare all the Securities to be due and payable immediately in the manner and with the effect provided in the Indenture. Holders of Securities may not enforce the Indenture or the Securities except as provided in the Indenture. The Trustee may require indemnity satisfactory to it before it enforces the Indenture or the Securities. Subject to certain limitations, Holders of a majority in aggregate principal amount of the Securities then outstanding may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Securities notice of any continuing Default or Event of Default (except a Default in payment of principal or interest), if it determines that withholding notice is in their interest.

18.      Trustee Dealings with Company.

The Trustee under the Indenture, in its individual or any other capacity, may make loans to, accept deposits from, and perform services for the Company or its Affiliates, and may otherwise deal with the Company or its Affiliates as if it were not the Trustee.

19.      No Recourse Against Others.

No stockholder, director, officer, employee or incorporator, as such, past, present or future, of the Company or any successor corporation shall have any liability for any obligation of the Company under the Securities or the Indenture or for any claim based on, in respect of or by reason of, such obligations or their creation. Each Holder of a Security by accepting a Security waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Securities.

20.      Authentication.

This Security shall not be valid until the Trustee or authenticating agent signs the certificate of authentication on the other side of this Security.

21.      Abbreviations and Defined Terms.

Customary abbreviations may be used in the name of a Holder of a Security or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors
Act).

22.      CUSIP Numbers.

Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Company will cause CUSIP numbers to be printed on the Securities as a convenience to the Holders of the Securities. No representation is made as to the accuracy of such numbers as printed on the Securities and reliance may be placed only on the other identification numbers printed hereon.


                              [FORM OF ASSIGNMENT]

I or we assign this Security to
________________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________________
             (Print or type name, address and zip code of assignee)



Please insert Social Security or other identifying number of assignee _____________ and irrevocably appoint ________________ agent to transfer this Security on the books of the Company. The agent may substitute another to act for him.




Dated:_______________________                Signed:____________________________

________________________________________________________________________________
         (Sign exactly as name appears on the other side of this Security)




                                    ANNEX II

                         ACKNOWLEDGMENT AND CONFIRMATION
                               OF PLEDGE AGREEMENT


This ACKNOWLEDGEMENT AND CONFIRMATION OF PLEDGE AGREEMENT (this "Acknowledgement") is dated as of October 31, 2000, entered into by Elsinore Corporation ("Company"), Elsub Management Corporation ("EMC"), Palm Springs East Limited Partnership ("PSELP" and together with the Company and EMC, the "Pledgors") for the benefit of U.S. Bank Trust National Association, a national association formerly known as First Trust National Association ("Trustee"), as Trustee under that certain Third Supplemental Indenture, dated as of the date hereof (the "Third Supplemental Indenture"), by and between Elsinore Corporation ("Company"), a Nevada corporation, the Guarantors listed therein, and Trustee.

                             PRELIMINARY STATEMENTS

A. The Company, EMC, and Trustee entered into a certain Pledge Agreement (the "1993 Pledge Agreement"), dated as of October 8, 1993. In the 1993 Pledge Agreement, the Company and EMC pledged to Trustee, and granted Trustee a security interest in certain Pledged Collateral, as defined and identified therein, to secure the "Indenture Obligations," as defined in that certain Indenture (the "Original Indenture"), dated as of October 8, 1993, by and among the Company, certain Guarantors named therein, and Trustee. Pursuant to the Original Indenture, the Company issued notes in the aggregate principal amount of $60,000,000, bearing interest at 12 1/2% with a stated maturity date of October 1, 2000 (the "Original Notes").

B. On October 31, 1995, the Company filed a Chapter 11 bankruptcy reorganization case in the United States Bankruptcy Court for the District of Nevada (the "Court"), Case No. 95-24685RCJ. On August 9, 1996, the Court entered its Order Confirming Chapter 11 Plan of Reorganization (the "Order") confirming the Plan of Reorganization (the "Plan") as identified in the Order.

C. Pursuant to the Order and the Plan, the parties to the Original Indenture entered into a certain Amended and Restated Indenture (the "1997 Indenture"), dated as of March 3, 1997, which provided, among other things, for the issuance of the Amended and Restated Notes (the "Amended and Restated Notes") in an aggregate principal amount of $30,000,000, bearing interest at 13 1/2% with a stated maturity date of August 20, 2001 in exchange for certain existing Original Notes. The 1997 Indenture was later amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Amended and Restated Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Amended and Restated Notes were exchanged for new Amended and Restated Notes bearing interest at 12.83%.

D. On March 3, 1997, the Pledgors and Trustee executed that certain Amendment of 1993 Pledge Agreement (the "1997 Amendment"). Pursuant to the 1997 Amendment, the 1993 Pledge Agreement was amended to secure the Indenture Obligations of the Company after giving effect to the Indenture and the issuance of the Amended and Restated Notes. The 1993 Pledge Agreement, as amended by the 1997 Amendment, is referred to herein as the "Amended Pledge Agreement."

E. The Company and Trustee, as Trustee under the Indenture, have entered into the certain Third Supplemental Indenture pursuant to which, among other things, all outstanding Amended and Restated Notes issued under the Indenture will be exchanged for New Notes (as defined in the Third Supplemental Indenture). The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture." Capitalized terms used herein without definition have the meanings assigned thereto in the Amended Indenture.

F. Pledgors desire expressly to confirm the foregoing matters and to acknowledge and confirm for purposes of clarification that all obligations of Pledgors under the Amended Pledge Agreement are obligations which are recognized, accepted and continue to be undertaken by the Pledgors following the execution and delivery of the Third Supplemental Indenture and the issuance of the New Notes.

NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, Pledgors hereby represent and agree as follows:

1. Pledgors hereby acknowledge that they have reviewed the terms and provisions of the Third Supplemental Indenture, and each other document delivered in connection therewith. Pledgors hereby consent to the execution and delivery of the Third Supplemental Indenture.

2. The Pledgors hereby acknowledge and confirm that it is the intent of the Pledgors that the Amended Pledge Agreement (i) shall continue in full force and effect and that all of each Pledgor's respective obligations thereunder shall be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of the Third Supplemental Indenture, or any of the documents ancillary thereto, and (ii) will guaranty or secure, as the case may be, to the fullest extent possible the payment and performance of all obligations of the Company under the New Notes and under the Amended Indenture. The Pledgors represent and warrant that all representations and warranties contained in the Amended Pledge Agreement and any agreement or document related thereto to which it is a party or otherwise bound are true, correct and complete in all material respects on and as of the date thereof to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.

3. The Pledgors acknowledge and agree that nothing in the Amended Indenture, the Third Supplemental Indenture or any other agreement or document shall be deemed to require the consent of the Pledgors to any future amendments to the Amended Indenture.

5. THIS ACKNOWLEDGEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

6. This Acknowledgment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                  [Remainder of page intentionally left blank]






IN  WITNESS  WHEREOF,   each  of  the  undersigned   Pledgors  has  caused  this
Acknowledgement to be duly executed and delivered by its officer thereunto duly authorized as of the date first written above.

                                       ELSINORE CORPORATION

                                       By: _________________________________
                                       Name:
                                       Title:


                                       ELSUB MANAGEMENT CORPORATION

                                       By: _________________________________
                                       Name:
                                       Title:


                                       PALM SPRINGS EAST, LIMITED PARTNERSHIP

                                       By:      ELSUB MANAGEMENT CORPORATION,
                                                its general partner

                                       By: ___________________________
                                       Name:
                                       Title:


Accepted this __st day of _________, 2000

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:      ____________________
Name:
Title:   Authorized Officer

Attest:  ____________________




                                    ANNEX III


                   ACKNOWLEDGMENT AND CONFIRMATION OF GUARANTY


This ACKNOWLEDGEMENT AND CONFIRMATION OF GUARANTY (this "Acknowledgement") is dated as of October 31, 2000, entered into by each of the undersigned (each a "Guarantor" and together the "Guarantors"), for the benefit of U.S. Bank Trust National Association, a national association formerly known as First Trust National Association ("Trustee"), and is made with reference to that certain Third Supplemental Indenture, dated as of the date hereof (the "Third Supplemental Indenture"), by and between Elsinore Corporation, a Nevada corporation ("Company"), the Guarantors listed therein, and Trustee.

                             PRELIMINARY STATEMENTS

A. Company has heretofore entered into that certain Amended and Restated Indenture, dated as of March 3, 1997, by and between Company, the Guarantors listed therein, and Trustee (the "1997 Indenture"). The 1997 Indenture was later amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Notes were exchanged for new Notes bearing interest at 12.83%.

B. The Company and Trustee, as Trustee under the Indenture, have entered into the certain Third Supplemental Indenture pursuant to which, among other things, all outstanding Notes issued under the Indenture will be exchanged for New Notes (as defined in the Third Supplemental Indenture). The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture." Capitalized terms used herein without definition have the meanings assigned thereto in the Amended Indenture.

C. Guarantors desire expressly to confirm the foregoing matters and to acknowledge for purposes of clarification that all obligations of Company under the Third Supplemental Indenture are obligations guaranteed by the Guarantors. NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, Guarantors hereby represent and agree as follows:

1. Each Guarantor hereby acknowledges that it has reviewed the terms and provisions of the Third Supplemental Indenture, and each other document delivered in connection therewith to which it is a party. Each Guarantor hereby consents to the execution and delivery of the Third Supplemental Indenture.

2. Each Guarantor hereby acknowledges and confirms that it is the intent of such Guarantor that the Guaranty to which it is a party will continue to guaranty to the fullest extent possible the payment and performance of all of Company's obligations under the Amended Indenture, including without limitation, the payment and performance of all obligations of Company to pay fees with respect to, and to repay the New Notes issued under the Amended Indenture. Each Guarantor further agrees that any existing Guaranty may be affixed to a New Note to evidence each such Guarantor's guaranty.

3. Each Guarantor acknowledges and agrees that any of the agreements or documents related to the Indenture to which it is a party or otherwise bound (i) shall continue in full force and effect and that all of its obligations thereunder shall be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of the Third Supplemental Indenture and (ii) will guaranty or secure, as the case may be, to the fullest extent possible the payment and performance of all obligations of the Company under the New Notes and under the Amended Indenture. Each Guarantor represents and warrants that all representations and warranties contained in the Indenture and any agreement or document related thereto to which it is a party or otherwise bound are true, correct and complete in all material respects on and as of the date thereof to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.

4. Each Guarantor acknowledges and agrees that nothing in the Indenture, the Third Supplemental Indenture or any other agreement or document shall be deemed to require the consent of such Guarantor to any future amendments to the Third Supplemental Indenture.

5. THIS ACKNOWLEDGEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

6. This Acknowledgment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                  [Remainder of page intentionally left blank]

IN WITNESS WHEREOF, each of the undersigned Guarantors has caused this Acknowledgement and Confirmation to be duly executed and delivered by its officer thereunto duly authorized as of the date first written above.

                                       ELSUB MANAGEMENT CORPORATION

                                       By:      ___________________________
                                       Name:
                                       Title:


                                       FOUR QUEENS, INC.

                                       By:      ___________________________
                                       Name:
                                       Title:


                                       PALM SPRINGS EAST, LIMITED PARTNERSHIP

                                       By:      ELSUB MANAGEMENT CORPORATION,
                                                its general partner

                                       By:      ___________________________
                                       Name:
                                       Title:



Accepted this __st day of __________, 2000

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:      ____________________
Name:
Title:   Authorized Officer

Attest:  ____________________








                                    ANNEX IV

                THIRD MODIFICATION OF SUBORDINATED DEED OF TRUST


This THIRD MODIFICATION OF SUBORDINATED DEED OF TRUST (this "Modification"), is entered into as of October 31, 2000, by and between FOUR QUEENS, INC., a Nevada corporation ("Trustor") and U.S. BANK TRUST NATIONAL ASSOCIATION, a national association formerly known as First Trust National Association, in its capacity as Trustee under the Amended Indenture referred to in Paragraph F below ("Beneficiary"). All capitalized words not otherwise defined herein are used as defined in the Amended Indenture.

                                    Recitals

A. Trustor executed a certain Deed of Trust, Assignment of Rents, and Security Agreement in favor of Beneficiary dated as of October 8, 1993 (the "Deed of Trust") which was recorded in the Official Records of Clark County, Nevada (the "Official Records") on October 8, 1993, in Book 931008, as Document No. 0554. In the Deed of Trust, Trustor granted in trust for the benefit of Beneficiary and granted Beneficiary a security interest in certain real and personal property as identified therein.

B. The Deed of Trust originally secured the "Indenture Obligations," as defined in that certain Indenture, dated as October 8, 1993, by and among Elsinore Corporation, a Nevada corporation (the "Company"), certain Guarantors named therein (including Trustor), and Beneficiary (the "Original Indenture").

C. The parties to the Original Indenture entered into an Amended and Restated Indenture dated as of March 3, 1997 (the "1997 Indenture"), providing, among other things, for the issuance of amended and restated Notes in the aggregate principal amount of $30,000,000 bearing interest at 13 1/2% with a stated maturity date of August 20, 2001 (the "Existing Second Mortgage Notes"). The 1997 Indenture was amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Existing Second Mortgage Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Existing Second Mortgage Notes were exchanged for new Existing Second Mortgage Notes bearing interest at 12.83%.

D. The Trustor and the Beneficiary have executed that certain Modification of Subordinated Deed of Trust, dated as of March 3, 1997, filed in the Official Records of Clark County, Nevada on March 3, 1997 as Instrument No. 1152 in Book 970303 (the "First Modification of Deed of Trust").

E. The Trustor and the Beneficiary have executed that certain Second Modification of Subordinated Deed of Trust, dated as of September 29, 1998, filed in the Official Records of Clark County, Nevada on October 13, 1998, as Instrument No. 493 in Book 98013 (the "Second Modification of Deed of Trust"). Pursuant to the Second Modification of Deed of Trust, the Deed of Trust was amended to secure all obligations under the Indenture and the Existing Second Mortgage Notes.

F. The Company and the Beneficiary, as Trustee under the Indenture, have entered into that certain Third Supplemental Indenture, dated as of October 31, 2000 (the "Third Supplemental Indenture"), pursuant to which, among other things, all Existing Second Mortgage Notes issued and outstanding under the Indenture will be exchanged for New Notes in the aggregate principal amount of $11,104,000, bearing interest at the rate of 12.83% per annum with a stated maturity date of October 20, 2003. The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture."

G. The parties hereto desire to modify the Deed of Trust, as modified and amended, as set forth below in order to confirm that the Deed of Trust secures all obligations under the Amended Indenture and the New Notes.

                                   Amendments

1. All references to the Indenture in the Deed of Trust shall henceforth refer to the Amended Indenture. All references in the Deed of Trust to any documents or instruments which were amended in connection with the Amended Indenture refer to such documents or instruments as so amended. All capitalized terms in the Deed of Trust which are not otherwise defined therein shall have the meanings set forth in the Amended Indenture. All capitalized terms which are defined in the Deed of Trust shall have the meanings set forth in the Amended Indenture if different from the definitions in Deed of Trust.

2. Except as expressly amended herein, the Deed of Trust shall remain in full force and effect.


                  [Remainder of page intentionally left blank.]



IN WITNESS WHEREOF, the Trustor and the Beneficiary have caused this Third Modification of Deed of Trust to be executed and delivered by their respective officers thereunto duly authorized as of the day and first written above.

                                       FOUR QUEENS, INC., a Nevada Corporation

                                       By:      ____________________________
                                       Name:
                                       Title:

                                       U.S. BANK TRUST NATIONAL ASSOCIATION,
                                       a national association, as Beneficiary

                                       By:      ______________________________
                                       Name:
                                       Title:



STATE OF NEVADA           )
                          ) ss:
COUNTY OF CLARK           )

On this ____ day of _________________, 2000, before me, the undersigned, a Notary Public in and for the County of Clark, State of Nevada, duly commissioned and sworn, personally appeared ___________________ known to me to be the _____________ of FOUR QUEENS, INC., whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

                                       _____________________________
                                               NOTARY PUBLIC

STATE OF ________         )
                          ) ss:
COUNTY OF _______         )

On this ____ day of _________________, 2000, before me, the undersigned, a Notary Public in and for the County of ________, State of ________, duly commissioned and sworn, personally appeared _________________ known to me to be the _____________ of U.S. BANK TRUST NATIONAL ASSOCIATION, whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

                                       _____________________________
                                               NOTARY PUBLIC





                              ELSINORE CORPORATION
                           12.83% SECOND MORTGAGE NOTE
                                    DUE 2003

CUSIP No.: 290308 AD 7

No.      1                                                           $11,104,000

Elsinore Corporation, a Nevada corporation (hereinafter called the "Company," which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co. or registered assigns, the principal sum of 11,104,000 Dollars, on October 20, 2003.

         Interest Payment Dates: February 28, August 31,and at maturity.

         Record Dates: February 15, August 15, and 15 days prior to maturity.

Reference is made to the further provisions of this Security on the reverse side, which will, for all purposes, have the same effect as if set forth at this place.

IN WITNESS WHEREOF, the Company has caused this Instrument to be duly executed under its corporate seal.

         Dated:

                                       ELSINORE CORPORATION


                                       By:  /s/ Jeffrey T. Leeds
                                            JEFFREY T. LEEDS, President
                                            and Chief Executive Officer




STATE OF ________         )
                          ) ss:
COUNTY OF _______         )

On this ____ day of _________________, 2000, before me, the undersigned, a Notary Public in and for the County of ________, State of ________, duly commissioned and sworn, personally appeared _________________ personally known to me, or proved to me on the basis of satisfactory evidence, to be the _____________ of ELSINORE CORPORATION, whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

WITNESS my hand and official seal.

                                       _____________________________
                                               NOTARY PUBLIC

                                       My commission expires on

                                       _____________________________





                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION



This is one of the Securities described in the within-mentioned Indenture.


                                       ________________________________
                                       U.S. Bank Trust National Association,
                                       as Trustee



                                       By:_____________________________
                                       Authorized Signatory

Dated:


                              ELSINORE CORPORATION


                           12.83% Second Mortgage Note
                                    due 2003

1.       Interest.

Elsinore Corporation, a Nevada corporation (the "Company"), promises to pay interest on the principal amount of this Security at the rate of interest set forth in the next following paragraph. To the extent it is lawful, the Company promises to pay interest on any interest payment due but unpaid on such principal amount at the rate of interest set forth in the next paragraph per annum, compounded semi-annually.

The Company will pay interest semi-annually on February 28 and August 31 of each year and at the Stated Maturity (each, an "Interest Payment Date"), commencing February 28, 1999. Interest on the Securities will accrue at the rate of 12.83%. Interest will be computed on the basis of a 360-day year consisting of twelve 30-day months.

2.       Method of Payment.

The Company shall pay interest on the Securities (except defaulted interest) to the persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date. Holders must surrender Securities to a Paying Agent to collect principal payments. Except as provided below, the Company shall pay principal and interest in such coin or currency of the United States of America as at the time of payment shall be legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Company may pay principal and interest by wire transfer of Federal funds, or interest by its check payable in such U.S. Legal Tender. The Company may deliver any such interest payment to the Paying Agent or the Company may mail any such interest payment to a Holder at the Holder's registered address.

3.       Paying Agent and Registrar.

Initially, U.S. Bank Trust National Association (the "Trustee") will act as Paying Agent and Registrar. The Company may change any Paying Agent, Registrar or Co-registrar without notice to the Holders. The Company or any of its Subsidiaries may, subject to certain exceptions, act as Paying Agent, Registrar or Co-registrar.

4.       Indenture.

The Company issued the Securities under an Amended and Restated Indenture, dated as of March 3, 1997 (as amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, the Second Supplemental Indenture, dated September 29, 1998, and the Third Supplemental Indenture, dated October 31, 2000, the "Indenture"), between the Company, the Guarantors named therein and the Trustee. Capitalized terms herein are used as defined in the Indenture unless otherwise defined herein. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act, as in effect on the date of the Indenture. The Securities are subject to all such terms, and Holders of Securities are referred to the Indenture and said Act for a statement of them. The Securities are senior, secured obligations of the Company limited in aggregate principal amount to $11,104,000.

5.       Redemption.

The Securities are redeemable in whole or from time to time in part at any time, at the option of the Company, upon full payment of principal of the Securities, without premium, together with any accrued but unpaid interest to the Redemption Date.

The Securities may also be redeemed at any time pursuant to, and in accordance with, any order of any Gaming Authority with appropriate jurisdiction and authority to the extent necessary in the reasonable, good faith judgment of the Board of Directors of the Company to prevent the loss or material impairment or secure the reinstatement of any Gaming License or to prevent such Gaming Authority from taking any other action, which if lost, impaired, not reinstated or taken, as the case may be, would have a material adverse effect on the Company or any Subsidiary or where such redemption or acquisition is required because the Holder or beneficial owner of the Securities is required to qualify, be found suitable or become licensed as such under such Gaming Laws and does not so qualify, obtain a finding of suitability or become licensed.

Any redemption of the Notes shall comply with Article Three of the Indenture.

6.       Notice of Redemption.

Notice of redemption will be mailed by first class mail at least 30 days but not more than 60 days before the Redemption Date to each Holder of Securities to be redeemed at his registered address. Securities in denominations larger than $1,000 may be redeemed in part.

Except as set forth in the Indenture, from and after any Redemption Date, if monies for the redemption of the Securities called for redemption shall have been deposited with the Paying Agent on such Redemption Date, the Securities called for redemption will cease to bear interest and the only right of the Holders of such Securities will be to receive payment of the Redemption Price, including any accrued and unpaid interest to the Redemption Date.

7.       Denominations; Transfer; Exchange.

The Securities are in registered form, without coupons, in denominations of $1,000 and integral multiples of $1,000. A Holder may register the transfer of, or exchange Securities in accordance with, the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture. The Registrar need not register the transfer of or exchange any Securities selected for redemption.

8.       Persons Deemed Owners.

The registered Holder of a Security may be treated as the owner of it for all purposes.



9.       Unclaimed Money.

If money for the payment of principal or interest remains unclaimed for two years, the Trustee and the Paying Agent(s) will pay the money back to the Company at its written request. After that, all liability of the Trustee and such Paying Agent(s) with respect to such money shall cease.

10.      Discharge Prior to Redemption or Maturity.

If the Company at any time deposits into an irrevocable trust with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Securities to redemption or maturity and complies with the other provisions of the Indenture relating thereto, the Company will be discharged from certain provisions of the Indenture and the Securities
(including the financial covenants, but excluding its obligation to pay the principal of and interest on the Securities).

11.      Amendment; Supplement; Waiver.

Subject to certain exceptions, the Indenture or the Securities may be amended or supplemented with the written consent of the Holders of a majority, and in certain cases at least two-thirds, in aggregate principal amount of the Securities then outstanding, and any existing Default or Event of Default or compliance with any provision may be waived with the consent of the Holders of a majority in aggregate principal amount of the Securities then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Securities to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Securities in addition to or in place of certificated Securities, comply with an order of any Gaming Authority or make any other change that does not adversely affect the rights of any Holder of a Security.

12.      Restrictive Covenants.

The Indenture imposes certain limitations on the ability of the Company and its Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock, enter into transactions with Affiliates, incur Liens, sell assets, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The limitations are subject to a number of important qualifications and exceptions. The Company must annually report to the Trustee on compliance with such limitations.

Section 5.18 of the Indenture restricts the transfer of "Disqualified Capital Stock" in the Company's Subsidiaries, including subsidiaries which are Nevada corporate gaming licensees. Such restriction on the transfer of equity securities in a Nevada corporate gaming licensee may not be effective until such time as the restriction has been approved by the Nevada State Gaming Control Board and the Nevada Gaming Commission. As such, the restrictions contained in
Section 5.18 of the Indenture, as they relate to Subsidiaries which are Nevada corporate gaming licensees, shall not be effective until such time as the prior approval of the Nevada State Gaming Control Board and Nevada Gaming Commission is received, or until such time as the Nevada State Gaming Control Board determines such approval is not required.

13.      Change of Control.

In the event there shall occur any Change of Control, each Holder of Securities shall have the right, at such Holder's option but subject to the limitations, and conditions set forth in the Indenture, to require the Company to purchase on the Change of Control Payment Date in the manner specified in the Indenture, all or any part (in integral multiples of $1,000) of such Holder's Securities at a Change of Control Purchase Price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the Change of Control Payment Date.

14.      Security.

In order to secure the obligations under the Indenture, the Company, the Guarantors and the Trustee have entered into certain security agreements in order to create security interests in certain assets and properties of the Company, the Guarantors and their respective Subsidiaries.

15.      Gaming Law.

The rights of the Holder of this Security and any owner of any beneficial interest in this Security are subject to the Gaming Laws and the jurisdiction and requirements of the Gaming Authorities and the further limitations and requirements set forth in the Indenture.

16.      Successors.

When a successor assumes all the obligations of its predecessor under the Securities and the Indenture, the predecessor will be released from those obligations.

17.      Defaults and Remedies.

If an Event of Default occurs and is continuing, the Trustee or the Holders of at least 25% in aggregate principal amount of Securities then outstanding may declare all the Securities to be due and payable immediately in the manner and with the effect provided in the Indenture. Holders of Securities may not enforce the Indenture or the Securities except as provided in the Indenture. The Trustee may require indemnity satisfactory to it before it enforces the Indenture or the Securities. Subject to certain limitations, Holders of a majority in aggregate principal amount of the Securities then outstanding may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Securities notice of any continuing Default or Event of Default (except a Default in payment of principal or interest), if it determines that withholding notice is in their interest.

18.      Trustee Dealings with Company.

The Trustee under the Indenture, in its individual or any other capacity, may make loans to, accept deposits from, and perform services for the Company or its Affiliates, and may otherwise deal with the Company or its Affiliates as if it were not the Trustee.

19.      No Recourse Against Others.

No stockholder, director, officer, employee or incorporator, as such, past, present or future, of the Company or any successor corporation shall have any liability for any obligation of the Company under the Securities or the Indenture or for any claim based on, in respect of or by reason of, such obligations or their creation. Each Holder of a Security by accepting a Security waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Securities.

20.      Authentication.

This Security shall not be valid until the Trustee or authenticating agent signs the certificate of authentication on the other side of this Security.

21.      Abbreviations and Defined Terms.

Customary abbreviations may be used in the name of a Holder of a Security or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors
Act).

22.      CUSIP Numbers.

Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Company will cause CUSIP numbers to be printed on the Securities as a convenience to the Holders of the Securities. No representation is made as to the accuracy of such numbers as printed on the Securities and reliance may be placed only on the other identification numbers printed hereon.


                              [FORM OF ASSIGNMENT]

I or we assign this Security to
________________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________________
             (Print or type name, address and zip code of assignee)


Please insert Social Security or other identifying number of assignee _____________ and irrevocably appoint ________________ agent to transfer this Security on the books of the Company. The agent may substitute another to act for him.



Dated:_______________________                Signed:____________________________

________________________________________________________________________________
         (Sign exactly as name appears on the other side of this Security)





                THIRD MODIFICATION OF SUBORDINATED DEED OF TRUST


This THIRD MODIFICATION OF SUBORDINATED DEED OF TRUST (this "Modification"), is entered into as of October 31, 2000, by and between FOUR QUEENS, INC., a Nevada corporation ("Trustor") and U.S. BANK TRUST NATIONAL ASSOCIATION, a national association formerly known as First Trust National Association, in its capacity as Trustee under the Amended Indenture referred to in Paragraph F below ("Beneficiary"). All capitalized words not otherwise defined herein are used as defined in the Amended Indenture.

                                    Recitals

A. Trustor executed a certain Deed of Trust, Assignment of Rents, and Security Agreement in favor of Beneficiary dated as of October 8, 1993 (the "Deed of Trust") which was recorded in the Official Records of Clark County, Nevada (the "Official Records") on October 8, 1993, in Book 931008, as Document No. 0554. In the Deed of Trust, Trustor granted in trust for the benefit of Beneficiary and granted Beneficiary a security interest in certain real and personal property as identified therein.

B. The Deed of Trust originally secured the "Indenture Obligations," as defined in that certain Indenture, dated as October 8, 1993, by and among Elsinore Corporation, a Nevada corporation (the "Company"), certain Guarantors named therein (including Trustor), and Beneficiary (the "Original Indenture").

C. The parties to the Original Indenture entered into an Amended and Restated Indenture dated as of March 3, 1997 (the "1997 Indenture"), providing, among other things, for the issuance of amended and restated Notes in the aggregate principal amount of $30,000,000 bearing interest at 13 1/2% with a stated maturity date of August 20, 2001 (the "Existing Second Mortgage Notes"). The 1997 Indenture was amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Existing Second Mortgage Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Existing Second Mortgage Notes were exchanged for new Existing Second Mortgage Notes bearing interest at 12.83%.

D. The Trustor and the Beneficiary have executed that certain Modification of Subordinated Deed of Trust, dated as of March 3, 1997, filed in the Official Records of Clark County, Nevada on March 3, 1997 as Instrument No. 1152 in Book 970303 (the "First Modification of Deed of Trust").

E. The Trustor and the Beneficiary have executed that certain Second Modification of Subordinated Deed of Trust, dated as of September 29, 1998, filed in the Official Records of Clark County, Nevada on October 13, 1998, as Instrument No. 493 in Book 98013 (the "Second Modification of Deed of Trust"). Pursuant to the Second Modification of Deed of Trust, the Deed of Trust was amended to secure all obligations under the Indenture and the Existing Second Mortgage Notes.

F. The Company and the Beneficiary, as Trustee under the Indenture, have entered into that certain Third Supplemental Indenture, dated as of October 31, 2000 (the "Third Supplemental Indenture"), pursuant to which, among other things, all Existing Second Mortgage Notes issued and outstanding under the Indenture will be exchanged for New Notes in the aggregate principal amount of $11,104,000, bearing interest at the rate of 12.83% per annum with a stated maturity date of October 20, 2003. The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture."

G. The parties hereto desire to modify the Deed of Trust, as modified and amended, as set forth below in order to confirm that the Deed of Trust secures all obligations under the Amended Indenture and the New Notes.

                                   Amendments

1. All references to the Indenture in the Deed of Trust shall henceforth refer to the Amended Indenture. All references in the Deed of Trust to any documents or instruments which were amended in connection with the Amended Indenture refer to such documents or instruments as so amended. All capitalized terms in the Deed of Trust which are not otherwise defined therein shall have the meanings set forth in the Amended Indenture. All capitalized terms which are defined in the Deed of Trust shall have the meanings set forth in the Amended Indenture if different from the definitions in Deed of Trust.

2. Except as expressly amended herein, the Deed of Trust shall remain in full force and effect.


                  [Remainder of page intentionally left blank.]


IN WITNESS WHEREOF, the Trustor and the Beneficiary have caused this Third Modification of Deed of Trust to be executed and delivered by their respective officers thereunto duly authorized as of the day and first written above.

                                       FOUR QUEENS, INC., a Nevada Corporation

                                       By:      /s/ John C. "Bruce" Waterfall
                                       Name:    John C. "Bruce" Waterfall
                                       Title:   President

                                       U.S. BANK TRUST NATIONAL ASSOCIATION,
                                       a national association, as Beneficiary

                                       By:      /s/ T.J. Sandell
                                       Name:    T.J. Sandell
                                       Title:   Vice President



STATE OF NEW YORK         )
                          ) ss:
COUNTY OF NEW YORK        )

On this 30th day of October, 2000, before me, the undersigned, a Notary Public in and for the County of New York, State of New York, duly commissioned and sworn, personally appeared John C. "Bruce" Waterfall known to me to be the President of FOUR QUEENS, INC., whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

                                       /s/ Joann McNiff
                                       NOTARY PUBLIC

STATE OF MINNESOTA        )
                          ) ss:
COUNTY OF HENNEPIN        )

On this 31st day of October, 2000, before me, the undersigned, a Notary Public in and for the County of Hennepin, State of Minnesota, duly commissioned and sworn, personally appeared T.J. Sandell known to me to be the Vice President of U.S. BANK TRUST NATIONAL ASSOCIATION, whose name is subscribed to the within instrument, and who acknowledged to me that he/she executed the same freely and voluntarily and for the use and purposes therein mentioned.

                                       /s/ Catherine M. Hegg
                                       NOTARY PUBLIC



                         ACKNOWLEDGMENT AND CONFIRMATION
                               OF PLEDGE AGREEMENT


This ACKNOWLEDGEMENT AND CONFIRMATION OF PLEDGE AGREEMENT (this "Acknowledgement") is dated as of October 31, 2000, entered into by Elsinore Corporation ("Company"), Elsub Management Corporation ("EMC"), Palm Springs East Limited Partnership ("PSELP" and together with the Company and EMC, the "Pledgors") for the benefit of U.S. Bank Trust National Association, a national association formerly known as First Trust National Association ("Trustee"), as Trustee under that certain Third Supplemental Indenture, dated as of the date hereof (the "Third Supplemental Indenture"), by and between Elsinore Corporation ("Company"), a Nevada corporation, the Guarantors listed therein, and Trustee.

                             PRELIMINARY STATEMENTS

A. The Company, EMC, and Trustee entered into a certain Pledge Agreement (the "1993 Pledge Agreement"), dated as of October 8, 1993. In the 1993 Pledge Agreement, the Company and EMC pledged to Trustee, and granted Trustee a security interest in certain Pledged Collateral, as defined and identified therein, to secure the "Indenture Obligations," as defined in that certain Indenture (the "Original Indenture"), dated as of October 8, 1993, by and among the Company, certain Guarantors named therein, and Trustee. Pursuant to the Original Indenture, the Company issued notes in the aggregate principal amount of $60,000,000, bearing interest at 12 1/2% with a stated maturity date of October 1, 2000 (the "Original Notes").

B. On October 31, 1995, the Company filed a Chapter 11 bankruptcy reorganization case in the United States Bankruptcy Court for the District of Nevada (the "Court"), Case No. 95-24685RCJ. On August 9, 1996, the Court entered its Order Confirming Chapter 11 Plan of Reorganization (the "Order") confirming the Plan of Reorganization (the "Plan") as identified in the Order.

C. Pursuant to the Order and the Plan, the parties to the Original Indenture entered into a certain Amended and Restated Indenture (the "1997 Indenture"), dated as of March 3, 1997, which provided, among other things, for the issuance of the Amended and Restated Notes (the "Amended and Restated Notes") in an aggregate principal amount of $30,000,000, bearing interest at 13 1/2% with a stated maturity date of August 20, 2001 in exchange for certain existing Original Notes. The 1997 Indenture was later amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Amended and Restated Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Amended and Restated Notes were exchanged for new Amended and Restated Notes bearing interest at 12.83%.

D. On March 3, 1997, the Pledgors and Trustee executed that certain Amendment of 1993 Pledge Agreement (the "1997 Amendment"). Pursuant to the 1997 Amendment, the 1993 Pledge Agreement was amended to secure the Indenture Obligations of the Company after giving effect to the Indenture and the issuance of the Amended and Restated Notes. The 1993 Pledge Agreement, as amended by the 1997 Amendment, is referred to herein as the "Amended Pledge Agreement."

E. The Company and Trustee, as Trustee under the Indenture, have entered into the certain Third Supplemental Indenture pursuant to which, among other things, all outstanding Amended and Restated Notes issued under the Indenture will be exchanged for New Notes (as defined in the Third Supplemental Indenture). The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture." Capitalized terms used herein without definition have the meanings assigned thereto in the Amended Indenture.

F. Pledgors desire expressly to confirm the foregoing matters and to acknowledge and confirm for purposes of clarification that all obligations of Pledgors under the Amended Pledge Agreement are obligations which are recognized, accepted and continue to be undertaken by the Pledgors following the execution and delivery of the Third Supplemental Indenture and the issuance of the New Notes. NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, Pledgors hereby represent and agree as follows:

1. Pledgors hereby acknowledge that they have reviewed the terms and provisions of the Third Supplemental Indenture, and each other document delivered in connection therewith. Pledgors hereby consent to the execution and delivery of the Third Supplemental Indenture.

2. The Pledgors hereby acknowledge and confirm that it is the intent of the Pledgors that the Amended Pledge Agreement (i) shall continue in full force and effect and that all of each Pledgor's respective obligations thereunder shall be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of the Third Supplemental Indenture, or any of the documents ancillary thereto, and (ii) will guaranty or secure, as the case may be, to the fullest extent possible the payment and performance of all obligations of the Company under the New Notes and under the Amended Indenture. The Pledgors represent and warrant that all representations and warranties contained in the Amended Pledge Agreement and any agreement or document related thereto to which it is a party or otherwise bound are true, correct and complete in all material respects on and as of the date thereof to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.

3. The Pledgors acknowledge and agree that nothing in the Amended Indenture, the Third Supplemental Indenture or any other agreement or document shall be deemed to require the consent of the Pledgors to any future amendments to the Amended Indenture.

5. THIS ACKNOWLEDGEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

6. This Acknowledgment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                  [Remainder of page intentionally left blank]








IN  WITNESS  WHEREOF,   each  of  the  undersigned   Pledgors  has  caused  this
Acknowledgement to be duly executed and delivered by its officer thereunto duly authorized as of the date first written above.

                                       ELSINORE CORPORATION

                                       By:      /s/ Jeffrey T. Leeds
                                       Name:    Jeffrey T. Leeds
                                       Title:   President


                                       ELSUB MANAGEMENT CORPORATION

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President


                                       PALM SPRINGS EAST, LIMITED PARTNERSHIP

                                       By:      ELSUB MANAGEMENT CORPORATION,
                                                its general partner

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President


Accepted this __st day of__________, 2000

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:      /s/ T.J. Sandell
Name:    T.J. Sandell
Title:   Authorized Officer

Attest:  /s/ Mark Robiatti




                   ACKNOWLEDGMENT AND CONFIRMATION OF GUARANTY


This ACKNOWLEDGEMENT AND CONFIRMATION OF GUARANTY (this "Acknowledgement") is dated as of October 31, 2000, entered into by each of the undersigned (each a "Guarantor" and together the "Guarantors"), for the benefit of U.S. Bank Trust National Association, a national association formerly known as First Trust National Association ("Trustee"), and is made with reference to that certain Third Supplemental Indenture, dated as of the date hereof (the "Third Supplemental Indenture"), by and between Elsinore Corporation, a Nevada corporation ("Company"), the Guarantors listed therein, and Trustee.

                             PRELIMINARY STATEMENTS

A. Company has heretofore entered into that certain Amended and Restated Indenture, dated as of March 3, 1997, by and between Company, the Guarantors listed therein, and Trustee (the "1997 Indenture"). The 1997 Indenture was later amended by the First Supplemental Amended and Restated Indenture, dated as of September 18, 1997, and the Second Supplemental Indenture, dated September 29, 1998 (the "Second Supplemental Indenture"; the 1997 Indenture, as so amended, being the "Indenture"). Immediately prior to the effectiveness of the Second Supplemental Indenture, the Company redeemed Notes in the aggregate principal amount of $18,896,000. Pursuant to the Second Supplemental Indenture, the remaining Notes were exchanged for new Notes bearing interest at 12.83%.

B. The Company and Trustee, as Trustee under the Indenture, have entered into the certain Third Supplemental Indenture pursuant to which, among other things, all outstanding Notes issued under the Indenture will be exchanged for New Notes (as defined in the Third Supplemental Indenture). The Indenture, as modified by the Third Supplemental Indenture, is referred to herein as the "Amended Indenture." Capitalized terms used herein without definition have the meanings assigned thereto in the Amended Indenture.

C. Guarantors desire expressly to confirm the foregoing matters and to acknowledge for purposes of clarification that all obligations of Company under the Third Supplemental Indenture are obligations guaranteed by the Guarantors.

NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, Guarantors hereby represent and agree as follows:

1. Each Guarantor hereby acknowledges that it has reviewed the terms and provisions of the Third Supplemental Indenture, and each other document delivered in connection therewith to which it is a party. Each Guarantor hereby consents to the execution and delivery of the Third Supplemental Indenture.

2. Each Guarantor hereby acknowledges and confirms that it is the intent of such Guarantor that the Guaranty to which it is a party will continue to guaranty to the fullest extent possible the payment and performance of all of Company's obligations under the Amended Indenture, including without limitation, the payment and performance of all obligations of Company to pay fees with respect to, and to repay the New Notes issued under the Amended Indenture. Each Guarantor further agrees that any existing Guaranty may be affixed to a New Note to evidence each such Guarantor's guaranty.

3. Each Guarantor acknowledges and agrees that any of the agreements or documents related to the Indenture to which it is a party or otherwise bound (i) shall continue in full force and effect and that all of its obligations thereunder shall be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of the Third Supplemental Indenture and (ii) will guaranty or secure, as the case may be, to the fullest extent possible the payment and performance of all obligations of the Company under the New Notes and under the Amended Indenture. Each Guarantor represents and warrants that all representations and warranties contained in the Indenture and any agreement or document related thereto to which it is a party or otherwise bound are true, correct and complete in all material respects on and as of the date thereof to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.

4. Each Guarantor acknowledges and agrees that nothing in the Indenture, the Third Supplemental Indenture or any other agreement or document shall be deemed to require the consent of such Guarantor to any future amendments to the Third Supplemental Indenture.

5. THIS ACKNOWLEDGEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

6. This Acknowledgment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                  [Remainder of page intentionally left blank]



IN WITNESS WHEREOF, each of the undersigned Guarantors has caused this Acknowledgement and Confirmation to be duly executed and delivered by its officer thereunto duly authorized as of the date first written above.

                                       ELSUB MANAGEMENT CORPORATION

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President


                                       FOUR QUEENS, INC.

                                       By:      /s/ John C. "Bruce" Waterfall
                                       Name:    John C. "Bruce" Waterfall
                                       Title:   President


                                       PALM SPRINGS EAST, LIMITED PARTNERSHIP

                                       By:      ELSUB MANAGEMENT CORPORATION,
                                                its general partner

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President


Accepted this __st day of_______, 2000

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:      /s/ T.J. Sandell
Name:    T.J. Sandell
Title:   Authorized Officer

Attest:  /s/ Mark Robiatti





                                    GUARANTY


For value received, FOUR QUEENS, INC., a Nevada corporation, hereby unconditionally guarantees to the Holder of the Security upon which this Guaranty is endorsed the due and punctual payment, as set forth in the Indenture pursuant to which such Security and this Guaranty were issued, of the principal of, premium (if any) and interest on such Security when and as the same shall become due and payable for any reason according to the terms of such Security and Article XIII of the Indenture. The Guaranty of the Security upon which this Guaranty is endorsed will not become effective until the Trustee signs the certificate of authentication on such Security.



                                       FOUR QUEENS, INC.


                                       By:      /s/ John C. "Bruce" Waterfall
                                       Name:    John C. "Bruce" Waterfall
                                       Title:   President


Attest:  /s/ Joann McNiff






                                    GUARANTY


For value received, ELSUB MANAGEMENT CORPORATION, a Nevada corporation, hereby unconditionally guarantees to the Holder of the Security upon which this Guaranty is endorsed the due and punctual payment, as set forth in the Indenture pursuant to which such Security and this Guaranty were issued, of the principal of, premium (if any) and interest on such Security when and as the same shall become due and payable for any reason according to the terms of such Security and Article XIII of the Indenture. The Guaranty of the Security upon which this Guaranty is endorsed will not become effective until the Trustee signs the certificate of authentication on such Security.


                                       ELSUB MANAGEMENT CORPORATION


                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President

Attest:  /s/ Carolyn L. Smith






                                    GUARANTY


For value received, PALM SPRINGS EAST, LIMITED PARTNERSHIP, a Nevada limited partnership, hereby unconditionally guarantees to the Holder of the Security upon which this Guaranty is endorsed the due and punctual payment, as set forth in the Indenture pursuant to which such Security and this Guaranty were issued, of the principal of, premium (if any) and interest on such Security when and as the same shall become due and payable for any reason according to the terms of such Security and Article XIII of the Indenture. The Guaranty of the Security upon which this Guaranty is endorsed will not become effective until the Trustee signs the certificate of authentication on such Security.



                              PALM SPRINGS EAST, LIMITED PARTNERSHIP

                              By:      ELSUB MANAGEMENT CORPORATION,
                                       its general partner

                                       By:      /s/ S. Barton Jacka
                                       Name:    S. Barton Jacka
                                       Title:   President

Attest:  /s/ Carolyn L. Smith






                                INDEX TO EXHIBITS


27.1              Financial Data Schedule