Form 10-K
period 2000-12-31
ELSINORE CORP
filed 2001-04-02
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

XX Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO

On March 27, 2001 there were 4,993,965 shares of common stock issued and outstanding. The market value of the common stock held by non-affiliates of the registrant as of March 27, 2001 was approximately $86,881. The market value was computed by reference to the closing sales price of $0.25 per share reported on the NASDAQ "Bulletin Board" as of March 27, 2001.

                                                           TABLE OF CONTENTS

PART I                                                          Page

         Item 1.  Business                                        3
         Item 2.  Properties                                     14
         Item 3.  Legal Proceedings                              14
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                     16

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters              17
         Item 6.  Selected Financial Data                        18
         Item 7.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                    19
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk                            27
         Item 8.  Financial Statements and
                    Supplementary Data                           28
         Item 9.  Changes in and Disagreements
                    with Accountants
                    on Accounting and Financial Disclosure       52

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant                            52
         Item 11. Executive Compensation                         55
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management             57
         Item 13. Certain Relationships and
                    Related Transactions                         60

PART IV

         Item 14. Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                      61

SIGNATURES                                                       68


PART I

Item 1.  BUSINESS.

General.

Elsinore Corporation, a Nevada corporation ("Elsinore" or the "Company"), is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. The Company incorporated under the laws of the State of Nevada on September 5, 1972 and its principal executive office is located at 202 Fremont Street, Las Vegas, Nevada 89101 and its telephone number is (702) 385-4011. Four Queens also holds a casino service license in New Jersey allowing it to distribute its casino game "Multiple Action Blackjack." Four Queens currently distributes the game to three casinos in New Jersey. The Four Queens' New Jersey license was renewed on May 11, 1998 and will expire on May 31, 2001. Four Queens must renew this license no later than 120 days prior to expiration. On January 31, 2001, the Four Queens filed its application for renewal of its casino service license with the New Jersey Gaming Commission. There can be no assurance that this license will be renewed. Gaming management activities conducted by Elsinore's other subsidiaries prior to the Company's bankruptcy reorganization, discussed below, have terminated. The Company's non-binding letter of intent with PDS Financial Corporation was terminated in April 2000.


The Four Queens Casino.

Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on approximately 3.2 acres, of which 2.3 acres are leased from various lessors. The property is situated adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, approximately 32,000 square feet of casino space, three full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, approximately 14,600 square feet of function space and approximately 543 parking spaces. The casino has 1,026 slot machines, 28 gaming tables, a keno parlor, and a sports book.

Management. On October 31, 1995, Elsinore and certain of its wholly owned subsidiaries filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The resulting plan of reorganization of Elsinore and those subsidiaries (the "Plan") was confirmed on August 12, 1996 (the "Confirmation Date") and became effective following the close of business on February 28, 1997 (the "Plan Effective Date"). Riviera Gaming Management Corp. - Elsinore ("RGME"), an indirect subsidiary of Riviera Holdings Corp. ("Riviera"), managed the Four Queens Casino under an interim management arrangement since the Confirmation Date. The term of RGME's permanent management arrangement for the Four Queens Casino (the "Management Arrangement"), which went into effect on April 1, 1997 in accordance with the terms of the Plan, was approximately 40 months, subject to earlier termination or extension. RGME was paid a minimum annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999.

Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 2000, 1999, and 1998.



                                       2000            1999            1998
                                     -------         -------         -------
                                              (Dollars in Thousands)
          Casino(1)                  $37,051         $39,408         $39,372
          Hotel(2)                     9,647           8,822           9,004
          Food & beverage(2)          10,298           9,646           9,724
          Other(3)                     8,137           3,130           3,004
                                      65,133          61,006          61,104
          Less: Promotional
            allowances                (4,465)         (4,252)         (5,204)
          Net revenue                $60,668         $56,754         $55,900

          (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

          (2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.

          (3) Consists primarily of amounts collected by Palm Springs East, L.P. ("PSELP"), of $6.2 million in 2000, $1.2 million in 1999, and $1.2 million in 1998, commissions from credit card and automatic teller cash advances, and miscellaneous other income (including net royalties of $85,000 in 2000, $85,000 in 1999, and $103,000 in 1998 from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino at December 31, 2000.

     Casino:
         Floor area (square feet)                              32,000
         Slot machines                                          1,026
         Blackjack tables                                          17
         Craps tables                                               3
         Big six                                                    0
         Caribbean stud poker tables                                1
         Roulette wheels                                            2
         Three card poker                                           1
         Let-it-ride tables                                         2
         Pai gow poker tables                                       1
         Pai gow tiles                                              1
         Keno (seats)                                              46
         Sports book                                                1

     Hotel:
         Rooms                                                    690
         Meeting areas (square feet)                           14,600

     Restaurants and entertainment and cocktail lounges:
         Restaurants                                                5
         Restaurant seats                                         454
         Cocktail lounges                                           3

     Other:
         Gift shops                                                 1
         Parking facilities (cars)                                543

Operating Strategy. The Company believes that the following key elements have contributed to the Company's success.

     Fun and Friendly Environment. The Company believes that the Four Queens Casino is distinguished by its fun and friendly atmosphere and the high level of personalized service provided to its patrons. The Company strives to maintain the level of service that has allowed the property to maintain its customer loyalty.

     Marketing and Promotion. The Company promotes its gaming entertainment experience using a variety of advertising media including print, outdoor advertising, radio broadcast and Internet. The Company continues to host a bus program offering a value-oriented experience to customers, primarily from the Southern California area, desiring a day or overnight trip. The Company continues to focus on maintaining its customer database by enrolling customers into its slot clubs by offering attractive promotional, cash, complimentary and retail offers.

     Targeted Database Marketing. The Company has re-focused its efforts on a direct mail program in order to maintain its current customer database. The Company targets its database customers with a variety of monthly incentive offers, special promotions, tournaments and special events.

Competition. The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; riverboat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; card rooms and internet gaming. The expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Proposition 1A may negatively affect Nevada gaming markets. Management is unable, however, to assess the magnitude of the impact to the Company. The Company believes that successful gaming facilities compete based on the following: location, atmosphere, quality of gaming facilities, entertainment, quality of food and beverage, and value. Although the Company believes it competes favorably with respect to these factors, some of its competitors have significantly greater financial and other resources than the Company.

The Company competes with a multitude of casino hotels in the greater Las Vegas Metropolitan area. Currently, there are approximately 39 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip, a number of marquee properties have opened in the last several years, including the 2,600-room Aladdin Hotel and Casino which opened in August 2000. The most significant projects now under construction or planned for 2001 are: the 1,002-room addition to the Stratosphere Hotel and Casino and the 400 to 2,000-room Palms Hotel and Casino, located near the existing Rio Hotel and Casino. Each of the foregoing facilities has or may have a theme and attractions that have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

Employees. At December 31, 2000, the Four Queens Casino employed 911 persons, approximately 50% of whom were covered by collective bargaining agreements.

Control.

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

Also pursuant to the Plan, the Company was required to issue additional shares of New Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

     Unsecured Creditors of Four Queens, Inc.        50,491
     Unsecured Creditors of Elsinore Corporation     14,159
            Total                                    64,650

The Company issued these shares on July 10, 2000.

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

The Las Vegas Market.

Las Vegas is one of the fastest growing and largest entertainment markets in the United States. As reported by the Las Vegas Convention and Visitors Authority ("LVCVA"), for fiscal year 2000, gaming revenues in Clark County reached a new 12 month record of $7.7 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 16.2 million visitors in 1987 to a record 35.8 million in 2000, representing a compound annual growth rate of 5.82%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 7.43% from $14.3 billion in 1990 to $31.5 billion in 2000. The number of hotel and motel rooms in Las Vegas increased by approximately 101% from 61,934 in 1988 to 124,270 in 2000, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates on average were approximately 91.7% for the five year period from 1996 through 2000. Approximately 4,500 rooms are expected to be added to the Las Vegas market by 2002. The most significant projects currently under construction are the room additions to the Stratosphere and the Palms Hotel & Casino which will be located on Flamingo Road, near the Rio Hotel & Casino.

The following table sets forth certain statistical information for the Las Vegas market for the years 1996 through 2000, as reported by the LVCVA.

                           Las Vegas Market Statistics

                                   2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------
Visitor volume (in thousands)     35,850    33,809    30,605    30,465    29,637
Clark County gaming revenues      $7,673    $7,209    $6,347    $6,152    $5,784
 (in millions)
Hotel/motel rooms                124,270   120,294   109,365   105,347    99,072
Average hotel occupancy rate       92.5%     92.1%     90.3%     90.3%     93.4%
Airport passenger traffic         39,776    33,669    30,227    30,306    30,460
 (in thousands)
Convention attendance              3,853     3,773     3,302     3,519     3,306
 (in thousands)

The Downtown Market.

General Information. Downtown Las Vegas, with its famous neon lighting and its 13 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

Results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the Bellagio, MGM Grand, Luxor, Treasure Island, Monte Carlo, and New York New York casino/hotels had an adverse effect on downtown gaming revenue. In addition, the recent openings of Mandalay Bay, The Venetian, Paris, the MGM Grand expansion, and the new Aladdin, all on the Las Vegas Strip, have had a further adverse effect on downtown gaming revenue. These new casinos are primarily designed to attract the high-end gaming and convention customers and, based on construction costs, are or will be priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

With the proliferation of mega-casinos on the Las Vegas strip, the Company believes that downtown Las Vegas has become increasingly appealing to the price-conscious vacationer. Four Queens attempts to offer a competitive package of rooms, restaurants, and the popular gaming devices demanded by the value-oriented vacationer.

The Fremont Street Experience. In 1995, the Fremont Street Experience was opened, which features a celestial vault and light show. The celestial vault is a 100-foot high, 100-foot wide, 1,340-foot long frame spanning Fremont Street, from Main Street to Fourth Street, which is closed to traffic to create a pedestrian mall. The celestial vault is the framework for a high-tech light show using reflectors, strobe lights, and laser image projectors. Nine major entertainment venues, including the Four Queens Casino, that together offer approximately 10,530 slot machines, 346 blackjack and other table games, 45 restaurants and 6,884 hotel that rooms are connected by the project, which opened on December 13, 1995. The project also includes a 1,500-space parking facility. The goal of the Fremont Street Experience is to create a special attraction for gaming customers and other visitors to Las Vegas through such activities as street events and entertainment in this extraordinary setting. A special themed event at the Fremont Street Experience can draw as many as 80,000 people. Through such attractions, the Fremont Street Experience attempts to draw visitors to the downtown area and provide competition with the larger and new gaming and entertainment complexes located on or near the Strip. In November 1999, Race Rock International opened a motorsports themed restaurant at the entrance of the Fremont Street Experience. In addition, Neonopolis, an entertainment and recreation themed complex, that will house an 11 theatre movie complex, 50 retail tenants, five restaurants, and a food court, is scheduled to open in early 2002.

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

In addition, Elsinore issued to the MWV Accounts new second mortgage notes ("Existing Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Mortgage Notes that reduced the interest rate payable thereon from the 13.5% payable under the old second mortgage notes to the 12.83% payable under the New Mortgage Notes. Following the recapitalization described in this section, Elsinore has notes outstanding in the aggregate principal amount of $11,104,000. The transactions, as described in this section, are collectively referred to as the "Recapitalization."

The Company entered into a Third Supplemental Indenture on October 31, 2000 ("New Notes"), in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provision, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003 ("Notes").

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

New Jersey. Four Queens was granted a Casino Service Industry License by the State of New Jersey on May 11, 1998. This license is scheduled to expire on May 31, 2001. The Four Queens submitted its application for renewal on January 31, 2001. There can be no assurance that this license will be renewed.

Item 2.  PROPERTIES.

Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. The adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens Casino is subject to security interests under the Company's Notes. See
Note 5 of Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

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

By order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit. On October 6, 2000, Palm Springs East, Limited Partnership ("PSELP"), a subsidiary of the Company, entered into a release and settlement agreement (the "Agreement") with the 29 Palms Band of Mission Indians (the "Tribe") regarding the settlement of a promissory note (the "Note") owed by the Tribe to PSELP. The Note was originally entered into by and between PSELP and the Tribe on October 8, 1996 for the aggregate amount of $9,000,000. Pursuant to the terms of the Agreement, the Tribe paid to PSELP an aggregate amount of $3,500,000 on October 5, 2000, in addition to the $2.7 million previously paid by the Tribe in 2000. No additional amounts are due in connection with the settlement with the Tribe.

In addition, pursuant to the terms of the Agreement, PSELP and the Tribe agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the Note.

The Company is also a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2000, the Company held its Annual Meeting of Stockholders. John
C. "Bruce" Waterfall, Jeffrey T. Leeds, and S. Barton Jacka were re-elected as Directors of the Company. Donald A. Hinkle was elected as a Director of the Company. Out of the 4,993,965 shares of Common Stock and 50,000,000 of Preferred Stock, entitled to vote at such meeting, there were present in person or by proxy 54,646,439 shares. Each share of Common Stock and Preferred Stock (on an as-converted basis except with respect to election of directors) is entitled to one vote on all matters submitted to a vote of stockholders. In connection with the cumulative voting feature applicable to the election of directors, each stockholder is entitled to as many votes as shall equal the number of shares held by such person at the close of business on the record date, multiplied by the number of directors to be elected. The voting results were as follows:

Name                           For         %      Against   %    Withheld   %
-------------------------   ----------   -----    -------  ---   --------  ---
John C. "Bruce" Waterfall   54,646,439   99.4%       0      0%       0      0%

Jeffrey T. Leeds            54,646,439   99.4%       0      0%       0      0%

S. Barton Jacka             54,646,439   99.4%       0      0%       0      0%

Donald A. Hinkle            54,646,439   99.4%       0      0%       0      0%

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ Stock Market "Bulletin Board" under the symbol ELSO. The following table sets forth, for the periods indicated, the high and low bid prices as reported, which represents inter dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.


                                          2000                1999
                                    ---------------     ---------------
                                     High      Low       High      Low
                                    ---------------     ---------------
First quarter                       $7.50     $0.38     $0.53     $0.28

Second quarter                       4.00      0.53      0.63      0.31

Third quarter                        1.88      0.72      0.75      0.31

Fourth quarter                       1.00      0.31      0.63      0.31

As of the close of business on March 29, 2001, there were approximately 910 record owners of Common Stock.

Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

The trading market for the Common Stock is extremely thin. The MWV Accounts own 93% of the outstanding Common Stock, which they acquired pursuant to the Plan and, upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.6% of the Common Stock. (see Item 1. Business - Recapitalization). In addition to the Recapitalization and the Plan, the MWV Accounts have bought and sold Common Stock only within the MWV Accounts. The Common Stock held by the MWV Accounts is deemed beneficially owned by Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.6% of the outstanding Common Stock. The remaining .4% of the outstanding shares is widely dispersed among numerous shareholders.

Pursuant to the Plan, the Company issued 64,650 additional shares of New Common Stock. These shares were issued on July 10, 2000. These shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA.

Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 2000. The selected consolidated financial data as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere herein.





                                              Reorganized Company                     Predecessor Company
                                   -----------------------------------------     -----------------------------

                                                                    March 1        January 1
                                             December 31,             To              To
                                   -----------------------------  December 31,    February 28,    December 31,
                                     2000       1999       1998       1997            1997            1996
                                     ----       ----       ----       ----            ----            ----
                                              (Dollars in thousands except per share amounts)
Balance sheet data:
Total assets                       $47,995    $48,793    $49,748     $49,823                        $ 42,627
Current portion
   of long-term debt                 1,178      2,079      1,906       1,477                              50
Long-term debt less
  current maturities                10,093     14,264     15,548      38,141                          62,912
6% Cumulative convertible
  preferred stock                   20,528     19,366     18,270           -                               -
Shareholders' equity
  (deficit)                        $31,608    $25,339    $24,109     $ 3,086                        $(40,710)

Operations data:
Revenues (net)                     $60,668    $56,754    $55,900     $43,992         $ 9,796        $ 61,199
Income(loss) before
  extraordinary items              $ 6,269    $   960    $(1,272)    $(1,914)        $  (190)       $ (1,556)
Extraordinary item                       -          -        (77)(a)
Gain on extinguishment
  of debt                                -          -          -           -          35,977(b)            -
Net income(loss)                     6,269        960     (1,349)     (1,914)         35,787          (1,556)
Undeclared dividends on
  cumulative preferred stock         1,162      1,096        270           -               -               -
Net income (loss) applicable
  to common shares                 $ 5,107    $  (136)   $(1,619)    $(1,914)        $35,787        $ (1,556)

Basic and diluted per share amounts:
Basic income (loss) before
  extraordinary items                $1.02      $(.03)     $(.31)      $(.39)          $(.01)          $(.10)
Extraordinary items                      -          -       (.02)          -            2.26               -
Basic income (loss) per share        $1.02      $(.03)     $(.33)      $(.39)           $2.25          $(.10)

Diluted income (loss) per
  share                               $.06      $(.03)     $(.33)      $(.39)           $2.25          $(.10)


Capital costs:
Depreciation and
  amortization                       $3,872     $3,332     $2,804      $1,774            $529          $3,816
Interest expense                      1,634      1,997      4,372       4,239             772           2,505
Capital costs                        $5,506     $5,329     $7,176      $6,013          $1,301          $6,321

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5 million at December 31, 2000, as compared to approximately $3.5 million at December 31, 1999.

During 2000, the Company's net cash provided by operating activities was $8,287,000 compared to $2,983,000 in 1999, and $3,275,000 in 1998. The increase was due primarily to $6.2 million received from 29 Palms Mission Band of Indians (the "Band") pursuant to a settlement agreement. Earnings before interest, taxes, depreciation, amortization, rents, extraordinary item, merger and litigation costs, and undeclared dividends ("EBITDA"), for the years ended 2000, 1999, and 1998 was $16 million, $10.6 million, and $10.2 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's 12.83% Mortgage Notes (the "Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

The Notes are due in full on October 20, 2003. The Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the Notes. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership ("PSELP") and are collateralized by a second deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

Scheduled interest payments on the Notes and other indebtedness is $1.5 million in 2001, declining to $1.3 million in 2004. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in forecasted capital expenditures of approximately $2.6 million for 2001, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

In December 2000, the Company made an additional principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by PSELP regarding the settlement agreement with the 29 Palms Band of Mission Indians.

Cash flow from operations is not expected to be sufficient to pay the remaining $8 million of principal of the Notes at maturity on October 20, 2003, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption, will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1.0 million in EBITDA. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended December 31, 2000 the Ratio was 7.25 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At December 31, 2000, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At December 31, 2000, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. A waiver was obtained by the Company from the lender through March 30, 2001.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $1.7 million, $3 million, and $2.1 million during 2000, 1999, and 1998, respectively. Management has forecasted capital expenditures to be $2.6 million for the year 2001. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

RGME managed the Four Queens Casino in accordance with the Interim Management Arrangement effective August 12, 1996 and in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999. The Four Queens Casino is currently self-managed.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial condition of the Company or on its results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

REVENUES

Net revenues increased by approximately $3,914,000, or 6.9%, from $56,754,000 during the 1999 period, to $60,668,000 for the 2000 period. This increase was primarily due to payments of $6.2 million received under a settlement agreement with the 29 Palms Band of Mission Indians ("the Band"), offset partially by a decrease in casino revenues of $2.4 million, as discussed below.

Casino revenues decreased by approximately $2,357,000, or 6.0%, from $39,408,000 during the 1999 period to $37,051,000 during the 2000 period. This decrease was primarily due to a $2,284,000, or 100%, decrease in slot promotion revenue, a $630,000, or 2.1%, decrease in slot machine revenue, and a $129,000, or 24.3%, decrease in keno revenue, partially offset by a $686,000, or 9.8%, increase in table games revenue. Slot promotion revenue decreased due to the termination of a license agreement on December 1, 1999, for the $40 for $20 slot promotion. The decrease in slot machine revenue is attributable to a decrease in hold percentage of 0.08% and a decrease in slot coin-in of $4,177,000 or 0.8%. The increase in table games revenue is attributable to an increase in drop of $8,778,000, or 18.8%, partially offset by a decrease in the win percentage of 0.9%.

Hotel revenues increased by approximately $825,000, or 9.4%, from $8,822,000 during the 1999 period to $9,647,000 during the 2000 period. This increase was primarily due to an increase of $4.56 in the average daily room rate, from $33.88 in the 1999 period to $38.44 in the 2000 period, while room occupancy, as a percentage of total rooms available for sale, decreased from 95.0%, for the 1999 period, to 91.5%, for the 2000 period. Cash room revenue increased $892,000, or 13.3%, from the 1999 period.

Food and beverage revenues increased approximately $652,000, or 6.8%, from $9,646,000 during the 1999 period to $10,298,000 during the 2000 period. This increase was primarily due to an increase in food revenues as a result of an increase in covers and a higher average check. An increase in complimentary beverages given to patrons during their play in the casino also contributed to the revenue increase. In addition, cash beverage revenue increased as a result of a higher average check.

Other revenues increased by approximately $5,007,000, or 160.0%, from $3,130,000 during the 1999 period to $8,137,000 during the 2000 period. This increase was primarily due to payments of $2.7 million received under a settlement agreement with the Band, as well as a payment in the amount of $3.5 million as a result of a final release and settlement agreement entered into with the Band on October 6, 2000.

Promotional allowances increased by approximately $213,000, or 5.0%, from $4,252,000 during the 1999 period to $4,465,000 during the 2000 period due to an increase in complimentary rooms, food and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $1,083,000, or 3.1%, from $35,211,000 for the 1999 period to $34,128,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

Casino expenses decreased $1,232,000, or 8.9%, from $13,866,000 during the 1999 period to $12,634,000 during the 2000 period, and expenses as a percentage of revenue decreased from 35.2% to 34.1%, due primarily to the termination of the $40 for $20 slot promotion as discussed above.

Hotel expenses increased by approximately $131,000, or 1.5% from $8,690,000 during the 1999 period to $8,821,000 during the 2000 period. However expenses as a percentage of revenues decreased from 98.5% to 91.4%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

Food and beverage costs and expenses increased by approximately $211,000, or 3.2%, from $6,676,000 during the 1999 period to $6,887,000 during the 2000 period. However expenses as a percentage of revenues decreased from 69.2% to 66.9%, primarily due to an increase in cost of sales. Cost of sales increased as a result of a corresponding increase in revenue, partially offset by the allocation of food and beverage costs, associated with complimentary food and beverage sales, to the casino department.

Taxes and licenses decreased $193,000, or 3.2%, from $5,979,000 in the 1999 period to $5,786,000 in the 2000 period as a result of corresponding decreases in casino revenues.

The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs. In addition, the Company has commitments for various union payroll increases which are expected to have an impact on future payroll costs.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $419,000, or 3.8%, from $10,967,000 during the 1999 period to $10,548,000 during the 2000 period, and as a percentage of total net revenues, expenses decreased from 19.3% to 17.4% due primarily to the elimination of the RGME management fee as of December 31, 2000. This decrease was partially offset by the implementation of a slot marketing promotion in February 2000.

EBITDA

EBITDA, as defined, increased by approximately $5,416,000, or 51.2%, from $10,576,000 during the 1999 period to $15,992,000 during the 2000 period. The increase was due primarily to an increase in other revenues and a reduction in expenses as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $168,000, or 4.2%, from $3,969,000 during the 1999 period to $4,137,000 during the 2000 period, due primarily to corresponding annual CPI increases for land lease agreements.

Depreciation and amortization increased by approximately $540,000, or 16.2% from $3,332,000 during the 1999 period to $3,872,000 during the 2000 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $363,000, or 18.2% from $1,997,000 during the 1999 period to $1,634,000 for the 2000 period, due primarily to the payoff of certain bankruptcy notes that resulted from the February 28, 1997 Plan of Reorganization and the additional principal payment in the amount of $3 million on the 12.83% Mortgage Note on December 4, 2000.

During 2000, the Company incurred approximately $80,000 in merger and litigation costs. Approximately $285,000 was incurred as a result of litigation costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson, which was offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $313,000. Approximately $108,000 was incurred as a result of costs associated with the Company's non-binding letter of intent with PDS Financial Corporation, which was terminated on April 19, 2000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2000 period of $6,269,000 compared to a net income before provision for income taxes and undeclared dividends of $960,000 in the 1999 period, an improvement of $5,309,000 or 553.0%.

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

Hotel revenues decreased by approximately $182,000, or 2.0%, from $9,004,000 during the 1998 period to $8,822,000 during the 1999 period. This decrease was primarily due to a decrease in complimentary revenue resulting from the reduction in casino and slot marketing promotions, partially offset by an increase in cash occupancy. Room occupancy, as a percentage of total rooms available for sale, increased from 90.3%, for the 1998 period, to 94.5%, for the 1999 period, while the average daily room rate decreased from $36.06 to $33.88, respectively. The number of room nights that could not be used due to renovation and remodeling of the South Tower, increased from 2,889 in the 1998 period to 6,273 in the 1999 period.

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

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS, PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income in the 1999 period of $960,000 compared to a net loss of $1,272,000 in the 1998 period, an improvement of $2,232,000 or 175.5%.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

The Company's financial instruments include cash and long-term debt. At December 31, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at December 31, 2000.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               AND FINANCIAL STATEMENT SCHEDULES

         For the years ended December 31, 2000, 1999 and 1998

                                                                            Page

Independent Auditors' Reports                                        29

Consolidated Balance Sheets as of December 31, 2000 and 1999         31

Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998                             33

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2000,
  1999 and 1998                                                      35

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998                             36

Notes to Consolidated Financial Statements                           38

     All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to Consolidated Financial Statements.



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Elsinore Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 16, 2001



                          Independent Auditors' Report


To the Board of Directors
Elsinore Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Elsinore Corporation and subsidiaries (Reorganized Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Elsinore Corporation and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP



Las Vegas, Nevada
February 26, 1999



                      Elsinore Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                             (Dollars in Thousands)

                                                 2000             1999
                                            --------------   --------------

Assets

Current Assets:
  Cash and cash equivalents                     $5,008           $3,547
  Accounts receivable, less
  allowance for doubtful
  accounts of $282 and $249,
  respectively                                     530              694
  Inventories                                      394              594
  Prepaid expenses                               1,396            1,187
                                            --------------   --------------
     Total current assets                        7,328            6,022

Property and equipment, net                     38,697           40,815

Reorganization value in excess
  of amounts allocable to
  identifiable assets, net                         287              313

Other assets                                     1,683            1,643
                                            --------------   --------------

    Total assets                               $47,995          $48,793
                                            ==============   ==============


                      Elsinore Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                           December 31, 2000 and 1999
                             (Dollars in Thousands)


                                                 2000             1999
                                            --------------   --------------
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                              $1,243           $1,803
  Accrued interest                                 255              735
  Accrued expenses                               3,618            4,573
  Current portion of long-term debt              1,178            2,079
                                            --------------   --------------
     Total current liabilities                   6,294            9,190

Long-term debt, less current portion            10,093           14,264
                                            --------------   --------------
     Total liabilities                          16,387           23,454
                                            --------------   --------------

Commitments and contingencies (Note 10)

Shareholders' Equity:
6% cumulative convertible preferred
   stock, no par value.  Authorized,
   issued and outstanding 50,000,000
   shares.  Liquidation preference
   and accrued dividends of $20,528
   and $19,366 at December 31, 2000
   and 1999, respectively.                      20,528           19,366

Common stock, $.001 par value per
  share.  Authorized 100,000,000
  shares.  Issued and outstanding
  4,993,965 and 4,929,313 shares at
  December 31, 2000 and December 31,
   1999, respectively                                5                5

Additional paid-in capital                       7,109            8,271
Retained earnings (accumulated deficit)          3,966           (2,303)
                                            --------------   --------------
     Total shareholders' equity                 31,608           25,339
                                            --------------   --------------

     Total liabilities and shareholders'
     equity                                    $47,995          $48,793
                                            ==============   ==============

See accompanying notes to consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Operations
                             (Dollars in Thousands)

                                Year             Year                Year
                                Ended            Ended               Ended
                             December 31,     December 31,        December 31,
                                2000             1999                1998
                             ------------     ------------        ------------
Revenues, net:
 Casino                          $37,051          $39,408             $39,372
 Hotel                             9,647            8,822               9,004
 Food and beverage                10,298            9,646               9,724
 Other                             8,137            3,130               3,004
                             ------------     ------------        ------------
   Total revenues                 65,133           61,006              61,104
 Promotional allowances           (4,465)          (4,252)             (5,204)
                             ------------     ------------        ------------
   Net revenues                   60,668           56,754              55,900
                             ------------     ------------        ------------
Costs and expenses:
 Casino                           12,634           13,866              14,097
 Hotel                             8,821            8,690               8,011
 Food and beverage                 6,887            6,676               6,756
 Taxes and licenses                5,786            5,979               5,911
 Selling, general and
   administrative                 10,548           10,967              10,963
 Rents                             4,137            3,969               3,895
 Depreciation and
   amortization                    3,872            3,332               2,804
 Interest                          1,634            1,997               4,372
 Merger and litigation costs          80              318                 363
                             ------------     ------------        ------------

   Total costs and
    expenses                      54,399           55,794              57,172
                             ------------     ------------        ------------
Net income(loss) before
 extraordinary item and
 provision for income taxes        6,269              960              (1,272)

Extraordinary item                     -                -                 (77)
                             ------------     ------------        ------------


                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Operations (continued)
                             (Dollars in Thousands)

                                Year             Year                Year
                                Ended            Ended               Ended
                             December 31,     December 31,        December 31,
                                2000             1999                1998
                             ------------     ------------        ------------
Net income (loss) before
 undeclared dividends on
 cumulative preferred
 stock                             6,269              960              (1,349)

Undeclared dividends on
 cumulative preferred stock        1,162            1,096                 270
                             ------------     ------------        ------------
Net income (loss) applicable
 to common shares                 $5,107            $(136)            $(1,619)
                             ============     ============        ============

Basic and diluted income (loss) per share:

Basic income (loss) per
 share before extraordinary
 item                              $1.02            ($.03)              ($.31)
Extraordinary item                      -                -               (.02)
                             ------------     ------------        ------------
Basic income (loss) per
 share                             $1.02            ($.03)              ($.33)
                             ============     ============        ============

Weighted average number of
 common shares outstanding     4,993,965        4,929,313           4,929,313
                             ============     ============        ============

Diluted income (loss) per
share                               $.06            ($.03)              ($.33)
                             ============     ============        ============

Weighted average number of
 common and common share
 equivalent shares
 outstanding                  97,993,965        4,929,313           4,929,313
                             ============     ============        ============

See accompanying notes to consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                     Common Stock         Preferred Stock
                                ---------------------- ----------------------
                                                                                                 Retained        Total
                                     Out-                   Out-                                 Earnings      Shareholders'
                                   standing               standing               Additional    (Accumulated      Equity
                                    Shares     Amount      Shares     Amount  Paid-In-Capital     Deficit)     (Deficiency)
                                ------------- -------- ------------- -------- ---------------- -------------- ---------------
Balance, January 1,
 1998                              4,929,313      $5              -  $     -        $4,995         ($1,914)      $ 3,086
 Capital contribution,
  net                                      -       -              -        -         4,642               -         4,642
 Issuance of
  preferred stock                          -       -     50,000,000   18,000             -               -        18,000
 Net loss                                  -       -              -        -             -          (1,349)       (1,349)
 Undeclared preferred stock
dividends                                  -       -              -      270          (270)              -             -
                                ------------- -------- ------------- -------- ---------------- -------------- ---------------
Balance, December 31,
 1998                              4,929,313       5     50,000,000   18,270         9,367          (3,263)       24,379
 Net income                                                                                            960           960
 Undeclared preferred
  stock dividends                                                      1,096        (1,096)                            -
                                ------------- -------- ------------- -------- ---------------- -------------- ---------------
Balance, December 31,
 1999                              4,929,313       5     50,000,000   19,366         8,271          (2,303)       25,339
 Common stock issued                  64,652
 Net income                                                                                          6,269         6,269
 Undeclared preferred
  Stock dividends                                                      1,162        (1,162)
                                ------------- -------- ------------- -------- ---------------- -------------- ---------------
Balance, December 31,
 2000                              4,993,965      $5     50,000,000  $20,528        $7,109          $3,966       $31,608
                                ============= ======== ============= ======== ================ ============== ===============

See accompanying notes to consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                Year             Year             Year
                                Ended            Ended            Ended
                             December 31,     December 31,     December 31,
                                 2000             1999             1998
                             ------------     ------------     ------------
Cash flows from operating
  activities:
  Net income (loss)               $6,269             $960          ($1,349)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
  Extraordinary item                   -                -               77
  Depreciation and amortization    3,872            3,332            2,804
  Changes in assets and
   liabilities:
   Accounts receivable               164             (221)             150
  Inventories                        200             (149)             (63)
  Restricted cash                      -                -              693
  Prepaid expenses                  (209)             (34)             914
  Other assets                       (14)            (101)            (747)
  Accounts payable                  (560)           1,011             (382)
  Accrued expenses                  (955)             214              (94)
  Accrued interest                  (480)          (2,029)           1,272
                             ------------     ------------     ------------
Net cash provided by
  operating activities             8,287            2,983            3,275
                             ------------     ------------     ------------

Cash flows used in investing activities:
  Capital expenditures            (1,695)          (3,046)          (2,117)
                             ------------     ------------     ------------
Cash used in investing
  activities                      (1,695)          (3,046)          (2,117)
                             ------------     ------------     ------------

Cash flows used in financing Activities:
 Principal payments on
  long-term debt                  (5,131)          (1,994)          (6,104)
 Capital contribution                  -                -            4,642
                             ------------     ------------     ------------
 Net cash used in financing
  activities                      (5,131)          (1,994)          (1,462)
                             ------------     ------------     ------------

 Net increase (decrease) in
  cash and cash equivalents        1,461           (2,057)            (304)

Cash and cash equivalents at
  beginning of year                3,547            5,604            5,908
                             ------------     ------------     ------------
Cash and cash equivalents at
end of year                       $5,008           $3,547           $5,604
                             ============     ============     ============



                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)

                                Year             Year             Year
                                Ended            Ended            Ended
                             December 31,     December 31,     December 31,
                                 2000             1999             1998
                             ------------     ------------     ------------
Supplemental disclosure of
  non-cash investing and
  financing activities:
  Equipment purchased with
    capital lease financing        $59             $883           $1,863
  Undeclared preferred stock
    dividends                   $1,162           $1,096             $270
  Conversion of debt to
    preferred stock                  -                -          $18,000

Supplemental disclosure of cash activities:
  Cash paid for interest         $2,169          $4,025                -
  Cash paid for income taxes          2              57                1

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

(b)  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at December 31, 2000 and 1999 was approximately $100,000 and $74,000, respectively.

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

                                    Years Ended December 31,
                                2000          1999          1998
                              --------      --------      --------
                                     (Dollars in thousands)
         Hotel                 $  767        $  903        $1,257
         Food & beverage        2,617         2,498         2,070
           Total               $3,384        $3,401        $3,327

(d)  Cash Equivalents

     Cash equivalents include highly liquid investments with a maturity date of 90 days or less at the date they were purchased.

(e)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

(f)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 4 to 40 years. Equipment held under capital leases is recorded at the net present value of minimum lease payments at the inception of the lease and amortized over the shorter of the terms of the leases or estimated useful lives of the related assets.

(g)  Other Assets

     Other assets consists of the following:

                                                (Dollars in thousands)
                                                      December 31,
                                                   2000         1999
                                                 --------     --------

     Secured letter of credit                      $689         $655
     Promotional gift inventory                     163          328
     Parking garage deposit                         378          391
     Security deposits on leases                    180          162
     Other                                          273          107
             Total                               $1,683       $1,643

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

(i)  Net Income (Loss) Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the twelve month period ended December 31, 1999 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods. Since the Company incurred a net loss for the twelve month periods ended December 31, 1999 and 1998, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for these periods.



                               Twelve Months Ended
                                December 31, 2000

                                   Income        Shares        Per Share
                                                                         Amounts
                                 ----------    ----------     -----------
Basic EPS:
  Net income available to
  common shareholders            $5,107,000     4,993,965         $1.02
Effect of Dilutive Securities:
  Cumulative convertible
  preferred stock                 1,162,000    93,000,000         (0.96)
Diluted EPS:
                                 ----------    ----------     -----------
  Net income available to
  commonshareholders plus
  assumed conversions            $6,269,000    97,993,965         $0.06
                                 ==========    ==========     ===========


(j)  Long-lived Assets

     Long-lived assets used in operations are evaluated each reporting period for impairment by comparing the undiscounted cash flows estimated to be generated by those assets to the assets' carrying amount. There was no write-down of assets for the years ended December 31, 2000, 1999, and 1998, other than in connection with the application of fresh start accounting.

(k)  Reclassification

     Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's net income (loss).

(l)  Use of Estimates

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

(m)  Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial condition of the Company or on its results of operations.

2.   Property and Equipment

     Property and equipment consists of the following:


                                                     December 31,
                                                  2000         1999
                                                --------     --------
                                               (Dollars in thousands)

         Land                                    $2,800       $2,800
         Buildings                               30,481       29,952
         Equipment                               16,696       15,572
         Construction in progress                    62            2
                                                --------     --------
                                                 50,039       48,326
         Less accumulated depreciation
           and amortization                      11,342        7,511
                                                --------     --------
                                                $38,697      $40,815
                                                ========     ========

3.   Accrued Expenses

     Accrued expenses consist of the following:

                                                      December 31,
                                                   2000         1999
                                                 --------     --------
                                                (Dollars in thousands)

         Payroll, benefits and related           $1,582       $2,231
         Gaming taxes                               183          153
         Slot club liability                        601          706
         Outstanding chip and token liability       317          446
         Other                                      935        1,037
                                                --------     --------
                                                 $3,618       $4,573
                                                ========     ========

4.   Spotlight 29 Casino

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

On October 6, 2000, PSELP entered into a release and settlement agreement (the "Agreement") with the Band. Pursuant to the terms of the Agreement, the Band is required to pay PSELP an aggregate amount of $3,500,000. In addition, pursuant to the terms of the Agreement, PSELP and the Band agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the Note.

Payments received from the Band in the amounts of $6,191,418, $1,172,000 and $1,431,000 have been recorded in other income for the years 2000, 1999 and 1998, respectively.

5.   Long-Term Debt

     Long-term debt consists of the following:

                                                      December 31,
                                                   2000         1999
                                                ---------    ---------
                                                (Dollars in thousands)

         12.83% New Mortgage Notes               $8,104      $11,104
         Notes payable - IRS                        155          448
         Notes payable - Other                       48          767
         Capital leases (see Note 6)              2,964        4,024
                                                ---------    ---------
                                                 11,271       16,343
         Less current maturities                 (1,178)      (2,079)
                                                ---------    ---------
                                                $10,093      $14,264
                                                =========    =========

Interest on the 12.83% New Mortgage Notes ("Existing Notes") is payable on February 28 and August 31 of each year. The Company entered into a Third Supplemental Indenture on October 31, 2000 ("New Notes"), in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned $1 million in EBITDA. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, which was $5 million, less $5 million. At December 31, 2000, the Company was not in compliance with a requirement pertaining to limitations on restricted payments; however, a waiver was obtained from the lender through March 31, 2001.

The Company has one unsecured note payable to the IRS as a result of the bankruptcy. The note bears interest at 8% and is payable in semiannual installments of $161,450 through February 2001.

The Company has two unsecured notes payable to certain vendors as a result of the bankruptcy. These notes are non-interest bearing and are payable in quarterly installments of $2,800 through February 2002. The Company also has several notes for the purchase of slot machines from various slot manufacturers.

Maturities of the Company's long-term debt are as follows:

         Year Ending December 31,                       (In Thousands)
                  2001                                       $1,178
                  2002                                          424
                  2003                                        8,200
                  2004                                            3
                  2005                                            3
                  Thereafter                                  1,463
                                                           ---------
                                                            $11,271

                                                           =========

6.   Leases

All non-cancelable leases have been classified as capital or operating leases. At December 31, 2000, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                                      December 31,
                                                   2000         1999
                                                 --------     --------
                                                (Dollars in thousands)
         Building                                 $1,364       $1,364
         Equipment                                 4,450        4,480
                                                 --------     --------
                                                   5,814        5,844
         Less accumulated amortization            (2,469)      (1,407)
                                                 --------     --------
                                                  $3,345       $4,437
                                                 ========     ========

Amortization of assets held under capital leases is included with depreciation and amortization expense in the Consolidated Statements of Operations.

The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 2000:





                                           Capital       Operating
                                           Leases         Leases
                                           --------      ---------
         Year Ending December 31,           (Dollars in thousands)
                  2001                      $1,292         $4,070
                  2002                         670          4,064
                  2003                         321          3,968
                  2004                         223          3,906
                  2005                         223          3,906
                  Thereafter                 6,242        104,075
                                           --------      ---------
         Total minimum lease payments        8,971       $123,989
                                           ========      =========

         Less: amount representing
               interest(at imputed
               rates ranging from
               5.9% to 15.0%)                6,007
                                           --------
         Present value of net
           minimum capital lease
           payments                          2,964
         Less: current maturities           (  977)
                                           --------
         Capital lease obligations,
           excluding current maturities     $1,987
                                           ========

Rent expense recorded under operating leases for the years ended December 31, 2000, 1999 and 1998 was $3,893,000, $3,404,000 and $3,642,000, respectively.

7.   Income Taxes

No income tax benefit related to the 2000 income and 1999 and 1998 losses have been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                 December 31,     December 31,
                                                     2000             1999
                                                --------------   --------------
                                                 (Dollars in thousands)

Deferred tax assets:

Accounts receivable, principally
    due to allowance for doubtful accounts        $    96          $    85
Accrued compensation, principally
    due to accrual for financial
    reporting purposes                                324              503
Progressive slot and slot club accruals               234              325
Merger costs, principally due to amounts
    not currently deductible for tax purposes           -                -
Net operating loss carryforwards                   11,170            9,139
General business credit carryforward,
    principally due to investment
    tax credit generated in prior years               632            1,086
Income recognized for tax purposes
    on investment in partnership                    1,075            1,106
Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods                    18               66
Loan receivable principal due to
   allowance for uncollectibility                       -            4,508
Reorganization items, principally due
   to amounts not currently

   deductible for tax purposes                         44               31
                                                --------------   --------------
Total gross deferred tax assets                    13,593           16,849

 Less valuation allowance                          (8,954)         (11,661)
                                                --------------   --------------
      Net deferred tax assets                       4,639            5,188
                                                --------------   --------------

Deferred tax liabilities:
 Plant and equipment, principally due to
    differences in depreciation                    (3,508)          (3,744)
 Prepaid expenses, principally due to
    deduction for tax purposes                       (321)            (314)
Losses recognized for tax purposes on
    partnership investments                          (810)          (1,130)
                                                --------------   --------------
Total gross deferred tax liabilities               (4,639)          (5,188)
                                                --------------   --------------

       Net deferred tax asset(liability)          $     -          $     -
                                                ==============   ==============


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

The Company had general business tax credit carryforwards for federal income tax purposes of approximately $632,000 which are available to reduce future federal income taxes, if any, through 1999. This amount is limited by Section 382 and may not be available for use in future periods.

8.   Benefit Plans

Four Queens, Inc. makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 2000, 1999 and 1998 totaled $389,200, $426,000 and $317,000, respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

On October 1, 1990, the Company instituted a savings plan qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $87,200, $87,000 and $66,000 for 2000, 1999 and 1998,
respectively. There were 256, 152 and 179 current employee participants in the savings plan as of December 31, 2000, 1999 and 1998, respectively.

9.    Recapitalization

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

The Company entered into a Third Supplemental Indenture on October 31, 2000, in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

10.          Commitments and Contingencies

Riviera Gaming Management-Elsinore, Inc. ("RGME") managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The arrangement under which RGME managed the Four Queens Hotel and Casino terminated on December 31, 1999.

The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC, a limited liability company of which the Company is a one-sixth owner, to develop the Fremont Street Experience. The Company is liable for a proportionate share of the project's operating expenses. The Company's allocated share of the operating costs of the Fremont Street Experience ($600,000 in 2000, 1999 and 1998, respectively) is expensed as incurred. The Company also shares in certain marketing cost assessments as approved by the Fremont Street Experience LLC Board of Directors. The Company's allocated share of the marketing costs of the Fremont Street Experience were $262,900, $341,700 and $196,300 for 2000, 1999 and 1998, respectively.

The Company is also a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 11 below.

The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

11.  Proposed Merger

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

By Order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

12.  Taxes and Licenses, Other Than Income Taxes

Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                              Operating Departments
                             (Dollars in thousands)

                                         Food and
                Casino       Hotel       Beverage       Other       Total
               --------     --------     --------      --------    --------
     2000       $3,825         $430         $399        $1,070      $5,786
     1999        3,956          456          431         1,136       5,979
     1998        3,955          411          438         1,107       5,911

13.  Supplemental Financial Information

A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 2000, 1999 and 1998 follows:

                             (Dollars in thousands)
                  Balance at                        Balance
                 Beginning of                      At End of
Years Ended          Year          Additions       Deductions          Year
-----------      -----------      -----------      -----------      -----------
    2000             $249             $216             $183             $282
    1999              219               50               20              249
    1998              165              132               78              219



                      Elsinore Corporation and Subsidiaries

              Selected Quarterly Financial Information (Unaudited)
                (Dollars in thousands, except per share amounts)

                                         Year ended December 31, 2000
                            ----------------------------------------------------
                               1st        2nd        3rd        4th
                             Quarter    Quarter    Quarter    Quarter     Total
                            ---------  ---------  ---------  ---------  --------
  Net revenues               $15,772    $14,530    $13,322    $17,044   $60,668
  Operating income (loss)      1,714        638        (13)     3,930     6,269
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock             1,714        638        (13)     3,930     6,269
  Undeclared dividends
   on cumulative
   preferred stock               285        288        381        208     1,162
  Net income (loss)
   applicable to
   common shares              $1,429       $350      ($394)    $3,722    $5,107

Basic and diluted net income per common share:
  Basic EPS                    $0.29      $0.07     ($0.08)     $0.74     $1.02
  Diluted EPS                   0.02       0.01          -       0.03      0.06


                                         Year ended December 31, 1999
                            ----------------------------------------------------
                               1st        2nd        3rd        4th
                             Quarter    Quarter    Quarter    Quarter     Total
                            ---------  ---------  ---------  ---------  --------
  Net revenues               $15,185    $14,759    $13,512    $13,298   $56,754
  Operating income (loss)      1,175        582       (667)      (130)      960
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock             1,175        562       (649)      (128)      960
  Undeclared dividends
   on cumulative
   preferred stock               270        270        270        286     1,096
  Net income (loss)
   applicable to
   common shares                $905       $292      ($919)     ($414)    ($136)

Basic and diluted net income per common share:
  Basic EPS                    $0.18      $0.06     ($0.19)    ($0.08)   ($0.03)
  Diluted EPS                   0.01       0.0           -          -         -


                                          Year ended December 31, 1998
                            ----------------------------------------------------
                               1st        2nd        3rd        4th
                             Quarter    Quarter    Quarter    Quarter     Total
                            ---------  ---------  ---------  ---------  --------
  Net revenues               $14,253    $13,777    $13,626    $14,244   $55,900
  Operating income (loss)       (270)      (370)    (1,205)       573    (1,272)
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock              (270)      (370)    (1,282)       573    (1,349)
  Undeclared dividends
   on cumulative
   preferred stock                 -          -          -        270       270
  Net income (loss)
   applicable to
   common shares               ($270)     ($370)   ($1,282)      $303   ($1,619)

Basic and diluted net income per common share:
  Basic EPS                   ($0.05)     ($0.08)   ($0.26)     $0.06    ($0.33)
  Diluted EPS                      -           -         -       0.01         -

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.

Effective June 17, 1999 the Company dismissed its certifying accountants, KPMG LLP. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

The report of KPMG on the Company's financial statements as of and for the year ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the most recent fiscal year and the interim periods subsequent to December 31, 1999 through March 31, 1999, the Company was unaware of any disputes between the Company and KPMG as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. KPMG has furnished a letter addressed to the Securities and Exchange Commission (the "Commission") stating that it agrees with the above statements. A copy of this letter was included as an exhibit to the Report on Form 8-K filed with the Commission in June 1999.

The Company selected the firm of Deloitte & Touche LLP as independent accountants effective the Company's fiscal year ending December 31, 1999 to replace KPMG LLP. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

As noted, the Company filed a Form 8-K, dated June 30, 1999, reporting a change in accountants. There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.
PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company as of March 28, 2001. Messieurs Waterfall, Leeds and Jacka assumed their positions with the Company on the Plan Effective Date and were re-elected at the Company's 2000 Annual Shareholders' Meeting held on October 17, 2000 to serve until the next Annual Shareholders' Meeting. Mr. Hinkle was elected as a director of the Company on October 17, 2000. Mr. Madow was appointed as director of the Company on December 5, 2000. Both will serve until the next Annual Shareholders' Meeting. Mr. Madow was also appointed as President of the Company on December 5, 2000, following the resignation of Mr. Leeds from the positions of President and Chief Executive Officer. In 2000, each executive officer of the Company was also a director of the Company.

Name                              Age    Position

Directors and Officers

John C. "Bruce" Waterfall         63     Chairman of the Board

Philip W. Madow                   41     President and Director

S. Barton Jacka                   64     Treasurer, Secretary and Director

Jeffrey T. Leeds                  45     Director

Donald A. Hinkle                  53     Director

Key Employees of Four Queens Casino

Philip W. Madow                   41     President and General Manager

Jake Vanderlei                    32     Executive Director of Casino Operations

Gina L. Contner                   35     Executive Director of Finance

Douglas M. Hoppe                  37     Executive Director of Marketing

John C. "Bruce" Waterfall. Mr. Waterfall has been Chairman of the Board of Elsinore since February 1997. Mr. Waterfall has been a professional money manager and analyst for the past 31 years with MWV, of which he is President and a co-founder. Certain investment accounts managed by MWV own 99.7% of the outstanding Common Stock, and Mr. Waterfall exercises sole voting and investment authority over that Common Stock. Mr. Waterfall also serves as a director of Darling International, Inc., a publicly reporting company under the Securities Exchange Act of 1934, as amended.

Jeffrey T. Leeds. Mr. Leeds has been the President and a member of the Board of Directors of Elsinore since February 1997. Mr. Leeds resigned from his position as President of Elsinore in December 2000. Since 1993, Mr. Leeds has been President of Leeds Group, Inc., a private investment-banking firm which he co-founded. Mr. Leeds is also a Principal of Advance Capital Management, LLC, a private equity firm which he formed in 1995.

Philip W. Madow. Mr. Madow was appointed as President and as a member of the Board of Directors of Elsinore in December 2000. He has been with the Four Queens for nearly 15 years, and he previously worked with Marriott Corporation. He was appointed as the Four Queens' President and General Manager in December 2000, and is responsible for daily operations. Mr. Madow has served as the Four Queens' Acting General Manager since August 2000. He has served in numerous capacities at the Four Queens including Director of Operations and Administration and Vice President of Hotel Operations since 1983. Mr. Madow has over 24 years of experience in the hospitality and gaming industry.

S. Barton Jacka. Mr. Jacka has been the Secretary, Treasurer and a member of the Board of Directors of Elsinore since February 1997. Mr. Jacka is a gaming consultant and serves as chairman of the gaming compliance committees of several companies licensed by the Nevada Gaming Authorities. From 1993 to 1996, Mr. Jacka was with Bally Gaming, Inc. and Bally Gaming International, Inc., first as Director of Government Affairs and Gaming Compliance and later as Vice President. He held the position of Director of Corporate Gaming Compliance for Bally Manufacturing Corporation and then Bally's Casino Resort from 1987 to 1993. Mr. Jacka retired from the position of Chairman of the Nevada State Gaming Control Board, a position he held from 1985 to 1987, prior to entering the private sector.

Donald A. Hinkle. Mr. Hinkle has served as a director of the Company since October 2000. Mr. Hinkle has 27 years of experience in the gaming industry. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and has held gaming licenses in both Nevada and New Jersey. Since 1999, Mr. Hinkle has been the Director of Finance and Chief Financial Officer for the AVI Hotel and Casino, a Native American resort located in Laughlin, Nevada. From 1986 to 1998 he held executive finance positions with Bally's Park Place, Atlantic City; Bally's Grand, Atlantic City; the Dunes Hotel/Casino and Country Club, Las Vegas; and Bally Systems in Reno, Nevada. He began his gaming career with the Las Vegas Hilton holding various accounting positions from 1976 to 1985.

Jake S. Vanderlei. Mr. Vanderlei joined the Four Queens in January 2000 and serves as the Executive Director of Casino Operations. Mr. Vanderlei is resonsible for all gaming operations including slots, table games and keno. His background in gaming includes casino operations as well as sales. Mr. Vanderlei has over 11 years of gaming experience. From 1998-1999 he held the position of Sales Account Executive with Silicon Gaming in Nevada, and from 1994-1998 he held the position of Director of Casino Operations with Casino Magic in Mississippi.

Gina L. Contner. Ms. Contner joined the Four Queens in 1996 and serves as the Executive Director of Finance. Ms. Contner has 14 years experience in the gaming industry. From 1993-1996, she held the position of Financial Controller for the Riviera Hotel and Casino in Las Vegas, and from 1989-1993 she held the position of Asst. Financial Controller for the Riviera. Ms. Contner earned her Bachelor of Science in Business Administration-Accounting, from the University of Nevada, Las Vegas.

Douglas M. Hoppe. Mr. Hoppe joined the Four Queens in November 2000 as the Executive Director of Marketing and is responsible for all advertising, sales and marketing efforts. Mr. Hoppe is a twelve-year veteran of the gaming industry. He previously held marketing and slot management positions with Sam's Town Gambling Hall and Casino in Las Vegas from 1997-2000 and Ameristar Casino in Coucil Bluffs, Iowa from 1996-1997.

There are no family relationships between any director and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with.

Item 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation paid by the Company to each person who served as Chief Executive Officer during any part of the year ended December 31, 2000. No person who held any other executive officer position during any part of 2000 received a total annual salary and bonus in excess of $100,000 in such year.

                                                                       Long Term
                                                                    Compensation
                                                                          Awards
                                                                  ------------
                               Annual Compensation                 Securities    All Other
Name and Principal         -------------------------------------   Underlying   Compensation
Position                   Year  Salary ($)  Bonus($)   Other($)   Options (#)      ($)
-------------------------  ----  ----------  --------   --------  -----------  ------------
Jeffrey T. Leeds           2000    37,000      -0-       -0-           -0-              -0-
  President and Chief      1999    39,000      -0-       -0-           -0-              -0-
  Executive Officer(1)     1998    47,000      -0-       -0-           -0-              -0-

Philip W. Madow            2000   145,000     23,500      *            -0-              -0-
  President(2)

Jake S. Vanderlei          2000   100,000      -0-        *            -0-              -0-
  Executive Director of
  Casino Operations,
  Four Queens

Gina L. Contner            2000    96,000     22,500      *            -0-           18,500(3)
  Executive Director of
  Finance, Four Queens



*Amount did not exceed the lessor of $50,000 or 10% of annual salary and bonus.
(1) Mr. Leeds assumed his positions on the Plan Effective Date and resigned his officer positions effective December 5, 2000.
(2)   Mr. Madow assumed his position on December 5, 2000.
(3) Ms. Contner received a one-time bonus in connection with the settlement between the PSELP and the Band.

Stock Options and Similar Rights.

The Company did not grant any stock options or stock appreciation rights (collectively, "Stock Rights") during 2000 nor were any Stock Rights exercised in 2000. As of the Plan Effective Date, all previously outstanding Stock Rights were canceled.Compensation of Directors.

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

Employment Agreements.

Philip W. Madow, Jake S. Vanderlei and Gina L. Contner ("Executives(s)") have employment agreements with the Four Queens.

Under the employment agreements, which were effective on January 1, 2001, the Executive(s) shall be employed by the Four Queens for a period of one year. The agreement may be renewed annually by Elsinore's Board of Directors. Executive(s) may terminate the agreements at any time without cause by giving the Four Queens two weeks written notice of such termination. The Four Queens may terminate the agreements at any time without cause by giving Executive(s) written notice. If the Four Queens terminates Executive(s) employment without cause, the Four Queens shall pay Exectuive(s) one year salary and COBRA benefits for a period of one year. In the event of a change in ownership or control, the Executive(s) shall have the option to elect to be employed with the entity or person having acquired such control or terminate the employement agreement. In the event the Executive(s) terminates the employment agreement, Executive(s) shall be entitled to one year's base salary. "Change of ownership or control" means that all or substantially all of the assets of the Four Queens are directly or through transfer of equity interest transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceases to own directly or indirectly substantially all equity interests in the Four Queens Hotel and Casino; (2) the Four Queens sells 51% or more of the assets of the Four Queens Hotel and Casino; or (3) Elsinore ceases to own directly or indirectly at least 51% of all outstanding shares of Four Queens. Mr. Madow's current base salary is $210,000, Mr. Vanderlei's current base salary is $125,000, and Ms. Contner's current base salary is $100,000.
Incentive Bonus Plan.

Effective January 1, 2001, the Board of Directors of the Company approved an incentive bonus plan for approximately 30 senior employees of the Four Queens Casino ("Bonus Plan"). The Bonus Plan provides that if certain targeted earnings are met, a corresponding amount will be credited towards a bonus pool. Bonuses are expected to be paid, following annual audited results, in March of the succeeding year. The distribution of the bonus pool is discretionary.

Deferred Compensation Plan.

Effective January 1, 2001, the Board of Directors of the Company approved a Deferred Compensation Plan for the Four Queens. Participation is limited to Mr. Madow, Mr. Vanderlei, Ms. Contner and Mr. Hoppe. The Deferred Compensation Plan provides that, upon election, the participant may defer up to 100% of participant's annual base salary per year. The Company will match $1, for each $1 deferred, up to 10% of the participant's annual base salary.

Compensation Committee Interlocks and Insider Participation.

The Company did not have a compensation committee in 2000. The full Board of Directors has made all decisions regarding executive officer compensation. Messrs. Leeds and Jacka receive compensation as executive officers and are members of the Board of Directors.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

As of December 31, 2000, the Company had two classes of voting securities, Common Stock and Series A Convertible Preferred Stock. Series A Convertible Preferred Stock votes on an as-converted basis except with respect to the election of directors for which each share is entitled to one vote. As of December 31, 2000, the beneficial ownership of Common Stock by each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Series A Convertible Preferred Stock, is as follows:



                                  Common Stock
                                  ------------
                                              Amount and Nature of    Percent
Name and Address of Beneficial Owner         Beneficial Ownership(1)  of Class
------------------------------------         -----------------------  --------
John C. "Bruce" Waterfall, who exercises voting
and investment authority over the Common Stock
owned by the MWV Accounts, as follows (2)(3)(4):
  Betje Partners                                   4,278,690.06         46.1%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations   14,836,328.84         77.6
  Morgens Waterfall Income Partners, L.P.          2,604,280.86         34.3
  MWV Employee Retirement Plan Group Trust           879,022.60         15.1
  MWV International, Ltd.                          3,898,515.00         78.1
  Phoenix Partners, L.P.                          12,276,868.62         71.1
  Restart Partners, L.P.                          10,273,330.56         67.3
  Restart Partners II, L.P.                       19,677,499.86         79.8
  Restart Partners III, L.P.                      16,089,026.04         76.3
  Restart Partners IV, L.P.                       10,135,926.78         67.0
  Restart Partners V, L.P.                         2,696,949.78         35.1
                                             -----------------------  --------
                  Total                           97,646,439.00         99.6%
                                             =======================  ========

                                 Preferred Stock
                                 ---------------
                                              Amount and Nature of    Percent
Name and Address of Beneficial Owner         Beneficial Ownership(1)  of Class
------------------------------------         -----------------------  --------
John C. "Bruce" Waterfall, who exercises voting
and investment authority over the Common Stock
owned by the MWV Accounts, as follows (2)(3)(4):

Betje Partners                                     2,300,371.00          4.6%
Endowment Prime, L.L.C. (f/k/a)
 The Common Fund for Non-Profit Organizations      7,596,894.00         15.2
Morgens Waterfall Income Partners, L.P.            1,400,151.00          2.8
MWV Employee Retirement Plan Group Trust             450,110.00          0.9
MWV International, Ltd.                                  --               *
Phoenix Partners, L.P.                             6,600,467.00         13.2
Restart Partners, L.P.                             5,523,296.00         11.0
Restart Partners II, L.P.                         10,579,301.00         21.2
Restart Partners III, L.P.                         8,650,014.00         17.3
Restart Partners IV, L.P.                          5,449,423.00         10.9
Restart Partners V, L.P.                           1,449,973.00          2.9
                                             -----------------------  --------
                Total                             50,000,000.00        100.0%
                                             =======================  ========

*Less than 1% of the outstanding shares

(1) The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission and are based on 4,993,965 shares of Common Stock and 50,000,000 shares of Preferred Stock, which are convertible into 93,000,000 shares of Common Stock outstanding as of March 26, 2001.

(2) The address for Mr. Waterfall and each of the MWV Accounts is 10 East 50th Street, New York, New York 10022.

(3) The Common Stock table represents shares on an as-converted basis and the Preferred Stock table represents preferred shares. Pursuant to agreements and undertakings with the Board and the Commission which were required in order for the Plan to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to Common Stock owned by the MWV Accounts. MWV and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant Exchange Act rules, they could also be deemed the beneficial owners of Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of Common Stock, expressed in number of shares, on an as-converted basis, and percent of the class, to MWV and those affiliates is as follows: MWV- 9,056,227.66 (89.6%); Endowment Prime, L.L.C. - 14,836,328.84(77.6%); MW Capital, L.L.C. -
2,604,280.86 (34.3%); MW Management, L.L.C. - 12,276,868.62(71.1%); Prime Group,
L.P. - 10,273,330.56(67.3%); Prime Group II, L.P. - 19,677,499.86 (79.8%); Prime
Group III, L.P. - 16,089,026.04 (76.3%); Prime Group IV, L.P. - 10,135,926.78
(67.0%); and Prime Group V, L.P. - 2,696,949.78 (35.1%). The possible attribution of ownership of Preferred Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV-2,750,481.00 (5.5%); Endowment Prime, L.L.C. - 7,596,894.00(15.2%); MW Capital,
L.L.C. 1,400,151.00 (2.8%); MW Management, L.L.C. - 6,600,467.00(13.2%); Prime
Group, L.P. - 5,523,296.00 (11.0%); Prime Group II, L.P. - 10,579,301.00
(21.2%); Prime Group III, L.P. - 8,650,014.00 (17.3%); Prime Group IV, L.P. -
5,449,423.00 (10.9%); and Prime Group V, L.P. - 1,449,973.00 (2.9%). In view of
Mr. Waterfall's possession of sole voting and investment power over the Common Stock and Preferred Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of Common Stock and Preferred Stock.

(4) The Company has relied on information provided by the MWV Accounts for beneficial ownership allocation.

Security Ownership of Management.

As of February 6, 2000, the beneficial ownership of Common Stock and Preferred Stock by each of Elsinore's directors and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:


                                                Amount and Nature of    Percent
Title of Class    Name of Beneficial Owner      Beneficial Ownership    of Class
--------------    ------------------------      --------------------    --------
Common Stock      John C. "Bruce" Waterfall,        97,646,440 (2)        99.7%
                  Chairman of the Board (1)

                  Philip W. Madow,
                  President and Director                   -0-             0.0

                  S. Barton Jacka,
                  Secretary, Treasurer and
                  Director                                 -0-             0.0

                  Jeffrey T. Leeds, Director               -0-             0.0

                  Donald A. Hinkle, Director               -0-             0.0

                  Jake S. Vanderlei,
                  Executive Director of Casino
                  Operations, Four Queens                  -0-             0.0

                  Gina L. Contner,
                  Executive Director of Finance,
                  Four Queens                              -0-             0.0


Common Stock      Directors and executive           97,646,440 (2)        99.7
                  officers as a group (7 persons)

Series A          John C. "Bruce" Waterfall,        50,000,000           100.0
Convertible       Chairman of the Board (1)
Preferred

Series A          Directors and executive           50,000,000           100.0
Convertible       officers as a group (7 persons)
Preferred

     (1) See note (3) to the table on page 58.

     (2) See note (1) to the table on page 58 discussing beneficial owners of more than 5% of the outstanding Common Stock for information regarding Mr. Waterfall's beneficial ownership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Waterfall, our Chairman of the Board, was the President and a principal shareholder of MWV, which manages the MWV Accounts, from December 31, 1999 until December 5, 2000. Pursuant to the Recapitalization, the MWV Accounts have beneficially owned 99.7% of the Common Stock and $11,104,000 principal amount of the New Mortgage Notes. See Item 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation.

As discussed in Item 1. BUSINESS-The Four Queens Casino, RGME, a subsidiary of Riviera, managed the Four Queens Casino under a management arrangement. In connection with RGME's management, RGME's principal officer also served, at the request of Elsinore, as the sole director and officer of Four Queens on a non-salaried basis and was excluded from performing policy-making functions for Elsinore. As a result of the termination of the Management Arrangement between the Company and RGME on December 31, 1999, Mr. Waterfall, assumed the positions of sole director and officer of the Four Queens. Mr. Waterfall held his positions until December 5, 2000, when the Company elected Philip W. Madow as sole director and officer of the Four Queens. Mr. Madow was also appointed as President and Director of Company on December 5, 2000. In addition, as discussed in Item 1. BUSINESS - Agreement and Plan of Merger, the Riviera was also a party to an agreement with R&E providing for the Riviera Merger. Effectiveness of the Riviera Merger was a condition precedent to consummation of the Merger. Upon consummation of the Merger, RGME would have been entitled to certain payments under the Management Arrangement as discussed in Item 1. BUSINESS - The Four Queens Casino.

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

         10.6* Lease Agreement, dated April 25, 1972, by and between Bank of Nevada and Leon H. Rockwell, Jr., as Trustees and
                  Four Queens, Inc. [10.6](1)

         10.7* Lease, dated January 1, 1978, between Finley Company and Elsinore Corporation [10.7](1)

         10.8* Ground Lease, dated October 25, 1983, between Julia E. Albers, Otto J. Westlake, Guardian, and Four Queens, Inc. [10.8](1)

         10.9* Ground Lease, dated October 25, 1983, between Katherine M. Purkiss and Four Queens, Inc. [10.9](1)

         10.10* Ground Lease, dated October 25, 1983, by and between Otto J. Westlake and Four Queens, Inc. [10.10](2)

         10.11* Indenture of Lease, dated March 28, 1984, by and between the City of Las Vegas and Four Queens, Inc. [10.11](1)

         10.12* Lease Indenture, dated May 1, 1970, by and between Thomas L. Carroll, et al. and Four Queens, Inc. [10.12](1)

         10.13* Memorandum Lease, dated January 26, 1973, by and between President and Board of Trustees of Santa Clara College and Four Queens, Inc. [10.13](1)

         10.14* Agreement, dated April 29, 1992, by and among Four Queens, Inc., Jeanne Hood, Edward M. Fasulo and Richard A. LeVasseur [10.28](1)

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

         10.36* Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated August 1, 1997 [10.37](9)

         10.37* Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera Gaming Management Corp.-Elsinore [10.38](9)

         10.38* Assignment by Richard A. LeVasseur to Four Queens, Inc. dated July 14, 1992 [10.39](9)

         10.39* First Supplemental Amended and Restated Indenture by and among Elsinore Corporation, the guarantors named therein and First Trust National Association, as trustee, dated as of September 18, 1997 [10.40](9)

         10.40    Intentionally omitted

         10.41    Intentionally omitted

         10.42* Capital Contribution Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.46] (13)

         10.43* First Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Putnam Diversified Income Trust, Putnam High Income Convertible and Bond Fund, Putnam Master Intermediate Income Trust, Putnam Managed High Yield Trust, and Putnam Manager Trust - PCM Diversified Income Fund), dated as of September 29, 1998 [10.46](13)

         10.44* Second Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Paul Voigt, BEA Income Fund, and BEA Strategic Global Income Fund), dated as of September 29, 1997. [10.48] (13)

         10.45* Exchange Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.49] (14)

         10.46* Second Supplemental Indenture among Elsinore Corporation, the guarantors (Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership), and U.S. Bank Trust National Association, dated as of September
                  29, 1998 [10.50] (14)

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

        10.55* Waiver of Compliance dated November 12, 1998 under the Amended and Restated Indenture dated as of March 3, 1997 [10.55](16)

        10.56* Waiver of Compliance dated February 22, 2000 under Amended and Restated Indenture dated as of March 3, 1997 [10.56] (17)

        10.57* Release and Settlement Agreement by and among Palm Springs East, Limited Partnership and the 29 Palms Band of Mission Indians dated October 5, 2000[10.57] (18)

        10.58*    Third Supplemental Indenture dated October 31, 2000
                  [10.58] (19)

        10.59     Waiver of Compliance dated January 18, 2001

        10.60 Executive Employment Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 30, 2001

        10.61 Executive Employment Agreement by and between Four Queens, Inc. and Jake S. Vanderlei dated January 30, 2001

        10.62 Executive Employment Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 30, 2001

        10.63 Deferred Compensation Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 20, 2001

        10.64 Deferred Compensation Agreement by and between Four Queens, Inc. and Jake S. Vanderlei dated January 20, 2001

        10.65 Deferred Compensation Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 20, 2001

         21.1     Subsidiaries of Elsinore Corporation

*Previously filed with the Securities and Exchange Commission as an exhibit to the document shown below under the Exhibit Number indicated in brackets and incorporated herein by reference and made a part hereof:

     (1) Annual Report on Form 10-K for the year ended December 31, 1992 (Securities and Exchange Commission File Number 1-7831)
     (2)   Current Report on Form 8-K dated October 19, 1993
     (3)   Annual Report on Form 10-K for the year ended December 31, 1993
     (4)   Current Report on Form 8-K dated November 7, 1995
     (5)   Current Report on Form 8-K dated August 8, 1996
     (6)   Current Report on Form 8-K dated March 14, 1997
     (7)   Quarterly Report on Form 10-Q for the three months ended
           March 31, 1997
     (8)   Quarterly Report on Form 10-Q for the six months ended June 30, 1997
     (9)   Quarterly Report on Form 10-Q for the nine months ended
           September 30, 1997
     (10)  Current Report on Form 8-K dated March 24, 1998
     (11) Quarterly Report on Form 10-Q for the six months ended June 30, 1998
     (12) Quarterly Report on Form 10-Q for the nine months ended
           September 30, 1998
     (13) Current Report on Form 8-K dated October 13, 1998 (14) Current Report on Form 8-K dated October 13, 1998 (15) Annual Report on Form 10-K for year end December 31, 1997 (16) Annual Report on Form 10-K for year end December 31, 1998 (17) Annual Report on Form 10-K for year end December 31, 1999
     (18) Current Report on Form 8-K dated October 26, 2000
     (19)  Quarterly Report on Form 10Q for the nine months ended September 2000

(a) Exhibits, other than those incorporated by reference as listed in Item 14(a)(3), appear after the signature page of this report.

(b)      Current Report on Form 8-K


(1) Current report on Form 8-K was filed on October 26, 2000, relating to a release and settlement agreement with the 29 Palms Band of Mission Indians regarding the settlement of a promissory note owed by the Tribe to PSELP.

(2) Current report on Form 8-K was filed on December 13, 2000, relating to the appointment of Mr. Philip W. Madow as president and director of Elsinore Corporation.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELSINORE CORPORATION
                                            (Registrant)


                                            By:   /s/ Phlip W. Madow
                                                -----------------------
                                            PHILIP W. MADOW, President


                                            By:   /s/ Gina L. Contner
                                                -----------------------
                                            GINA L. CONTNER, Principal Financial
                                            and Accounting Officer

Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 29, 2001.


                                    /s/ Philip W. Madow
----------------------------------  ----------------------
John C. "Bruce" Waterfall           Philip W. Madow
Chairman of the Board of Directors  President


/s/ S. Barton Jacka                 /s/ Jeffrey T. Leeds
----------------------------------  ----------------------
S. Barton Jacka                     Jeffrey T. Leeds
Secretary, Treasurer and Director   Director



/s/ Donald A. Hinkle
----------------------------------
Donald A. Hinkle
Director




                                  EXHIBIT 21.1

                      SUBSIDIARIES OF ELSINORE CORPORATION
                                 AS OF 12/31/00
                                 --------------

                                    STATE OF
                                 CORPORATION OR
           NAME                  ORGANIZATION                 D.B.A.
----------------------------    --------------      ---------------------------
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

ELSINORE OF NEW JERSEY, INC.        NEW JERSEY      ELSINORE OF NEW JERSEY, INC.

ELSINORE OF ATLANTIC CITY,          NEW JERSEY      ELSINORE OF ATLANTIC CITY,
  L.P.                                                L.P.

ELSINORE SHORE ASSOCIATES           NEW JERSEY      ELSINORE SHORE ASSOCIATES

ELSINORE FINANCE COMPANY            NEW JERSEY      ELSINORE FINANCE COMPANY





                                  EXHIBIT 10.59

                  MORGENS, WATERFALL, VINTIADIS & COMPANY, INC.

                              WAIVER OF COMPLIANCE


January 18, 2001

To:      Elsinore Corporation
         202 Fremont Street
         Las Vegas, Nevada 89101
         Attn:  Gina L. Contner

Re:      12.83% Notes due 2003 of Elsinore Corporation
         CUSIP No. 290308AD7
         In the Original Principal Amount of $11,104,000

Reference is made to that certain Amended and Restated Indenture dated as of March 3, 1997, as amended by that certain First Supplemental Amended and Restated Indenture dated as of September 18, 1997, that certain Second Supplemental Amended and Restated Indenture dated as of September 29, 1998, and that certain Third Supplemental Amended and Restated Indenture dated as of October 31, 2000 (as so amended, the "Indenture"), by and among Elsinore Corporation (the "Company"), the guarantors named therein, and U.S. Bank Trust National Association, as trustee (the "Trustee"), regarding the 12.83% Notes due 2003 of the Company, in original aggregate principal amount of $11,104,000 (the "Notes").

The undersigned hereby:

(i) certifies that it is the beneficial holder of the above referenced Notes (the "Noteholder"), in the original aggregate principal amount of $11,104,000 (the "Principal Amount"), which Principal Amount is, on the date hereof, on deposit in the account of Morgan Stanley & Co., Inc. ("Morgan Stanley") with the Depository Trust Company ("DTC");

(ii) pursuant to Sections 7.12 and 10.2 of the Indenture, waives compliance by the Company, as of December 31, 2000, with Section 5.3(2)(u) of the Indenture pertaining to limitations on restricted payments (the "Restricted Payments"); and

(iii) in connection with such waiver, agrees to take no action with respect to the Principal Amount, including, but not limited to, providing or requesting (or instructing Morgan Stanley or DTC to do the same) the Trustee to provide a notice of any Default based upon the Ratio under Section 7.1(4) of the Indenture, prior to March 30, 2001.

This waiver shall be effective upon delivery to the Company. All capitalized words not defined herein are used as defined in the Indenture.

                                                     Sincerely

                                                     /s/ Joann McNiff
                                                     ---------------------
                                                     Joann McNiff


                                  EXHIBIT 10.60

                         EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Executive Agreement") is made and entered into as of the 1st day of January, 2001 by and between Four Queens, Inc., a Nevada corporation and wholly-owned subsidiary of Elsinore Corporation ("Elsinore"), with its principal offices located at 202 Fremont Street, Las Vegas, Nevada 89101 (hereinafter referred to as the "COMPANY"), and Philip W. Madow (hereinafter referred to as "EXECUTIVE").

WHEREAS, EXECUTIVE possesses considerable knowledge and expertise relating to the management of gaming properties and hotels and casinos; and

WHEREAS, the COMPANY desires to avail itself of such knowledge and expertise by employing EXECUTIVE, and EXECUTIVE desires to accept such employment with the COMPANY, under the terms and conditions hereinafter stated in this Executive Agreement;

NOW, THEREFORE, in consideration of EXECUTIVE'S employment with the COMPANY, the mutual covenants and obligations hereinafter set forth, and for other good and valuable consideration, the receipt and value of which is hereby acknowledged, the parties agree as follows:

SECTION 1.        Term of Executive Agreement

EXECUTIVE'S employment with the COMPANY under this Executive Agreement commenced on January 1, 2001 and shall continue until the close of business on December 31, 2001, unless terminated earlier as provided herein. The Term of this Executive Agreement may be renewed annually by the COMPANY's sole shareholder, Elsinore's Board of Directors. If Elsinore's Board of Directors fails to renew this Executive Agreement during any annual review, the term shall be automatically extended for twelve (12) additional months on the same terms and conditions and shall terminate on December 31st of the following year, unless terminated earlier as provided herein. "Term" is defined to mean the current term of the Executive Agreement or any subsequent term approved by Elsinore's Board of Directors.

SECTION 2.        Duties of Employee

2.1 Throughout the term of this Executive Agreement, EXECUTIVE shall be employed as President and General Manager for the Four Queens Hotel & Casino. EXECUTIVE agrees to devote his full time efforts to his position with the COMPANY.

2.2 EXECUTIVE agrees to observe and comply with the rules and regulations as adopted by the COMPANY, either orally or in writing, regarding performance of his duties. The Board of Directors of Elsinore shall have the power to direct, control and supervise the manner of and the time in which EXECUTIVE shall perform his duties for the COMPANY.

2.3 EXECUTIVE agrees that he will, at all times faithfully and industriously and to the best of his ability, experience and talents, perform all of the duties that may be required under this Executive Agreement. Such duties shall be rendered primarily at the office of the COMPANY in Las Vegas, Nevada; although EXECUTIVE may be required to travel at the sole expense of the COMPANY to such places as may be required to conduct business on behalf of the COMPANY. However, such travel must be at reasonable times, and shall be required in such a way as not to impose a burden upon EXECUTIVE.

SECTION 3.        Compensation

3.1       Base Salary:
During the term of this Executive Agreement, EXECUTIVE shall receive from the COMPANY an annual base salary of Two Hundred Ten Thousand Dollars ($210,000.00) ("Base Salary"), less legally required deductions, payable in biweekly installments, or at any other intervals mutually agreed upon in writing by the parties. Such Base Salary shall be reviewed no less than annually for increase at the discretion of the COMPANY.

3.2.     Other Compensation:
EXECUTIVE may receive, in addition to his base salary, other compensation pursuant to incentive and/or bonus programs which the COMPANY may, in its sole discretion, establish from time to time.



3.3.     Other Benefits.
EXECUTIVE shall be permitted during the Term, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program (collectively "Health Benefits"), deferred compensation plan, or pension plan or similar benefit plan of the COMPANY, which may be available generally to other senior executives and managers of the COMPANY.

3.4      Business and Travel Expenses:
Subject to such policies applicable to senior executives generally, as may from time to time be established by the Board of Directors, the COMPANY shall pay or reimburse the EXECUTIVE for all reasonable expenses actually incurred or paid by the EXECUTIVE during the Term in the performance of EXECUTIVE'S services under the Agreement, upon presentation of expense statements or vouchers or such other supporting information as it may require.

3.5      Vacation:
The EXECUTIVE shall be entitled to four weeks of vacation per each twelve-month period following the EXECUTIVE'S anniversary date. The EXECUTIVE will accrue at a rate of 1 2/3 day per month. The EXECUTIVE may carry forward up to all unused vacation accrued in the twelve-month period to the next twelve-month period if approved in writing by the Secretary of Elsinore.

SECTION 4:        Illness or Disability of Employee
If during the Term, the EXECUTIVE becomes physically or mentally disabled, whether totally or partially, so that the EXECUTIVE is unable to substantially perform his services thereunder for (a) a period of three consecutive months or
(b) for shorter periods aggregating 100 days during any twelve month period the COMPANY may at any time after the last day of the three consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of 100 days, by written notice to the EXECUTIVE, terminate the Term of the EXECUTIVE'S employment thereunder.

SECTION 5:        Termination of Executive Agreement
This Executive Agreement may be terminated before the expiration date set forth in Section 1 of this Executive Agreement as follows:

5.1      Termination Without Cause:
a) EXECUTIVE may terminate this Executive Agreement at any time without cause by giving the COMPANY two weeks written notice of such termination. Upon such termination, the COMPANY shall have no further obligations to the EXECUTIVE; provided however, that if the EXECUTIVE provides two weeks written notice, the EXECUTIVE shall be entitled to payment for any earned and accrued but unused vacation.

b) The COMPANY may terminate this Executive Agreement at any time without cause by giving the EXECUTIVE written notice. If the COMPANY terminates the EXECUTIVE'S employment without cause, COMPANY shall pay EXECUTIVE one (1) year salary, less standard withholdings and deductions, payable in biweekly installments. COMPANY shall also pay for EXECUTIVE's COBRA benefits for a period of one (1) year. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the date of notice of termination.

5.2      Termination For Cause:
The COMPANY may, at any time, immediately terminate this Executive Agreement and all of its obligations hereunder for cause by giving EXECUTIVE written notice of the termination. The term "for cause" shall mean any one or more of the following: (i) EXECUTIVE'S material breach of this Executive Agreement; (ii) EXECUTIVE'S negligent or willful misperformance of his duties; (iii) EXECUTIVE'S conviction of a felony or any other crime involving moral turpitude or dishonesty which, in the good faith opinion of the COMPANY would impair EXECUTIVE'S ability to perform his duties or harm the COMPANY'S business reputation; (iv) EXECUTIVE'S failure or refusal to comply with the COMPANY policies, standards or regulations; (v) EXECUTIVE'S unauthorized disclosure of the COMPANY'S or Elsinore's trade secrets and/or other confidential business information or (vi) EXECUTIVE'S failure to obtain or maintain licensure or approval from the Nevada State Gaming Control Board or any other licensing or regulatory agency. The COMPANY, in its sole discretion, shall decide whether the "for cause" definition has been satisfied.


5.3      Termination by Non-Renewal of Executive Agreement
In the event this Executive Agreement expires at the end of the Term without renewal by Elsinore's Board of Directors and EXECUTIVE was not terminated until after the beginning of the next calendar year, EXECUTIVE shall be entitled to the Base Salary, less standard withholdings and deductions, payable in biweekly installments, for the remainder of said calendar year. COMPANY shall pay for EXECUTIVE's COBRA benefits for that same period. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the expiration of the Term.

5.4      Termination Upon Disability
If this Executive Agreement is terminated as a result of EXECUTIVE's disability, as determined under Section 4, COMPANY will pay EXECUTIVE his Base Salary through the remainder of the Term.

5.5      Termination by Change of Ownership or Control
In the event of a change in ownership or control of COMPANY as hereinafter defined. EXECUTIVE shall have two options: (1) elect to be employed with the entity or person having acquired such control; or (2) terminate this Executive Employment Agreement. In the event EXECUTIVE accepts the second option, EXECUTIVE shall be entitled to one (1) year's Base Salary, less standard withholdings and deductions, payable in biweekly installments. EXECUTIVE must exercise either of the two foregoing options by the time the change in control or ownership becomes effective.

For purposes of this Agreement, a "Change of Ownership or Control" shall mean the following: all or substantially all of the assets of the COMPANY are directly or through transfer of equity interests transferred or otherwise disposed of in one or a series of related transactions after which (1) the COMPANY ceases to own directly or indirectly substantially all equity interests of in Four Queens Hotel and Casino; (2) the COMPANY sells fifty-one percent (51%) or more of the assets of Four Queens Hotel and Casino; or (3) Elsinore ceases to own directly or indirectly at least fifty-one percent (51%) of all outstanding shares of COMPANY. For purposes of the Executive Agreement, the parties understand and agree that any transfer of ownership between or among funds managed by Morgens, Waterfall, Vintiadis & the COMPANY, Inc. shall not constitute a "Change of Ownership or Control."

5.6      Termination by Death:
If the EXECUTIVE dies during the Term, this Agreement shall terminate and the COMPANY shall have no further obligations under this Agreement.

SECTION 6.        Records Of The COMPANY
EXECUTIVE acknowledges and agrees that all books, records, reports, accounts, documents or other information of any kind relating in any manner to the COMPANY'S business or to any clients, customers, suppliers, distributors or third parties doing business with the COMPANY, whether prepared or paid for by EXECUTIVE or otherwise, coming into EXECUTIVE'S possession, shall be the exclusive property of the COMPANY and shall be returned immediately to the COMPANY upon termination of employment for any reason, or at the COMPANY'S request at any time.

SECTION 7.        Notice
Any notices hereunder shall be in writing and shall be effective upon personal delivery or five (5) days after deposit in the U.S. mail, registered or certified, return receipt requested, postage prepaid, addressed to the parties at the following addresses or to such other address(es) as the party to receive such notice shall designate in writing:

If to EXECUTIVE:     PHILIP W. MADOW


If to the COMPANY:   ELSINORE CORPORATION
                     Attn: Assistant Secretary or Chairman of the Board
                     202 Fremont Street
                     Las Vegas, Nevada 89101

SECTION 8.        Governing Law
This Executive Agreement shall be governed by, interpreted under, and construed and enforced in accordance with the laws of the State of Nevada, without regard to its principles of conflicts of laws. The exclusive forum for adjudication of any matter pertaining to this Executive Agreement shall be the federal and state courts located in Clark County, Nevada.

SECTION 9.        Severability
If any clause or provision of this Executive Agreement is adjudged invalid or unenforceable by any court of competent jurisdiction or by operation of any applicable law, it shall not affect the validity of any other clause or provision, which shall remain in full force and effect. If a court of competent jurisdiction finds that any Sections of this Executive Agreement or any portions thereof are invalid or unenforceable, the court may modify the Sections, or any portion thereof, to make them enforceable.

SECTION 10.       Assignment
The parties agree that in the event of a change of ownership or control, the COMPANY may assign this Executive Agreement to the person or entity acquiring ownership or control should EXECUTIVE elect the first option under section 5.5. EXECUTIVE acknowledges and agrees that the duties and obligations of EXECUTIVE under this Executive Agreement are personal and are not assignable or delegable by the EXECUTIVE.

SECTION 11.       Attorneys' Fees
In the event any lawsuit is commenced in relation to this Executive Agreement, each party to the action shall pay its own attorneys' fees and costs of suit.

SECTION 12.       Confidentiality
The existence of this Executive Agreement and its terms are confidential and shall not be disclosed by EXECUTIVE or the COMPANY, except as may be required pursuant to a Change in Ownership or Control, by law or to enforce the provisions hereof.

SECTION 13.       Waiver
No course of dealing or delay between the parties shall operate as a waiver of the rights of any party to this Executive Agreement. No default, covenant, or condition of this Executive Agreement may be waived other than in writing.

SECTION 14.       Captions and Headings
The Captions and Headings in this Executive Agreement are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Executive Agreement or the intent of any provision herein.

SECTION 15.       Miscellaneous
All references to payment or sums of money in this Executive Agreement shall mean United States currency only.

SECTION 16.       Entire Executive Agreement
The parties acknowledge and agree that this Executive Agreement constitutes the entire understanding and agreement of the parties concerning the subject matter hereof, and supersedes all prior Executive Agreements, both oral and written. It is also understood and agreed by both parties that the terms and provisions of this Executive Agreement are contractual and not merely recital. Both EXECUTIVE and the COMPANY further understand and agree that unless reduced to a writing and signed by both parties, no amendments, revisions, modifications or extensions to this Executive Agreement will be binding and/or enforceable upon either party.

SECTION 17.        Warranty
The Officer of the COMPANY signing this Executive Agreement warrants that he/he is authorized and has the power and authority to sign this Executive Agreement on behalf of the COMPANY.

         DATED this _30th__ day of January, 2001.

                                                 EXECUTIVE EMPLOYEE:
ELSINORE CORPORATION
                                                 Philip W. Madow

By:  /s/ S. Barton Jacka                         /s/Philip W.Madow
     -----------------------                     -----------------------
     S. Barton Jacka                             Philip W. Madow
Its: Secretary/Treasurer




                                  EXHIBIT 10.61

                         EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Executive Agreement") is made and entered into as of the 1st day of January, 2001 by and between Four Queens, Inc., a Nevada corporation and wholly-owned subsidiary of Elsinore Corporation ("Elsinore"), with its principal offices located at 202 Fremont Street, Las Vegas, Nevada 89101 (hereinafter referred to as the "COMPANY"), and Jake S. Vanderlei (hereinafter referred to as "EXECUTIVE").

WHEREAS, EXECUTIVE possesses considerable knowledge and expertise relating to the management of gaming properties and hotels and casinos; and

WHEREAS, the COMPANY desires to avail itself of such knowledge and expertise by employing EXECUTIVE, and EXECUTIVE desires to accept such employment with the COMPANY, under the terms and conditions hereinafter stated in this Executive Agreement;

NOW, THEREFORE, in consideration of EXECUTIVE'S employment with the COMPANY, the mutual covenants and obligations hereinafter set forth, and for other good and valuable consideration, the receipt and value of which is hereby acknowledged, the parties agree as follows:

SECTION 1.        Term of Executive Agreement

EXECUTIVE'S employment with the COMPANY under this Executive Agreement commenced on January 1, 2001 and shall continue until the close of business on December 31, 2001, unless terminated earlier as provided herein. The Term of this Executive Agreement may be renewed annually by the COMPANY's sole shareholder, Elsinore's Board of Directors. If Elsinore's Board of Directors fails to renew this Executive Agreement during any annual review, the term shall be automatically extended for twelve (12) additional months on the same terms and conditions and shall terminate on December 31st of the following year, unless terminated earlier as provided herein. "Term" is defined to mean the current term of the Executive Agreement or any subsequent term approved by Elsinore's Board of Directors.

SECTION 2.        Duties of Employee

2.1 Throughout the term of this Executive Agreement, EXECUTIVE shall be employed as Executive Director of Casino Operations for the Four Queens Hotel & Casino. EXECUTIVE agrees to devote his full time efforts to his position with the COMPANY.

2.2 EXECUTIVE agrees to observe and comply with the rules and regulations as adopted by the COMPANY, either orally or in writing, regarding performance of his duties. The Board of Directors of Elsinore shall have the power to direct, control and supervise the manner of and the time in which EXECUTIVE shall perform his duties for the COMPANY.

2.3 EXECUTIVE agrees that he will, at all times faithfully and industriously and to the best of his ability, experience and talents, perform all of the duties that may be required under this Executive Agreement. Such duties shall be rendered primarily at the office of the COMPANY in Las Vegas, Nevada; although EXECUTIVE may be required to travel at the sole expense of the COMPANY to such places as may be required to conduct business on behalf of the COMPANY. However, such travel must be at reasonable times, and shall be required in such a way as not to impose a burden upon EXECUTIVE.

SECTION 3.        Compensation

3.1      Base Salary:
During the term of this Executive Agreement, EXECUTIVE shall receive from the COMPANY an annual base salary of One Hundred Twenty Five Thousand Dollars ($125,000.00) ("Base Salary"), less legally required deductions, payable in biweekly installments, or at any other intervals mutually agreed upon in writing by the parties. Such Base Salary shall be reviewed no less than annually for increase at the discretion of the COMPANY.

3.2.     Other Compensation:
EXECUTIVE may receive, in addition to his base salary, other compensation pursuant to incentive and/or bonus programs which the COMPANY may, in its sole discretion, establish from time to time.



3.3.     Other Benefits.
EXECUTIVE shall be permitted during the Term, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program (collectively "Health Benefits"), deferred compensation plan, or pension plan or similar benefit plan of the COMPANY, which may be available generally to other senior executives and managers of the COMPANY.

3.4      Business and Travel Expenses:
Subject to such policies applicable to senior executives generally, as may from time to time be established by the Board of Directors, the COMPANY shall pay or reimburse the EXECUTIVE for all reasonable expenses actually incurred or paid by the EXECUTIVE during the Term in the performance of EXECUTIVE'S services under the Agreement, upon presentation of expense statements or vouchers or such other supporting information as it may require.

3.5      Vacation:
The EXECUTIVE shall be entitled to three weeks of vacation per each twelve-month period following the EXECUTIVE'S anniversary date. The EXECUTIVE will accrue at a rate of .83 days per month. The EXECUTIVE may carry forward up to all unused vacation accrued in the twelve-month period to the next twelve-month period if approved in writing by the Secretary of Elsinore.

SECTION 4:        Illness or Disability of Employee
If during the Term, the EXECUTIVE becomes physically or mentally disabled, whether totally or partially, so that the EXECUTIVE is unable to substantially perform his services thereunder for (a) a period of three consecutive months or
(b) for shorter periods aggregating 100 days during any twelve month period the COMPANY may at any time after the last day of the three consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of 100 days, by written notice to the EXECUTIVE, terminate the Term of the EXECUTIVE'S employment thereunder.

SECTION 5:        Termination of Executive Agreement
This Executive Agreement may be terminated before the expiration date set forth in Section 1 of this Executive Agreement as follows:

5.1      Termination Without Cause:
a) EXECUTIVE may terminate this Executive Agreement at any time without cause by giving the COMPANY two weeks written notice of such termination. Upon such termination, the COMPANY shall have no further obligations to the EXECUTIVE; provided however, that if the EXECUTIVE provides two weeks written notice, the EXECUTIVE shall be entitled to payment for any earned and accrued but unused vacation.

b) The COMPANY may terminate this Executive Agreement at any time without cause by giving the EXECUTIVE written notice. If the COMPANY terminates the EXECUTIVE'S employment without cause, COMPANY shall pay EXECUTIVE one (1) year salary, less standard withholdings and deductions, payable in biweekly installments. COMPANY shall also pay for EXECUTIVE's COBRA benefits for a period of one (1) year. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the date of notice of termination.

5.2      Termination For Cause:
The COMPANY may, at any time, immediately terminate this Executive Agreement and all of its obligations hereunder for cause by giving EXECUTIVE written notice of the termination. The term "for cause" shall mean any one or more of the following: (i) EXECUTIVE'S material breach of this Executive Agreement; (ii) EXECUTIVE'S negligent or willful misperformance of his duties; (iii) EXECUTIVE'S conviction of a felony or any other crime involving moral turpitude or dishonesty which, in the good faith opinion of the COMPANY would impair EXECUTIVE'S ability to perform his duties or harm the COMPANY'S business reputation; (iv) EXECUTIVE'S failure or refusal to comply with the COMPANY policies, standards or regulations; (v) EXECUTIVE'S unauthorized disclosure of the COMPANY'S or Elsinore's trade secrets and/or other confidential business information or (vi) EXECUTIVE'S failure to obtain or maintain licensure or approval from the Nevada State Gaming Control Board or any other licensing or regulatory agency. The COMPANY, in its sole discretion, shall decide whether the "for cause" definition has been satisfied.


5.3      Termination by Non-Renewal of Executive Agreement
In the event this Executive Agreement expires at the end of the Term without renewal by Elsinore's Board of Directors and EXECUTIVE was not terminated until after the beginning of the next calendar year, EXECUTIVE shall be entitled to the Base Salary, less standard withholdings and deductions, payable in biweekly installments, for the remainder of said calendar year. COMPANY shall pay for EXECUTIVE's COBRA benefits for that same period. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the expiration of the Term.

5.4      Termination Upon Disability
If this Executive Agreement is terminated as a result of EXECUTIVE's disability, as determined under Section 4, COMPANY will pay EXECUTIVE his Base Salary through the remainder of the Term.

5.5      Termination by Change of Ownership or Control
In the event of a change in ownership or control of COMPANY as hereinafter defined. EXECUTIVE shall have two options: (1) elect to be employed with the entity or person having acquired such control; or (2) terminate this Executive Employment Agreement. In the event EXECUTIVE accepts the second option, EXECUTIVE shall be entitled to one (1) year's Base Salary, less standard withholdings and deductions, payable in biweekly installments. EXECUTIVE must exercise either of the two foregoing options by the time the change in control or ownership becomes effective.

For purposes of this Agreement, a "Change of Ownership or Control" shall mean the following: all or substantially all of the assets of the COMPANY are directly or through transfer of equity interests transferred or otherwise disposed of in one or a series of related transactions after which (1) the COMPANY ceases to own directly or indirectly substantially all equity interests of in Four Queens Hotel and Casino; (2) the COMPANY sells fifty-one percent (51%) or more of the assets of Four Queens Hotel and Casino; or (3) Elsinore ceases to own directly or indirectly at least fifty-one percent (51%) of all outstanding shares of COMPANY. For purposes of the Executive Agreement, the parties understand and agree that any transfer of ownership between or among funds managed by Morgens, Waterfall, Vintiadis & the COMPANY, Inc. shall not constitute a "Change of Ownership or Control."

5.6      Termination by Death:
If the EXECUTIVE dies during the Term, this Agreement shall terminate and the COMPANY shall have no further obligations under this Agreement.

SECTION 6.        Records Of The COMPANY
EXECUTIVE acknowledges and agrees that all books, records, reports, accounts, documents or other information of any kind relating in any manner to the COMPANY'S business or to any clients, customers, suppliers, distributors or third parties doing business with the COMPANY, whether prepared or paid for by EXECUTIVE or otherwise, coming into EXECUTIVE'S possession, shall be the exclusive property of the COMPANY and shall be returned immediately to the COMPANY upon termination of employment for any reason, or at the COMPANY'S request at any time.

SECTION 7.        Notice
Any notices hereunder shall be in writing and shall be effective upon personal delivery or five (5) days after deposit in the U.S. mail, registered or certified, return receipt requested, postage prepaid, addressed to the parties at the following addresses or to such other address(es) as the party to receive such notice shall designate in writing:

If to EXECUTIVE:     JAKE S. VANDERLEI


If to the COMPANY:   ELSINORE CORPORATION
                     Attn: Assistant Secretary or Chairman of the Board
                     202 Fremont Street
                     Las Vegas, Nevada 89101

SECTION 8.        Governing Law
This Executive Agreement shall be governed by, interpreted under, and construed and enforced in accordance with the laws of the State of Nevada, without regard to its principles of conflicts of laws. The exclusive forum for adjudication of any matter pertaining to this Executive Agreement shall be the federal and state courts located in Clark County, Nevada.

SECTION 9.        Severability
If any clause or provision of this Executive Agreement is adjudged invalid or unenforceable by any court of competent jurisdiction or by operation of any applicable law, it shall not affect the validity of any other clause or provision, which shall remain in full force and effect. If a court of competent jurisdiction finds that any Sections of this Executive Agreement or any portions thereof are invalid or unenforceable, the court may modify the Sections, or any portion thereof, to make them enforceable.

SECTION 10.       Assignment
The parties agree that in the event of a change of ownership or control, the COMPANY may assign this Executive Agreement to the person or entity acquiring ownership or control should EXECUTIVE elect the first option under section 5.5. EXECUTIVE acknowledges and agrees that the duties and obligations of EXECUTIVE under this Executive Agreement are personal and are not assignable or delegable by the EXECUTIVE.

SECTION 11.       Attorneys' Fees
In the event any lawsuit is commenced in relation to this Executive Agreement, each party to the action shall pay its own attorneys' fees and costs of suit.

SECTION 12.       Confidentiality
The existence of this Executive Agreement and its terms are confidential and shall not be disclosed by EXECUTIVE or the COMPANY, except as may be required pursuant to a Change in Ownership or Control, by law or to enforce the provisions hereof.

SECTION 13.       Waiver
No course of dealing or delay between the parties shall operate as a waiver of the rights of any party to this Executive Agreement. No default, covenant, or condition of this Executive Agreement may be waived other than in writing.

SECTION 14.       Captions and Headings
The Captions and Headings in this Executive Agreement are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Executive Agreement or the intent of any provision herein.

SECTION 15.       Miscellaneous
All references to payment or sums of money in this Executive Agreement shall mean United States currency only.

SECTION 16.       Entire Executive Agreement
The parties acknowledge and agree that this Executive Agreement constitutes the entire understanding and agreement of the parties concerning the subject matter hereof, and supersedes all prior Executive Agreements, both oral and written. It is also understood and agreed by both parties that the terms and provisions of this Executive Agreement are contractual and not merely recital. Both EXECUTIVE and the COMPANY further understand and agree that unless reduced to a writing and signed by both parties, no amendments, revisions, modifications or extensions to this Executive Agreement will be binding and/or enforceable upon either party.

SECTION 17.        Warranty
The Officer of the COMPANY signing this Executive Agreement warrants that he/he is authorized and has the power and authority to sign this Executive Agreement on behalf of the COMPANY.

         DATED this _30th__ day of January, 2001.

                                                 EXECUTIVE EMPLOYEE:
ELSINORE CORPORATION
                                                 Jake S. Vanderlei

By:  /s/ Philip W. Madow                         /s/Jake S. Vanderlei
     -----------------------                     -----------------------
     Philip W. Madow                             Jake S. Vanderlei
Its: President



                                  EXHIBIT 10.62

                         EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Executive Agreement") is made and entered into as of the 1st day of January, 2001 by and between Four Queens, Inc., a Nevada corporation and wholly-owned subsidiary of Elsinore Corporation ("Elsinore"), with its principal offices located at 202 Fremont Street, Las Vegas, Nevada 89101 (hereinafter referred to as the "COMPANY"), and Gina L. Contner (hereinafter referred to as "EXECUTIVE").

WHEREAS, EXECUTIVE possesses considerable knowledge and expertise relating to the management of gaming properties and hotels and casinos; and

WHEREAS, the COMPANY desires to avail itself of such knowledge and expertise by employing EXECUTIVE, and EXECUTIVE desires to accept such employment with the COMPANY, under the terms and conditions hereinafter stated in this Executive Agreement;

NOW, THEREFORE, in consideration of EXECUTIVE'S employment with the COMPANY, the mutual covenants and obligations hereinafter set forth, and for other good and valuable consideration, the receipt and value of which is hereby acknowledged, the parties agree as follows:

SECTION 1.        Term of Executive Agreement

EXECUTIVE'S employment with the COMPANY under this Executive Agreement commenced on January 1, 2001 and shall continue until the close of business on December 31, 2001, unless terminated earlier as provided herein. The Term of this Executive Agreement may be renewed annually by the COMPANY's sole shareholder, Elsinore's Board of Directors. If Elsinore's Board of Directors fails to renew this Executive Agreement during any annual review, the term shall be automatically extended for twelve (12) additional months on the same terms and conditions and shall terminate on December 31st of the following year, unless terminated earlier as provided herein. "Term" is defined to mean the current term of the Executive Agreement or any subsequent term approved by Elsinore's Board of Directors.

SECTION 2.        Duties of Employee

2.1 Throughout the term of this Executive Agreement, EXECUTIVE shall be employed as Executive Director of Finance for the Four Queens Hotel & Casino. EXECUTIVE agrees to devote his full time efforts to his position with the COMPANY.

2.2 EXECUTIVE agrees to observe and comply with the rules and regulations as adopted by the COMPANY, either orally or in writing, regarding performance of his duties. The Board of Directors of Elsinore shall have the power to direct, control and supervise the manner of and the time in which EXECUTIVE shall perform his duties for the COMPANY.

2.3 EXECUTIVE agrees that he will, at all times faithfully and industriously and to the best of his ability, experience and talents, perform all of the duties that may be required under this Executive Agreement. Such duties shall be rendered primarily at the office of the COMPANY in Las Vegas, Nevada; although EXECUTIVE may be required to travel at the sole expense of the COMPANY to such places as may be required to conduct business on behalf of the COMPANY. However, such travel must be at reasonable times, and shall be required in such a way as not to impose a burden upon EXECUTIVE.

SECTION 3.        Compensation

3.1      Base Salary:
During the term of this Executive Agreement, EXECUTIVE shall receive from the COMPANY an annual base salary of One Hundred Thousand Dollars ($100,000.00) ("Base Salary"), less legally required deductions, payable in biweekly installments, or at any other intervals mutually agreed upon in writing by the parties. Such Base Salary shall be reviewed no less than annually for increase at the discretion of the COMPANY.

3.2.     Other Compensation:
EXECUTIVE may receive, in addition to his base salary, other compensation pursuant to incentive and/or bonus programs which the COMPANY may, in its sole discretion, establish from time to time.



3.3.     Other Benefits.
EXECUTIVE shall be permitted during the Term, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program (collectively "Health Benefits"), deferred compensation plan, or pension plan or similar benefit plan of the COMPANY, which may be available generally to other senior executives and managers of the COMPANY.

3.4      Business and Travel Expenses:
Subject to such policies applicable to senior executives generally, as may from time to time be established by the Board of Directors, the COMPANY shall pay or reimburse the EXECUTIVE for all reasonable expenses actually incurred or paid by the EXECUTIVE during the Term in the performance of EXECUTIVE'S services under the Agreement, upon presentation of expense statements or vouchers or such other supporting information as it may require.

3.5      Vacation:
The EXECUTIVE shall be entitled to four weeks of vacation per each twelve-month period following the EXECUTIVE'S anniversary date. The EXECUTIVE will accrue at a rate of 1 2/3 days per month. The EXECUTIVE may carry forward up to all unused vacation accrued in the twelve-month period to the next twelve-month period if approved in writing by the Secretary of Elsinore.

SECTION 4:        Illness or Disability of Employee
If during the Term, the EXECUTIVE becomes physically or mentally disabled, whether totally or partially, so that the EXECUTIVE is unable to substantially perform his services thereunder for (a) a period of three consecutive months or
(b) for shorter periods aggregating 100 days during any twelve month period the COMPANY may at any time after the last day of the three consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of 100 days, by written notice to the EXECUTIVE, terminate the Term of the EXECUTIVE'S employment thereunder.

SECTION 5:        Termination of Executive Agreement
This Executive Agreement may be terminated before the expiration date set forth in Section 1 of this Executive Agreement as follows:

5.1      Termination Without Cause:
a) EXECUTIVE may terminate this Executive Agreement at any time without cause by giving the COMPANY two weeks written notice of such termination. Upon such termination, the COMPANY shall have no further obligations to the EXECUTIVE; provided however, that if the EXECUTIVE provides two weeks written notice, the EXECUTIVE shall be entitled to payment for any earned and accrued but unused vacation.

b) The COMPANY may terminate this Executive Agreement at any time without cause by giving the EXECUTIVE written notice. If the COMPANY terminates the EXECUTIVE'S employment without cause, COMPANY shall pay EXECUTIVE one (1) year salary, less standard withholdings and deductions, payable in biweekly installments. COMPANY shall also pay for EXECUTIVE's COBRA benefits for a period of one (1) year. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the date of notice of termination.

5.2      Termination For Cause:
The COMPANY may, at any time, immediately terminate this Executive Agreement and all of its obligations hereunder for cause by giving EXECUTIVE written notice of the termination. The term "for cause" shall mean any one or more of the following: (i) EXECUTIVE'S material breach of this Executive Agreement; (ii) EXECUTIVE'S negligent or willful misperformance of his duties; (iii) EXECUTIVE'S conviction of a felony or any other crime involving moral turpitude or dishonesty which, in the good faith opinion of the COMPANY would impair EXECUTIVE'S ability to perform his duties or harm the COMPANY'S business reputation; (iv) EXECUTIVE'S failure or refusal to comply with the COMPANY policies, standards or regulations; (v) EXECUTIVE'S unauthorized disclosure of the COMPANY'S or Elsinore's trade secrets and/or other confidential business information or (vi) EXECUTIVE'S failure to obtain or maintain licensure or approval from the Nevada State Gaming Control Board or any other licensing or regulatory agency. The COMPANY, in its sole discretion, shall decide whether the "for cause" definition has been satisfied.


5.3      Termination by Non-Renewal of Executive Agreement
In the event this Executive Agreement expires at the end of the Term without renewal by Elsinore's Board of Directors and EXECUTIVE was not terminated until after the beginning of the next calendar year, EXECUTIVE shall be entitled to the Base Salary, less standard withholdings and deductions, payable in biweekly installments, for the remainder of said calendar year. COMPANY shall pay for EXECUTIVE's COBRA benefits for that same period. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the expiration of the Term.

5.4      Termination Upon Disability
If this Executive Agreement is terminated as a result of EXECUTIVE's disability, as determined under Section 4, COMPANY will pay EXECUTIVE his Base Salary through the remainder of the Term.

5.5      Termination by Change of Ownership or Control
In the event of a change in ownership or control of COMPANY as hereinafter defined. EXECUTIVE shall have two options: (1) elect to be employed with the entity or person having acquired such control; or (2) terminate this Executive Employment Agreement. In the event EXECUTIVE accepts the second option, EXECUTIVE shall be entitled to one (1) year's Base Salary, less standard withholdings and deductions, payable in biweekly installments. EXECUTIVE must exercise either of the two foregoing options by the time the change in control or ownership becomes effective.

For purposes of this Agreement, a "Change of Ownership or Control" shall mean the following: all or substantially all of the assets of the COMPANY are directly or through transfer of equity interests transferred or otherwise disposed of in one or a series of related transactions after which (1) the COMPANY ceases to own directly or indirectly substantially all equity interests of in Four Queens Hotel and Casino; (2) the COMPANY sells fifty-one percent (51%) or more of the assets of Four Queens Hotel and Casino; or (3) Elsinore ceases to own directly or indirectly at least fifty-one percent (51%) of all outstanding shares of COMPANY. For purposes of the Executive Agreement, the parties understand and agree that any transfer of ownership between or among funds managed by Morgens, Waterfall, Vintiadis & the COMPANY, Inc. shall not constitute a "Change of Ownership or Control."

5.6      Termination by Death:
If the EXECUTIVE dies during the Term, this Agreement shall terminate and the COMPANY shall have no further obligations under this Agreement.

SECTION 6.        Records Of The COMPANY
EXECUTIVE acknowledges and agrees that all books, records, reports, accounts, documents or other information of any kind relating in any manner to the COMPANY'S business or to any clients, customers, suppliers, distributors or third parties doing business with the COMPANY, whether prepared or paid for by EXECUTIVE or otherwise, coming into EXECUTIVE'S possession, shall be the exclusive property of the COMPANY and shall be returned immediately to the COMPANY upon termination of employment for any reason, or at the COMPANY'S request at any time.

SECTION 7.        Notice
Any notices hereunder shall be in writing and shall be effective upon personal delivery or five (5) days after deposit in the U.S. mail, registered or certified, return receipt requested, postage prepaid, addressed to the parties at the following addresses or to such other address(es) as the party to receive such notice shall designate in writing:

If to EXECUTIVE:     GINA L. CONTNER


If to the COMPANY:   ELSINORE CORPORATION
                     Attn: Assistant Secretary or Chairman of the Board
                     202 Fremont Street
                     Las Vegas, Nevada 89101

SECTION 8.        Governing Law
This Executive Agreement shall be governed by, interpreted under, and construed and enforced in accordance with the laws of the State of Nevada, without regard to its principles of conflicts of laws. The exclusive forum for adjudication of any matter pertaining to this Executive Agreement shall be the federal and state courts located in Clark County, Nevada.

SECTION 9.        Severability
If any clause or provision of this Executive Agreement is adjudged invalid or unenforceable by any court of competent jurisdiction or by operation of any applicable law, it shall not affect the validity of any other clause or provision, which shall remain in full force and effect. If a court of competent jurisdiction finds that any Sections of this Executive Agreement or any portions thereof are invalid or unenforceable, the court may modify the Sections, or any portion thereof, to make them enforceable.

SECTION 10.       Assignment
The parties agree that in the event of a change of ownership or control, the COMPANY may assign this Executive Agreement to the person or entity acquiring ownership or control should EXECUTIVE elect the first option under section 5.5. EXECUTIVE acknowledges and agrees that the duties and obligations of EXECUTIVE under this Executive Agreement are personal and are not assignable or delegable by the EXECUTIVE.

SECTION 11.       Attorneys' Fees
In the event any lawsuit is commenced in relation to this Executive Agreement, each party to the action shall pay its own attorneys' fees and costs of suit.

SECTION 12.       Confidentiality
The existence of this Executive Agreement and its terms are confidential and shall not be disclosed by EXECUTIVE or the COMPANY, except as may be required pursuant to a Change in Ownership or Control, by law or to enforce the provisions hereof.

SECTION 13.       Waiver
No course of dealing or delay between the parties shall operate as a waiver of the rights of any party to this Executive Agreement. No default, covenant, or condition of this Executive Agreement may be waived other than in writing.

SECTION 14.       Captions and Headings
The Captions and Headings in this Executive Agreement are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Executive Agreement or the intent of any provision herein.

SECTION 15.       Miscellaneous
All references to payment or sums of money in this Executive Agreement shall mean United States currency only.

SECTION 16.       Entire Executive Agreement
The parties acknowledge and agree that this Executive Agreement constitutes the entire understanding and agreement of the parties concerning the subject matter hereof, and supersedes all prior Executive Agreements, both oral and written. It is also understood and agreed by both parties that the terms and provisions of this Executive Agreement are contractual and not merely recital. Both EXECUTIVE and the COMPANY further understand and agree that unless reduced to a writing and signed by both parties, no amendments, revisions, modifications or extensions to this Executive Agreement will be binding and/or enforceable upon either party.

SECTION 17.        Warranty
The Officer of the COMPANY signing this Executive Agreement warrants that he/he is authorized and has the power and authority to sign this Executive Agreement on behalf of the COMPANY.

         DATED this _30th__ day of January, 2001.

                                                 EXECUTIVE EMPLOYEE:
ELSINORE CORPORATION
                                                 Gina L. Contner

By:  /s/ Philip W. Madow                         /s/Gina L. Contner
     -----------------------                     -----------------------
     Philip W. Madow                             Gina L. Contner
Its: President



                                  EXHIBIT 10.63

                           FOUR QUEENS HOTEL & CASINO
                         DEFERRED COMPENSATION AGREEMENT
                                FOR KEY EMPLOYEES



This Agreement is made on January 20, 2001 between Four Queens, Inc., a Nevada corporation ("the Company") and Philip W. Madow, a Nevada resident (the "Participant"), as follows:

1. Recitals. This Agreement is made with reference to the following recitals of essential facts:

1.1. Participant is a key executive with the Company and is a member of its primary management group.

1.2. Pursuant to the Four Queens Hotel & Casino Deferred Compensation Plan established by the Company (the "Plan"), the Company and the Participant wish to provide for certain deferred compensation payments to the Participant, as set forth in this Agreement. A copy of the Plan is attached hereto and incorporated herein by this reference; provided, however, in the event of any conflict between the provisions of the Plan and this Agreement, this Agreement shall control. The Company and the Participant may have also entered into an employment agreement governing other terms of the Participant's compensation from the Company and nothing contained in this Agreement shall be construed to alter or modify the terms of such employment agreement.


2. Participant's Election to Defer and Agreement to Provide Deferred Compensation. The Company and the Participant acknowledge that nothing contained in this Agreement shall be construed as granting the Participant a right to any compensation from the Company outside of the payments provided herein. The Participant must deliver to the Company a written election (using the form provided for this purpose by the Company) within 30 days of the Effective Date of the Plan (January 1, 2001) to defer a percentage of the Participant's Compensation. Upon receipt of the written election by the Company, the Participant may immediately begin deferring compensation under the Plan through payroll deduction on a bi-weekly basis. The Participant may change their election at any time by written notice to the Company (using the form provided by the Company).

3. Company Contributions. Within 7 business days of the end of a bi-weekly payroll where compensation was deferred, the Company shall make a Company Contribution for the Participant in the amount specified under the Plan. The Participant is immediately eligible to participate under the Plan. If the Participant ceases to be employed as a Key Employee, the Participant shall cease to be entitled to a Company Contribution. Distribution of Company Contributions shall be subject to the vesting schedule set forth in the Plan.

4. Tax Withholding and Other Deductions. Notwithstanding anything in this Agreement to the contrary, the Company shall have the right to reduce any payment due to Participant or the Designated Beneficiary under this Agreement
(a) by income tax withholding, FICA, SUI, FUI, or other applicable payroll withholdings required by the Code or applicable state tax law, and (b) any amounts owed by Participant to the Company for any reason, including without limitation, amounts due to the Company due to Participant's breach of duties as an employee of the Company.

5. Required 401(k) Contribution. A Participant is not required to participate in the Company's 401K Plan.

6. Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Nevada.

7. Restrictions on Alienation of Benefits. None of the payments, benefits or rights of Participant shall be subject to any claim of any creditor, and, in particular, to the fullest extent permitted by law, all such payments, benefits and rights shall be free from attachment, garnishment, trustee's process or any other legal or equitable process available to any creditor of such Participant, spouse or beneficiary. Participant shall have no right to alienate, anticipate, commute, pledge, encumber or assign any of the benefits or payments which Participant may expect to receive, contingently or otherwise, under this Agreement.

8. No Contract of Employment. Nothing contained in this Agreement shall be construed as giving Participant any right to be retained in the service of the Company nor to alter Participant's at-will employment status, which employment may be terminated by the Company at any time, with or without cause, and with or without notice.

9. ERISA Exemption. The parties intend that this Agreement shall be exempt from the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") as being an unfunded arrangement to pay deferred compensation to a select group of management or highly compensated employees of the Company as provided in section 201 of ERISA and Department of Labor Regulation section 2520.104-23. The provisions of this Agreement shall be construed in accordance with this intent.

10. Interpretation of Agreement. The Board of Directors of the Company shall have full authority to interpret, construe and administer the terms and provisions of this Agreement, in their sole discretion, and the Board's decisions shall be final and conclusive. No officer or director of the Company shall be individually liable to Participant with respect to any action taken or omitted to be taken by such officer or director with respect to this Agreement unless attributable to the willful misconduct of such officer or director.

11. Notices. All notices or other communications required or permitted to be given to a party to this Agreement shall be in writing and shall be personally delivered, sent by registered or certified mail, postage prepaid, return receipt requested, or sent by an overnight express courier service that provides written confirmation of delivery, to such party at the following respective address:

     To the Company: 202 Fremont Street, Las Vegas, NV 89101

     To Participant: At the last address shown on the Company's records.

Each such notice or other communication shall be deemed given, delivered and received upon its actual receipt, except that if it is mailed in accordance with this Paragraph, then it shall be deemed given, delivered and received on the delivery date or the date on which delivery is refused by the addressee, in either case, in accordance with the United States Postal Service's return receipt. Any party to this Agreement may give a notice of a change of its address to the other party(ies) to this Agreement.

Four Queens, Inc.


By:  /s/S. Barton Jacka
     -----------------------
     S. Barton Jacka, Director, Elsinore Corporation



By:  /s/Philip W. Madow
     -----------------------
     Philip W. Madow, Participant



                                  EXHIBIT 10.64

                           FOUR QUEENS HOTEL & CASINO
                         DEFERRED COMPENSATION AGREEMENT
                                FOR KEY EMPLOYEES



This Agreement is made on January 20, 2001 between Four Queens, Inc., a Nevada corporation ("the Company") and Jake S. Vanderleiw, a Nevada resident (the "Participant"), as follows:

1. Recitals. This Agreement is made with reference to the following recitals of essential facts:

1.1. Participant is a key executive with the Company and is a member of its primary management group.

1.2. Pursuant to the Four Queens Hotel & Casino Deferred Compensation Plan established by the Company (the "Plan"), the Company and the Participant wish to provide for certain deferred compensation payments to the Participant, as set forth in this Agreement. A copy of the Plan is attached hereto and incorporated herein by this reference; provided, however, in the event of any conflict between the provisions of the Plan and this Agreement, this Agreement shall control. The Company and the Participant may have also entered into an employment agreement governing other terms of the Participant's compensation from the Company and nothing contained in this Agreement shall be construed to alter or modify the terms of such employment agreement.


2. Participant's Election to Defer and Agreement to Provide Deferred Compensation. The Company and the Participant acknowledge that nothing contained in this Agreement shall be construed as granting the Participant a right to any compensation from the Company outside of the payments provided herein. The Participant must deliver to the Company a written election (using the form provided for this purpose by the Company) within 30 days of the Effective Date of the Plan (January 1, 2001) to defer a percentage of the Participant's Compensation. Upon receipt of the written election by the Company, the Participant may immediately begin deferring compensation under the Plan through payroll deduction on a bi-weekly basis. The Participant may change their election at any time by written notice to the Company (using the form provided by the Company).

3. Company Contributions. Within 7 business days of the end of a bi-weekly payroll where compensation was deferred, the Company shall make a Company Contribution for the Participant in the amount specified under the Plan. The Participant is immediately eligible to participate under the Plan. If the Participant ceases to be employed as a Key Employee, the Participant shall cease to be entitled to a Company Contribution. Distribution of Company Contributions shall be subject to the vesting schedule set forth in the Plan.

4. Tax Withholding and Other Deductions. Notwithstanding anything in this Agreement to the contrary, the Company shall have the right to reduce any payment due to Participant or the Designated Beneficiary under this Agreement
(a) by income tax withholding, FICA, SUI, FUI, or other applicable payroll withholdings required by the Code or applicable state tax law, and (b) any amounts owed by Participant to the Company for any reason, including without limitation, amounts due to the Company due to Participant's breach of duties as an employee of the Company.

5. Required 401(k) Contribution. A Participant is not required to participate in the Company's 401K Plan.

6. Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Nevada.

7. Restrictions on Alienation of Benefits. None of the payments, benefits or rights of Participant shall be subject to any claim of any creditor, and, in particular, to the fullest extent permitted by law, all such payments, benefits and rights shall be free from attachment, garnishment, trustee's process or any other legal or equitable process available to any creditor of such Participant, spouse or beneficiary. Participant shall have no right to alienate, anticipate, commute, pledge, encumber or assign any of the benefits or payments which Participant may expect to receive, contingently or otherwise, under this Agreement.

8. No Contract of Employment. Nothing contained in this Agreement shall be construed as giving Participant any right to be retained in the service of the Company nor to alter Participant's at-will employment status, which employment may be terminated by the Company at any time, with or without cause, and with or without notice.

9. ERISA Exemption. The parties intend that this Agreement shall be exempt from the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") as being an unfunded arrangement to pay deferred compensation to a select group of management or highly compensated employees of the Company as provided in section 201 of ERISA and Department of Labor Regulation section 2520.104-23. The provisions of this Agreement shall be construed in accordance with this intent.

10. Interpretation of Agreement. The Board of Directors of the Company shall have full authority to interpret, construe and administer the terms and provisions of this Agreement, in their sole discretion, and the Board's decisions shall be final and conclusive. No officer or director of the Company shall be individually liable to Participant with respect to any action taken or omitted to be taken by such officer or director with respect to this Agreement unless attributable to the willful misconduct of such officer or director.

11. Notices. All notices or other communications required or permitted to be given to a party to this Agreement shall be in writing and shall be personally delivered, sent by registered or certified mail, postage prepaid, return receipt requested, or sent by an overnight express courier service that provides written confirmation of delivery, to such party at the following respective address:

     To the Company: 202 Fremont Street, Las Vegas, NV 89101

     To Participant: At the last address shown on the Company's records.

Each such notice or other communication shall be deemed given, delivered and received upon its actual receipt, except that if it is mailed in accordance with this Paragraph, then it shall be deemed given, delivered and received on the delivery date or the date on which delivery is refused by the addressee, in either case, in accordance with the United States Postal Service's return receipt. Any party to this Agreement may give a notice of a change of its address to the other party(ies) to this Agreement.

Four Queens, Inc.


By:  /s/Philip W. Madow
     -----------------------
     Philip W. Madow, President



By:  /s/Jake S. Vanderlei
     -----------------------
     Jake S. Vanderlei, Participant



                                  EXHIBIT 10.65

                           FOUR QUEENS HOTEL & CASINO
                         DEFERRED COMPENSATION AGREEMENT
                                FOR KEY EMPLOYEES



This Agreement is made on January 20, 2001 between Four Queens, Inc., a Nevada corporation ("the Company") and Gina L. Contner, a Nevada resident (the "Participant"), as follows:

1. Recitals. This Agreement is made with reference to the following recitals of essential facts:

1.1. Participant is a key executive with the Company and is a member of its primary management group.

1.2. Pursuant to the Four Queens Hotel & Casino Deferred Compensation Plan established by the Company (the "Plan"), the Company and the Participant wish to provide for certain deferred compensation payments to the Participant, as set forth in this Agreement. A copy of the Plan is attached hereto and incorporated herein by this reference; provided, however, in the event of any conflict between the provisions of the Plan and this Agreement, this Agreement shall control. The Company and the Participant may have also entered into an employment agreement governing other terms of the Participant's compensation from the Company and nothing contained in this Agreement shall be construed to alter or modify the terms of such employment agreement.


2. Participant's Election to Defer and Agreement to Provide Deferred Compensation. The Company and the Participant acknowledge that nothing contained in this Agreement shall be construed as granting the Participant a right to any compensation from the Company outside of the payments provided herein. The Participant must deliver to the Company a written election (using the form provided for this purpose by the Company) within 30 days of the Effective Date of the Plan (January 1, 2001) to defer a percentage of the Participant's Compensation. Upon receipt of the written election by the Company, the Participant may immediately begin deferring compensation under the Plan through payroll deduction on a bi-weekly basis. The Participant may change their election at any time by written notice to the Company (using the form provided by the Company).

3. Company Contributions. Within 7 business days of the end of a bi-weekly payroll where compensation was deferred, the Company shall make a Company Contribution for the Participant in the amount specified under the Plan. The Participant is immediately eligible to participate under the Plan. If the Participant ceases to be employed as a Key Employee, the Participant shall cease to be entitled to a Company Contribution. Distribution of Company Contributions shall be subject to the vesting schedule set forth in the Plan.

4. Tax Withholding and Other Deductions. Notwithstanding anything in this Agreement to the contrary, the Company shall have the right to reduce any payment due to Participant or the Designated Beneficiary under this Agreement
(a) by income tax withholding, FICA, SUI, FUI, or other applicable payroll withholdings required by the Code or applicable state tax law, and (b) any amounts owed by Participant to the Company for any reason, including without limitation, amounts due to the Company due to Participant's breach of duties as an employee of the Company.

5. Required 401(k) Contribution. A Participant is not required to participate in the Company's 401K Plan.

6. Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Nevada.

7. Restrictions on Alienation of Benefits. None of the payments, benefits or rights of Participant shall be subject to any claim of any creditor, and, in particular, to the fullest extent permitted by law, all such payments, benefits and rights shall be free from attachment, garnishment, trustee's process or any other legal or equitable process available to any creditor of such Participant, spouse or beneficiary. Participant shall have no right to alienate, anticipate, commute, pledge, encumber or assign any of the benefits or payments which Participant may expect to receive, contingently or otherwise, under this Agreement.

8. No Contract of Employment. Nothing contained in this Agreement shall be construed as giving Participant any right to be retained in the service of the Company nor to alter Participant's at-will employment status, which employment may be terminated by the Company at any time, with or without cause, and with or without notice.

9. ERISA Exemption. The parties intend that this Agreement shall be exempt from the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") as being an unfunded arrangement to pay deferred compensation to a select group of management or highly compensated employees of the Company as provided in section 201 of ERISA and Department of Labor Regulation section 2520.104-23. The provisions of this Agreement shall be construed in accordance with this intent.

10. Interpretation of Agreement. The Board of Directors of the Company shall have full authority to interpret, construe and administer the terms and provisions of this Agreement, in their sole discretion, and the Board's decisions shall be final and conclusive. No officer or director of the Company shall be individually liable to Participant with respect to any action taken or omitted to be taken by such officer or director with respect to this Agreement unless attributable to the willful misconduct of such officer or director.

11. Notices. All notices or other communications required or permitted to be given to a party to this Agreement shall be in writing and shall be personally delivered, sent by registered or certified mail, postage prepaid, return receipt requested, or sent by an overnight express courier service that provides written confirmation of delivery, to such party at the following respective address:

     To the Company: 202 Fremont Street, Las Vegas, NV 89101

     To Participant: At the last address shown on the Company's records.

Each such notice or other communication shall be deemed given, delivered and received upon its actual receipt, except that if it is mailed in accordance with this Paragraph, then it shall be deemed given, delivered and received on the delivery date or the date on which delivery is refused by the addressee, in either case, in accordance with the United States Postal Service's return receipt. Any party to this Agreement may give a notice of a change of its address to the other party(ies) to this Agreement.

Four Queens, Inc.


By:  /s/Philip W. Madow
     -----------------------
     Philip W. Madow, President



By:  /s/Gina L. Contner
     -----------------------
     Gina L. Contner, Participant