Form 10-Q
period 2001-03-31
ELSINORE CORP
filed 2001-05-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from
                               to

                          Commission File Number 1-7831

                              ELSINORE CORPORATION
             (Exact name of registrant as specified in its charter)


               Nevada                                        88-0117544
      (State or Other Jurisdiction                        (IRS Employer
       of Incorporation or Organization)                Identification No.)


                202 FREMONT STREET, LAS VEGAS, NEVADA          89101
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

                          YES X          NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES  X         NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                   May 11, 2001                4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                          PAGE
         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at                 4
                   March 31, 2001 and December 31, 2000

                  Condensed Consolidated Statements of Income              6
                   for the Three Months Ended March 31, 2001 and
                   March 31, 2000

                  Condensed Consolidated Statement of Shareholders'        8
                   Equity for the Three Months Ended March 31, 2001

                  Condensed Consolidated Statements of Cash Flows for      9
                   the Three Months Ended March 31, 2001 and
                   March 31, 2000

                  Notes to Condensed Consolidated Financial Statements    11

         Item 2.  Management's Discussion and Analysis of                 15
                   Financial Condition and Results of
                   Operations

         Item 3.  Quantitative and Qualitative Disclosures                22
                   About Market Risk


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                        23

 SIGNATURES                                                               24



PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)



                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
Assets

Current Assets:
  Cash and cash equivalents                        $6,101              $5,008
  Accounts receivable, less allowance for
    doubtful accounts of $287 and $282,
    respectively                                      814                 530
  Inventories                                         335                 394
  Prepaid expenses                                  1,506               1,396
                                              --------------   -----------------
     Total current assets                           8,756               7,328

Property and equipment, net                        37,951              38,697

Reorganization value in excess of amounts
    allocable to identifiable                         281                 287
assets

Other assets                                        1,782               1,683
                                              --------------   -----------------

    Total assets                                  $48,770             $47,995

                                              ==============   =================




                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                      March 31, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $1,270              $1,243
  Accrued interest                                     99                 255
  Accrued expenses                                  4,049               3,618
  Current portion of long-term debt                   953               1,178
                                              --------------   -----------------
     Total current liabilities                      6,371               6,294

Long-term debt, less current portion                9,965              10,093
                                              --------------   -----------------
     Total liabilities                             16,336              16,387
                                              --------------   -----------------


Commitments and contingencies (Note 3)

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $20,832
  and $20,528, at March 31, 2001 and
  December 31, 2000, respectively.                 20,832              20,528
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 and 4,929,313               5                   5
  shares at March 31, 2001 and December 31,
  2000, respectively.

Additional paid-in capital                          6,805               7,109
Retained earnings                                   4,792               3,966
                                              --------------   -----------------
     Total shareholders' equity                    32,434              31,608
                                              --------------   -----------------

     Total liabilities and shareholders'
     equity                                       $48,770             $47,995
                                              ==============   =================









See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                    Unaudited
                             (Dollars in Thousands)


                                      Three                    Three
                                      Months                   Months
                                      Ended                    Ended
                                   March 31, 2001           March 31, 2000
                                   --------------           --------------
Revenues, net:
 Casino                               $10,165                  $10,140
 Hotel                                  2,562                    2,571
 Food and beverage                      2,870                    2,783
 Other                                    388                    1,521
                                   --------------           --------------
   Total revenues                      15,985                   17,015
 Promotional allowances                (1,401)                  (1,444)
                                   --------------           --------------
   Net revenues                        14,584                   15,571
                                   --------------           --------------

Costs and expenses:
 Casino                                 3,273                    3,281
 Hotel                                  2,170                    2,166
 Food and beverage                      1,806                    1,797
 Taxes and licenses                     1,507                    1,524
 Selling, general and
  administrative                        2,384                    2,733
 Rents                                  1,058                    1,037
 Depreciation and
  amortization                          1,008                      938
 Interest                                 457                      402
 Merger and litigation costs, net          95                      (21)
                                   --------------           --------------
   Total costs and
    expenses                           13,758                   13,857
                                   --------------           --------------
   Net income before undeclared
   dividends on cumulative
   convertible preferred stock            826                    1,714

Undeclared dividends on cumulative
 convertible preferred stock              304                      285
                                   --------------           --------------

Net income applicable
 to common shares                        $522                   $1,429
                                   ==============           ==============




                      Elsinore Corporation and Subsidiaries
             Condensed Consolidated Statements of Income (continued)
                                    Unaudited


                                      Three                    Three
                                      Months                   Months
                                      Ended                    Ended
                                   March 31, 2001           March 31, 2000
                                   --------------           --------------

Basic and diluted income
 per share:

Basic income per share                  $.10                     $.29
                                   ==============           ==============

Weighted average number of
 common shares outstanding            4,993,965                4,929,313
                                   ==============           ==============

Diluted income per share                $.01                     $.02
                                   ==============           ==============

Weighted average number of
 common and common equivalent
 shares outstanding                  97,993,965               97,993,963
                                   ==============           ==============





See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                        Three Months Ended March 31, 2001
                                    Unaudited
                             (Dollars in thousands)



             Common Stock     Preferred Stock
             --------------------------------

                Out-            Out-          Additional              Total
              Standing        Standing         Paid-In-  Retained  Shareholders'
               Shares  Amount  Shares  Amount  Capital    Earnings   Equity
             -------------------------------------------------------------------


Balance,
 January 1,
 2001        4,993,965  $5  50,000,000  $20,528 $7,109    $3,966     $31,608

Net income                                                   826         826

Undeclared
preferred
stock
dividends                                  304    (304)
             -------------------------------------------------------------------

Balance,
 March 31,
 2001        4,993,965  $5  50,000,000  $20,832 $6,805   $4,792     $32,434
             ===================================================================







See accompanying notes to condensed consolidated financial statements.






                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                      Three                    Three
                                      Months                   Months
                                      Ended                    Ended
                                   March 31, 2001           March 31, 2000
                                   --------------           --------------
Cash flows from operating
 activities:
 Net income                              $826                   $1,714
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                       1,008                      938
 Changes in assets and
   liabilities:
   Accounts receivable                   (284)                    (333)
   Inventories                             59                      177
   Prepaid expenses                      (110)                    (293)
   Other assets                           (93)                     (26)
   Accounts payable                        27                   (1,003)
   Accrued interest                      (156)                    (369)
   Accrued expenses                       431                      427
                                    --------------           --------------
 Net cash provided by
   operating activities                 1,708                    1,232
                                   --------------           --------------

Cash flows used in investing
   activities - capital
   expenditures                          (155)                    (374)
                                   --------------           --------------

Cash flows used in financing
   activities - principal
   payments on long-term debt            (460)                    (894)
                                   --------------           --------------

Net increase (decrease) in
 cash and cash equivalents              1,093                      (36)

Cash and cash equivalents at
 beginning of period                    5,008                    3,547
                                   --------------           --------------

Cash and cash equivalents at
 end of period                         $6,101                   $3,511
                                   ==============           ==============




                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                           Three                    Three
                                           Months                   Months
                                           Ended                    Ended
                                        March 31, 2001           March 31, 2000
                                        --------------           --------------



Supplemental disclosure of non-cash
 investing and financing activities:
  Equipment purchased with capital
  lease financing                           $107                       $59

Supplemental disclosure of cash
 activities:
  Cash paid for interest                    $614                      $845
  Cash paid for income taxes                  -                         -





See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.         Summary of Significant Accounting Policies

(a)        Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b)        Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and March 31, 2000. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.


(c)        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results may differ materially from those estimates.

(d)        Recently Issued Accounting Standards

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $201,000 of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the first quarter of 2000. This did not have any effect on previously EIBTDA, as defined, or net income.

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

(e)        Net Income Per Common Share

Basic per share amounts are computed by dividing net income by weighted average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents.


                                                Three Months Ended
                                                  March 31, 2001
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  shareholders                          $522,000        4,993,965       $0.10
Effect of Dilutive Securities:
  Cumulative convertible preferred
 stock                                   304,000       93,000,000       (0.09)
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to common
 shareholders plus assumed conversions  $826,000       97,993,965       $0.01
                                      ============ ================ ============





                                                Three Months Ended
                                                  March 31, 2001
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
Basic EPS:
  Net income available to common
  shareholders                          $1,429,000      4,929,313       $0.29
Effect of Dilutive Securities:
  Cumulative convertible preferred
  stock                                    285,000     93,000,000       (0.27)
  Common stock required to be issued
  to shareholders                            -             64,650          -
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to common
 shareholders plus assumed conversions  $1,714,000     97,993,963        $0.02

                                      ============ ================ ============


2.       Income Taxes

Due to the Company's net operating losses, the Company is not expected to pay federal income taxes until its net operating losses expire or are used. The Company, may, however, be subject to alternative minimum tax.

3.       Commitments and Contingencies

The Company is a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

The Company is a party to other claims and lawsuits which arose in the ordinary course of business. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

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

Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV"), on behalf of certain investment accounts ("the MWV
Accounts") which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things, (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock, and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1999.

Paulson also entered into discussions with the Riviera Hotel and Casino ("Riviera") to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of Riviera Gaming Management Elsinore, Inc. ("RGME"). On September 16, 1998, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger (the "Riviera Merger Agreement") with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

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

The following tables set forth certain operating information for the Company for the three months ended March 31, 2001 and 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.



                               Three Months Ended           Three Months Ended
                                 March 31, 2001               March 31, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                      $10,165       69.7%          $10,140       65.1%
   Hotel                         2,562       17.6%            2,571       16.5%
   Food & beverage               2,870       19.7%            2,783       17.9%
   Other                           388        2.7%            1,521        9.8%
                             -----------   --------       -----------   --------
     Total revenue              15,985      109.6%           17,015      109.3%
   Promotional allowances       (1,401)      (9.6%)          (1,444)      (9.3%)
                             -----------   --------       -----------   --------
     Net revenues               14,584      100.0%           15,571      100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                        3,273       32.2%            3,281       32.4%
   Hotel                         2,170       84.7%            2,166       84.2%
   Food and beverage             1,806       62.9%            1,797       64.6%
   Taxes and licenses            1,507       10.3%            1,524        9.8%
   Selling, general and
     administrative              2,384       16.3%            2,733       17.6%
   Rents                         1,058        7.3%            1,037        6.7%
   Depreciation and
     amortization                1,008        6.9%              938        6.0%
   Interest                        457        3.1%              402        2.6%
   Merger and litigation costs,
     net                            95         .7%              (21)       (.1%)
                             -----------   --------       -----------   --------
     Total costs and expenses   13,758       94.3%           13,857       89.0%
                             -----------   --------       -----------   --------

   Net income before
    undeclared dividends on
    cumulative convertible         826        5.7%            1,714       11.0%
    preferred stock

    Undeclared dividends on
      cumulative convertible
      preferred stock              304        2.1%              285        1.8%

   Net income applicable
    to common shares               522        3.6%            1,429        9.2%
                             -----------   --------       -----------   --------



                               Three Months Ended           Three Months Ended
                                 March 31, 2001               March 31, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
Net income applicable
  to common shares                $522        3.6%           $1,429        9.2%
  Interest                         457        3.1%              402        2.6%
  Depreciation and amortization  1,008        6.9%              938        6.0%
  Rents                          1,058        7.3%            1,037        6.7%
  Merger and litigation costs       95         .7%              (21)       (.1%)
  Undeclared dividends             304        2.1%              285        1.8%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $3,444       23.6%           $4,070       26.1%
                             ===========   ========       ===========   ========



Cash flows provided by
 operating activities           $1,708                       $1,232
                             ===========                  ===========
Cash flows used in investing
   activities                     $155                         $374
                             ===========                  ===========
Cash flows used in financing
   activities                     $460                         $894
                             ===========                  ===========

EBITDA consists of earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.



                   THREE MONTHS ENDED MARCH 31, 2001 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 2000


REVENUES

Net revenues decreased by approximately $987,000, or 6.3%, from $15,571,000 during the 2000 period, to $14,584,000 for the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

Casino revenues increased by approximately $25,000, or 0.2%, from $10,140,000 during the 2000 period to $10,165,000 during the 2001 period. This increase was primarily due to a $260,000, or 12.7%, increase in table games revenue and a $186,000, or 100%, increase in slot promotion revenue, partially offset by a $400,000, or 5.1%, decrease in slot machine revenue and a $20,000, or 12.3%, decrease in keno revenue. The increase in table games revenue was attributable to an increase in the win percentage of 2.7%, which was partially offset by a decrease in drop of $1,191,000, or 7.3%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the 2001 period was 211. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.09% and a decrease in slot coin-in of $4,761,000 or 3.6%.

Hotel revenues decreased by approximately $9,000, or 0.4%, from $2,571,000 during the 2000 period to $2,562,000 during the 2001 period. This decrease was primarily due to a decrease in the average daily room rate of $0.40, from $40.88 in the 2000 period to $40.48 in the 2001 period, while room occupancy, as a percentage of total rooms available for sale, increased from 91.6% for the 2000 period, to 92.8% for the 2001 period.

Food and beverage revenues increased approximately $87,000, or 3.1%, from $2,783,000 during the 2000 period to $2,870,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of a an increase in the average check of $0.74.

Other revenues decreased by approximately $1,133,000, or 74.5%, from $1,521,000 during the 2000 period to $388,000 during the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Band. The settlement was paid in full on October 6, 2000.

Promotional allowances decreased by approximately $43,000, or 3.0%, from $1,444,000 during the 2000 period to $1,401,000 during the 2001 period due to a decrease in complimentary rooms, food, and beverage resulting from an decrease in casino complimentaries due, in part, to decreased slot play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $12,000, or 0.1%, from $8,768,000 for the 2000 period to $8,756,000 for the 2001 period.

Casino expenses decreased $8,000, or 0.2%, from $3,281,000 during the 2000 period to $3,273,000 during the 2001 period, and expenses as a percentage of revenue decreased from 32.4% to 32.2%.

Hotel expenses increased by approximately $4,000, or 0.2% from $2,166,000 during the 2000 period to $2,170,000 during the 2001 period, and expenses as a percentage of revenues increased from 84.2% to 84.7%.

Food and beverage costs and expenses increased by approximately $9,000, or 0.5%, from $1,797,000 during the 2000 period to $1,806,000 during the 2001 period, however expenses as a percentage of revenues decreased from 64.6% to 62.9%.

Taxes and licenses decreased $17,000, or 1.1%, from $1,524,000 in the 2000 period to $1,507,000 in the 2001 as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $349,000, from $2,733,000 during the 2000 period to $2,384,000 during the 2001 period, and as a percentage of total net revenues, expenses decreased from 17.6% to 16.3% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs. In addition, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.
EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") decreased by approximately $626,000, or 15.4%, from $4,070,000 during the 2000 period to $3,444,000 during the 2001 period. The decrease was due primarily to a reduction in other revenues as discussed above.

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

OTHER EXPENSES

Rent expense increased by approximately $21,000, or 2.0%, from $1,037,000 during the 2000 period to $1,058,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

Depreciation and amortization increased by approximately $70,000, or 7.5% from $938,000 during the 2000 period to $1,008,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense increased by approximately $55,000, or 13.7% from $402,000 during the 2000 period to $457,000 for the 2001 period.

During the 2000 period, the Company incurred approximately $108,000 in merger and litigation costs related to the Paulson Litigation discussed in Note 4 to the Condensed Consolidated Financial Statements, which was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $13,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $826,000 compared to $1,714,000 in the 2000 period, a decline of $888,000 or 51.8%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $6.1 million at March 31, 2001, as compared to approximately $5 million at December 31, 2000.

During the first three months of 2001, the Company's net cash provided by operating activities was $1,708,000 compared to $1,232,000 in 2000. EBITDA, as defined, for the first three months of 2001 and 2000 was $3.4 million and $4.1 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's 12.83% Mortgage Notes (the "Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

The Notes are due in full on October 20, 2003. The Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the Notes. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The Notes are guaranteed by the subsidiaries of the Company, and all future subsidiaries of the Company, and are collateralized by a deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

Scheduled interest payments on the Notes and other indebtedness is $1.3 million in 2001, declining to $600,000 in 2004. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $2.6 million for 2001, of which $260,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

In December 2000, the Company made an additional principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by PSELP regarding the settlement agreement with the Band .

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

A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended March 31, 2001 the Ratio was 6.64 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At March 31, 2001, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At March 31, 2001, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. A waiver was obtained by the Company from the lender through December 31, 2001.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $155,000 and $374,000 during 2001 and 2000, respectively. Management has forecasted capital expenditures to be $2.6 million for the year 2001. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $201,000 of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the first quarter of 2000. This did not have any effect on previously EIBTDA, as defined, or net income.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 2000. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At March 31, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at March 31, 2001.


Part II.          OTHER INFORMATION

 Item 6.          Exhibits and Reports

        (a)      Exhibits

                 10.66    Waiver of Compliance dated May 8, 2001.

        (b)      Form 8-K filed during this quarter

                (1)       No reports on Form 8-K were filed during the period.







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                     ELSINORE CORPORATION
                                         (Registrant)



                                      By: /s/ Philip W. Madow
                                          PHILIP W. MADOW, President


                                      By: /s/ Gina L. Contner
                                          GINA L. CONTNER, Principal
                                          Financial and Accounting Officer


Dated:  May 14, 2001




                                  EXHIBIT 10.66


                  MORGENS, WATERFALL, VINTIADIS & COMPANY, INC.

                              WAIVER OF COMPLIANCE


May 8, 2001

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

(ii) pursuant to Sections 7.12 and 10.2 of the Indenture, waives compliance by the Company, as of March 31, 2001, with Section 5.3(2)(u) of the Indenture pertaining to limitations on restricted payments (the "Restricted Payments"); and

(iii) in connection with such waiver, agrees to take no action with respect to the Principal Amount, including, but not limited to, providing or requesting (or instructing Morgan Stanley or DTC to do the same) the Trustee to provide a notice of any Default based upon the Ratio under Section 7.1(4) of the Indenture, prior to December 31, 2001.

This waiver shall be effective upon delivery to the Company. All capitalized words not defined herein are used as defined in the Indenture.


                                                     Sincerely,



                                                     /s/ Joann McNiff
                                                     Joann McNiff
                                                     General Counsel