Form 10-Q
period 2001-06-30
ELSINORE CORP
filed 2001-08-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

               YES X       NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common               August 14, 2001                 4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                       For the Quarter Ended June 30, 2001



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                     PAGE

     Item 1. Unaudited Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at                 _
              June 30, 2001 and December 31, 2000

             Condensed Consolidated Statements of Operations          _
              for the Three Months Ended June 30, 2001 and
              June 30, 2000

             Condensed Consolidated Statements of Operations          _
              for the Six Months Ended June 30, 2001 and
              June 30, 2000

             Condensed Consolidated Statement of Shareholders'        _
              Equity for the Six Months Ended June 30, 2001

             Condensed Consolidated Statements of Cash Flows for      _
              the Six Months Ended June 30, 2001 and
              June 30, 2000

             Notes to Condensed Consolidated Financial Statements     _

     Item 2. Management's  Discussion and Analysis of                 _
              Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures                 _
              About Market Risk


PART II. OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                        _

 SIGNATURES


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)


                                              June 20, 2001    December 31, 2000
                                              --------------   -----------------
Assets

Current Assets:
  Cash and cash equivalents                       $ 5,193             $ 5,008
  Accounts receivable, less allowance for
    doubtful accounts of $287 and $282,
    respectively                                      659                 530
  Inventories                                         335                 394
  Prepaid expenses                                  1,393               1,396
                                              --------------   -----------------
     Total current assets                           7,580               7,328

Property and equipment, net                        37,188              38,697

Reorganization value in excess of amounts
    allocable to identifiable                         275                 287
assets

Other assets                                        1,874               1,683
                                              --------------   -----------------

    Total assets                                  $46,917             $47,995

                                              ==============   =================




                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                       June 30, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)


                                              June 20, 2001    December 31, 2000
                                              --------------   -----------------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                $   920             $ 1,243
  Accrued interest                                    315                 255
  Accrued expenses                                  3,593               3,618
  Current portion of long-term debt                   835               1,178
                                              --------------   -----------------
     Total current liabilities                      5,663               6,294

Long-term debt, less current portion                8,811              10,093
                                              --------------   -----------------
     Total liabilities                             14,474              16,387
                                              --------------   -----------------

Commitments and contingencies (Note 3)

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $21,135
  and $20,528, at June 30, 2001 and
  December 31, 2000, respectively.                 21,135              20,528
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at June 30,          5                   5
  2001 and December 31, 2000.

Additional paid-in capital                          6,502               7,109
Retained earnings                                   4,801               3,966
                                              --------------   -----------------
     Total shareholders' equity                    32,443              31,608
                                              --------------   -----------------

     Total liabilities and shareholders'
     equity                                       $46,917             $47,995
                                              ==============   =================

See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                  Three              Three
                                                  Months             Months
                                                  Ended              Ended
                                              June 30, 2001      June 30, 2000
                                              --------------   -----------------
Revenues, net:
 Casino                                           $ 9,848             $ 9,180
 Hotel                                              2,262               2,479
 Food and beverage                                  2,663               2,562
 Other                                                391               1,454
                                              --------------   -----------------
   Total revenues                                  15,164              15,675
 Promotional allowances                            (1,133)             (1,145)
                                              --------------   -----------------
   Net revenues                                    14,031              14,530
                                              --------------   -----------------

Costs and expenses:
 Casino                                             3,435               3,188
 Hotel                                              2,239               2,247
 Food and beverage                                  1,808               1,676
 Taxes and licenses                                 1,469               1,469
 Selling, general and
  administrative                                    2,543               2,853
 Rents                                              1,075               1,040
 Depreciation and
  amortization                                      1,027                 962
 Interest                                             348                 449
 Merger and litigation costs, net                      63                   8
                                              --------------   -----------------
   Total costs and
    expenses                                       14,007              13,892
                                              --------------   -----------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible preferred stock                        24                 638

Income taxes                                           15                   -
                                              --------------   -----------------

   Net income (loss) before undeclared
    dividends on cumulative
    convertible preferred stock                         9                 638

Undeclared dividends on cumulative
 convertible preferred stock                          303                 288
                                              --------------   -----------------

Net income (loss) applicable
 to common shares                                   ($294)               $350
                                              ==============   =================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited



                                      Three                    Three
                                      Months                   Months
                                      Ended                    Ended
                                   June 30, 2001            June 30, 2000
                                   --------------           --------------
Basic and diluted income
 per share:

Basic income(loss) per share            ($.06)                    $.07
                                   ===============          ==============

Weighted average number of
 common shares outstanding            4,993,965                4,929,313
                                   ===============          ==============

Diluted income per share                ($.06)                    $.01
                                   ===============          ==============

Weighted average number of
 common and common equivalent
 shares outstanding                   4,993,965               97,993,963
                                   ===============          ==============

See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                    Six              Six
                                                   Months           Months
                                                   Ended            Ended
                                               June 30, 2001    June 30, 2000
                                              --------------   -----------------
Revenues, net:
 Casino                                           $20,013             $19,320
 Hotel                                              4,824               5,050
 Food and beverage                                  5,533               5,345
 Other                                                779               2,975
                                              --------------   -----------------
   Total revenues                                  31,149              32,690
 Promotional allowances                            (2,534)             (2,581)
                                              --------------   -----------------
   Net revenues                                    28,615              30,109
                                              --------------   -----------------

Costs and expenses:
 Casino                                             6,708               6,469
 Hotel                                              4,409               4,413
 Food and beverage                                  3,614               3,473
 Taxes and licenses                                 2,976               2,993
 Selling, general and
  administrative                                    4,927               5,594
 Rents                                              2,133               2,077
 Depreciation and
  amortization                                      2,035               1,900
 Interest                                             805                 851
 Merger and litigation costs, net                     158                 (13)
                                              --------------   -----------------
   Total costs and
    expenses                                       27,765              27,757
                                              --------------   -----------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible preferred stock                       850               2,352

Income taxes                                           15                   -
                                              --------------   -----------------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock                       835               2,352

Undeclared dividends on cumulative
 convertible preferred stock                          607                 573
                                              --------------   -----------------

Net income applicable
 to common shares                                    $228              $1,779
                                              ==============   =================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited

                                       Six                      Six
                                      Months                   Months
                                      Ended                    Ended
                                   June 30, 2001            June 30, 2000
                                   --------------           --------------

Basic and diluted income
 per share:

Basic income per share                   $.05                     $.36
                                   ===============          ==============

Weighted average number of
 common shares outstanding            4,993,965                4,929,313
                                   ===============          ==============

Diluted income per share                 $.01                     $.02
                                   ===============          ==============

Weighted average number of
 common and common equivalent
 shares outstanding                  97,993,963               97,993,963
                                   ===============          ==============

See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                         Six Months Ended June 30, 2001
                                    Unaudited
                             (Dollars in thousands)

             Common Stock     Preferred Stock
             --------------------------------

                Out-            Out-          Additional              Total
              Standing        Standing         Paid-In-  Retained  Shareholders'
               Shares  Amount  Shares  Amount  Capital    Earnings   Equity
             -------------------------------------------------------------------


Balance,
 January 1,
 2001        4,993,965  $5  50,000,000  $20,528 $7,109    $3,966     $31,608

Net income                                                   835         835

Undeclared
preferred
stock
dividends                                  607    (607)
             -------------------------------------------------------------------

Balance,
 June 30,
 2001        4,993,965  $5  50,000,000  $21,135 $6,502   $4,801     $32,433
             ===================================================================

See accompanying notes to condensed consolidated financial statements.






                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                       Six                      Six
                                      Months                   Months
                                      Ended                    Ended
                                   June 30, 2001            June 30, 2000
                                   --------------           --------------

Cash flows from operating
 activities:
 Net income                              $835                   $2,352
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                       2,035                    1,900
 Changes in assets and
   liabilities:
   Accounts receivable                   (129)                     (75)
   Inventories                             59                      287
   Prepaid expenses                         3                     (685)
   Other assets                          (179)                    (197)
   Accounts payable                      (323)                    (999)
   Accrued interest                       (25)                     332
   Accrued expenses                        60                     (239)
                                   --------------           --------------
 Net cash provided by
   operating activities                 2,336                    2,676
                                   --------------           --------------

Cash flows used in investing
   activities - capital
   expenditures                          (419)                    (792)
                                   --------------           --------------

Cash flows used in financing
   activities - principal
   payments on long-term debt          (1,732)                  (1,285)
                                   --------------           --------------

Net increase in cash and cash
 equivalents                              185                      599

Cash and cash equivalents at
 beginning of period                    5,008                    3,547
                                   --------------           --------------

Cash and cash equivalents at
 end of period                         $5,193                   $4,146
                                   ==============           ==============



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)


                                       Six                      Six
                                      Months                   Months
                                      Ended                    Ended
                                   June 30, 2001            June 30, 2000
                                   --------------           --------------

Supplemental disclosure of non-cash
 investing and financing activities:
  Equipment purchased with capital
  lease financing                           $107                       $59

Supplemental disclosure of cash
 activities:
  Cash paid for interest                    $741                    $1,146
  Cash paid for income taxes                  50                         -

See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b)  Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and June 30, 2000, and the results of its cash flows for the six months ended June 30, 2001 and June 30, 2000. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

(d)  Recently Issued Accounting Standards

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $193,000 and $367,000 of slot club "cash back" rewards, previously shown as casino expenses, was reclassified as a reduction of casino revenues in the three and six months period ended June 30, 2000, respectively. This did not have any effect on previously reported EBITDA, as defined, or net income.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a significant impact on our financial statements.

(e)  Net Income Per Common Share

Basic per share amounts are computed by dividing net income (loss) by weighted average shares outstanding during the period. Diluted per share amounts are computed by dividing net income by weighted average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the three-month period ended June 30, 2001, the effect of the common stock equivalents was anti-dilutive. Therefore, only basic per share amounts are presented for this period.

                                                Three Months Ended
                                                   June 30, 2001
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
                                      ------------ ---------------- ------------
Basic EPS:
 Net income available to Common
 Shareholders                           $350,000        4,929,313       $0.07
Effect of Dilutive Securities:
 Cumulative Convertible Preferred
 Stock                                   288,000       93,000,000       (0.06)
 Common stock required to be issued
 to shareholders                              -            64,650           -
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to Common
 Shareholders plus assumed conversions  $638,000       97,993,963       $0.01
                                      ============ ================ ============


                                                 Six Months Ended
                                                   June 30, 2001
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
                                      ------------ ---------------- ------------
Basic EPS:
 Net income available to Common
 Shareholders                           $228,000        4,993,965       $0.05
Effect of Dilutive Securities:
 Cumulative Convertible Preferred
 Stock                                   607,000       93,000,000       (0.04)
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to Common
 Shareholders plus assumed conversions  $835,000       97,993,965       $0.01
                                      ============ ================ ============


                                                 Six Months Ended
                                                   June 30, 2000
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
                                      ------------ ---------------- ------------
Basic EPS:
 Net income available to Common
 Shareholders                         $1,779,000        4,929,313       $0.36
Effect of Dilutive Securities:
 Cumulative Convertible Preferred
 Stock                                   573,000       93,000,000       (0.34)
 Common stock required to be issued
 to shareholders                               -           64,650           -
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to Common
 Shareholders plus assumed conversions$2,352,000       97,993,963       $0.02
                                      ============ ================ ============


2.       Income Taxes

Due to the Company's net operating losses, the Company is not expected to pay federal income taxes until its net operating losses expire or are used. The Company may, however, be subject to alternative minimum tax.

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

4.       Proposed Merger

The Company is currently involved in litigation initiated in April 1998 by Allen
E. Paulson ("Paulson") and several of his affiliated entities, including R&E Gaming Corp. and Elsinore Acquisition Sub, Inc. ("EAS"), entitled Paulson et al.
V. Jefferies and Company, Inc. et al., pending in the United States District Court for the Central District of California, case number 98-2644 FMC. The litigation arises out of Paulson's unsuccessful attempt to acquire the Company by merger with EAS and Paulson's contemporaneous agreement to acquire a controlling interest in the Riviera Hotel and Casino.

Paulson's fourth amended complaint (the "Complaint") against the Company includes claims for breach of the operative agreements, fraud and various violations of federal securities laws in connection with the proposed merger. Plaintiffs seek (i) unspecified actual damages in excess of $20 million, (ii) $20 million in exemplary damages and (iii) rescission of the operative agreements and other relief. In April 2000, the Company answered Paulson's Complaint, and asserted counterclaims for breach of operative agreements, fraud and violations of federal securities laws, based, in part, on its contention that Paulson abandoned the transactions at issue due to his inability to meet conditions precedent to closing the transactions. The counterclaims seek specific performance of the merger agreement, compensatory damages, punitive damages and other relief.

By Order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company is vigorously defending the lawsuit, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto set forth elsewhere herein.

The following tables set forth certain operating information for the Company for the three and six months ended June 30, 2001 and 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                               Three Months Ended           Three Months Ended
                                  June 30, 2001                June 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                       $9,848       70.2%           $9,180       63.2%
   Hotel                         2,262       16.1%            2,479       17.1%
   Food & beverage               2,663       19.0%            2,562       17.6%
   Other                           391        2.8%            1,454       10.0%
                             -----------   --------       -----------   --------
     Total revenue              15,164      108.1%           15,675      107.9%
   Promotional allowances       (1,133)      (8.1%)          (1,145)      (7.9%)
                             -----------   --------       -----------   --------
     Net revenues               14,031      100.0%           14,530      100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                        3,435       34.9%            3,188       34.7%
   Hotel                         2,239       99.0%            2,247       90.6%
   Food and beverage             1,808       67.9%            1,676       65.4%
   Taxes and licenses            1,469       10.5%            1,469       10.1%
   Selling, general and
     administrative              2,543       18.1%            2,853       19.6%
   Rents                         1,075        7.7%            1,040        7.2%
   Depreciation and
     amortization                1,027        7.3%              962        6.6%
   Interest                        348        2.5%              449        3.1%
   Merger and litigation costs,
     net
                                    63         .4%                8         .1%
                             -----------   --------       -----------   --------
     Total costs and expenses   14,007       99.8%           13,892       95.6%
                             -----------   --------       -----------   --------

   Net income before income
    taxes and undeclared
    dividends on cumulative
    convertible preferred stock     24         .2%              638        4.4%


    Income taxes                    15         .1%                -          0%
                             -----------   --------       -----------   --------
   Net income(loss) before
    undeclared dividends on
    cumulative convertible
    preferred stock                  9         .1%              638        4.4%

    Undeclared dividends on
     cumulative convertible
     preferred stock
                                   303        2.2%              288        2.0%
                             -----------   --------       -----------   --------
   Net income(loss) applicable
    to common shares
                                  (294)      (2.1%)             350        2.4%
                             -----------   --------       -----------   --------



                               Three Months Ended           Three Months Ended
                                  June 30, 2001                June 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
Net income(loss) applicable
  to common shares               ($294)      (2.1%)            $350        2.4%
  Interest                         348        2.5%              449        3.1%
  Income taxes                      15         .1%                -         .0%
  Depreciation and amortization  1,027        7.3%              962        6.6%
  Rents                          1,075        7.7%            1,040        7.2%
  Merger and litigation costs       63         .4%                8         .1%
  Undeclared dividends             303        2.2%              288        2.0%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $2,537       18.1%           $3,097       21.3%
                             ===========   ========       ===========   ========

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

                                Six Months Ended             Six Months Ended
                                  June 30, 2001                June 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                      $20,013       69.9%          $19,320       64.2%
   Hotel                         4,824       16.9%            5,050       16.8%
   Food & beverage               5,533       19.3%            5,345       17.8%
   Other                           779        2.7%            2,975        9.9%
                             -----------   --------       -----------   --------
     Total revenue              31,149      108.9%           32,690      108.6%
   Promotional allowances       (2,534)      (8.9%)          (2,581)      (8.6%)
                             -----------   --------       -----------   --------
    Net revenues                28,615      100.0%           30,109      100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                        6,708       33.5%            6,469       33.5%
   Hotel                         4,409       91.4%            4,413       87.4%
   Food and beverage             3,614       65.3%            3,473       65.0%
   Taxes and licenses            2,976       10.4%            2,993        9.9%
   Selling, general and
     administrative              4,927       17.2%            5,594       18.6%
   Rents                         2,133        7.5%            2,077        6.9%
   Depreciation and
     amortization                2,035        7.1%            1,900        6.3%
   Interest                        805        2.8%              851        2.8%
   Merger and litigation costs,
     net                           158         .6%              (13)         0%
                             -----------   --------       -----------   --------
     Total costs and expenses   27,765       97.0%           27,757       92.2%
                             -----------   --------       -----------   --------

   Net income before income
    taxes and undeclared
    dividends on cumulative
    convertible preferred stock    850        3.0%            2,352        7.8%


    Income taxes                    15         .1%                -          0%
                             -----------   --------       -----------   --------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock    835        2.9%            2,352        7.8%

    Undeclared dividends on
     cumulative convertible
     preferred stock               607        2.1%              573        1.9%
                             -----------   --------       -----------   --------

   Net income applicable
    to common shares               228         .8%            1,779        5.9%
                             -----------   --------       -----------   --------

                                Six Months Ended             Six Months Ended
                                  June 30, 2001                June 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
Net income applicable
  to common shares                $228         .8%           $1,779        5.9%
  Interest                         805        2.8%              851        2.8%
  Income taxes                      15         .1%                -         .0%
  Depreciation and amortization  2,035        7.1%            1,900        6.3%
  Rents                          2,133        7.5%            2,077        6.9%
  Merger and litigation costs      158         .6%              (13)         0%
  Undeclared dividends             607        2.1%              573        1.9%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $5,981       20.9%           $7,167       23.8%
                             ===========   ========       ===========   ========


Cash flows provided by
 operating activities           $2,336                       $2,676
                             ===========                  ===========
Cash flows used in investing
   activities                     $419                         $792
                             ===========                  ===========
Cash flows used in financing
   activities                   $1,732                       $1,285
                             ===========                  ===========



                    THREE MONTHS ENDED JUNE 30, 2001 COMPARED
                       TO THREE MONTHS ENDED JUNE 30, 2000


REVENUES

Net revenues decreased by approximately $499,000, or 3.4%, from $14,530,000 during the 2000 period, to $14,031,000 for the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band").

Casino revenues increased by approximately $668,000, or 7.3%, from $9,180,000 during the 2000 period to $9,848,000 during the 2001 period. This increase was primarily due to a $518,000, or 34.4%, increase in table games revenue and a $352,000, or 100%, increase in slot promotion revenue, partially offset by a $201,000, or 2.7%, decrease in slot machine revenue and a $65,000, or 13.5%, decrease in keno revenue. The increase in table games revenue was attributable to an increase in the win percentage of 4.4%, which was partially offset by a decrease in drop of $471,000, or 3.5%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the 2001 period was 193. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.05% and a decrease in slot coin-in of $4,524,000 or 3.5%.

Hotel revenues decreased by approximately $217,000, or 8.8%, from $2,479,000 during the 2000 period to $2,262,000 during the 2001 period. This decrease was primarily due to a decrease in the average daily room rate of $1.96, from $38.18 in the 2000 period to $36.22 in the 2001 period, and room occupancy, as a percentage of total rooms available for sale, decreased from 93.6% for the 2000 period, to 90.0% for the 2001 period. The overall decline in quarter's performance was primarily attributed to a reduction in individual call volume.

Food and beverage revenues increased approximately $101,000, or 3.9%, from $2,562,000 during the 2000 period to $2,663,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of an increase in cash covers of 17,408, or 14.7%.

Other revenues decreased by approximately $1,063,000, or 73.1%, from $1,454,000 during the 2000 period to $391,000 during the 2001 period. This decrease was primarily due to payments received in 2000, of approximately $850,000, under a settlement agreement with the Band and a reduction in chips taken to income of approximately $238,000.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $371,000, or 4.3%, from $8,580,000 for the 2000 period to $8,951,000 for the 2001 period.

Casino expenses increased $247,000, or 7.7%, from $3,188,000 during the 2000 period to $3,435,000 during the 2001 period, and expenses as a percentage of revenue increased from 34.7% to 34.9%.

Food and beverage costs and expenses increased by approximately $132,000, or 7.9%, from $1,676,000 during the 2000 period to $1,808,000 during the 2001 period, and expenses as a percentage of revenues increased from 65.4% to 67.9%.


OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $310,000, from $2,853,000 during the 2000 period to $2,543,000 during the 2001 period, and as a percentage of total net revenues, expenses decreased from 19.6% to 18.1% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

The Company believes that citywide competition for experienced employees has increased employee turnover and may lead to increased payroll costs. In addition, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") decreased by approximately $560,000, or 18.1%, from $3,097,000 during the 2000 period to $2,537,000 during the 2001 period. The decrease was due primarily to a reduction in other revenues as discussed above.

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

OTHER EXPENSES

Rent expense increased by approximately $35,000, or 3.4%, from $1,040,000 during the 2000 period to $1,075,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

Depreciation and amortization increased by approximately $65,000, or 6.8% from $962,000 during the 2000 period to $1,027,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $101,000, or 22.5% from $449,000 during the 2000 period to $348,000 for the 2001 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of recent principal payments by the Company.

During the 2000 period, the Company incurred approximately $115,000 in merger and litigation costs related to the Paulson Litigation discussed in Note 4 to the Condensed Consolidated Financial Statements, which was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $52,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $24,000 compared to $638,000 in the 2000 period, a decline of $614,000 or 96.2%.


                     SIX MONTHS ENDED JUNE 30, 2001 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

Net revenues decreased by approximately $1,494,000, or 5.0%, from $30,109,000 during the 2000 period, to $28,615,000 for the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Band.

Casino revenues increased by approximately $693,000, or 3.6%, from $19,320,000 during the 2000 period to $20,013,000 during the 2001 period. This increase was primarily due to a $779,000, or 21.9%, increase in table games revenue and a $538,000, or 100%, increase in slot promotion revenue, partially offset by a $601,000, or 3.9%, decrease in slot machine revenue and a $21,000, or 7.0%, decrease in keno revenue. The increase in table games revenue was attributable to an increase in the win percentage of 3.5%, which was partially offset by a decrease in drop of $1,662,000, or 5.6%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the 2001 period was 199. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.02% and a decrease in slot coin-in of $9,286,000 or 3.6%.

Hotel revenues decreased by approximately $226,000, or 4.5%, from $5,050,000 during the 2000 period to $4,824,000 during the 2001 period. This decrease was primarily due to a decrease in the average daily room rate of $1.14, from $39.51 in the 2000 period to $38.37 in the 2001 period, and room occupancy, as a percentage of total rooms available for sale, decreased from 92.6% for the 2000 period, to 91.4% for the 2001 period.

Food and beverage revenues increased approximately $188,000, or 3.5%, from $5,345,000 during the 2000 period to $5,533,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of an increase in cash covers of 16,140, or 6.7%.

Other revenues decreased by approximately $2,196,000, or 73.8%, from $2,975,000 during the 2000 period to $779,000 during the 2001 period. This decrease was primarily due to payments received in 2000, of approximately $1,622,000, under a settlement agreement with the Band and a reduction in chips taken to income of approximately $348,000.

Promotional allowances decreased by approximately $47,000, or 1.8%, from $2,581,000 during the 2000 period to $2,534,000 during the 2001 period due to a decrease in complimentary rooms, food, and beverage resulting from an decrease in casino complimentaries due, in part, to decreased slot play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $359,000, or 2.1%, from $17,348,000 for the 2000 period to $17,707,000 for the 2001 period.

Casino expenses increased $239,000, or 3.7%, from $6,469,000 during the 2000 period to $6,708,000 during the 2001 period, and expenses as a percentage of revenue remained constant at 33.5%.

Food and beverage costs and expenses increased by approximately $141,000, or 4.1%, from $3,473,000 during the 2000 period to $3,614,000 during the 2001 period, and expenses as a percentage of revenues increased from 65.0% to 65.3%.

Taxes and licenses decreased $17,000, or 0.6%, from $2,993,000 in the 2000 period to $2,976,000 in the 2001 period as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $667,000, from $5,594,000 during the 2000 period to $4,927,000 during the 2001 period, and as a percentage of total net revenues, expenses decreased from 18.6% to 17.2% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs. In addition, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") decreased by approximately $1,186,000, or 16.6%, from $7,167,000 during the 2000 period to $5,981,000 during the 2001 period. The decrease was due primarily to a reduction in other revenues as discussed above.

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

OTHER EXPENSES

Rent expense increased by approximately $56,000, or 2.7%, from $2,077,000 during the 2000 period to $2,133,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

Depreciation and amortization increased by approximately $135,000, or 7.1% from $1,900,000 during the 2000 period to $2,035,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $46,000, or 5.4% from $851,000 during the 2000 period to $805,000 for the 2001 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's Notes as a result of recent principal payments by the Company.


During the 2000 period, the Company incurred approximately $223,000 in merger and litigation costs related to the Paulson Litigation discussed in Note 4 to the Condensed Consolidated Financial Statements, which was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $65,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $850,000 compared to $2,352,000 in the 2000 period, a decline of $1,502,000 or 63.9%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5.2 million at June 30, 2001, as compared to approximately $5 million at December 31, 2000.

During the first six months of 2001, the Company's net cash provided by operating activities was $2,336,000 compared to $2,676,000 in 2000. EBITDA, as defined, for the first six months of 2001 and 2000 was $6.0 million and $7.2 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Significant debt service on the Company's Notes is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

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

In December 2000, the Company made an additional principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by Palm Springs East, L.P. ("PSELP") regarding the settlement agreement with the Band. In June 2001, the Company made an additional principal payment on the Notes in the amount of $1 million from the Company's operating cash flow.

Cash flow from operations is not expected to be sufficient to pay the remaining $7 million of principal of the Notes at maturity on October 20, 2003, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption, will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended June 30, 2001 the Ratio was 6.74 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At June 30, 2001, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At June 30, 2001, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. A waiver was obtained by the Company from the lender through December 31, 2001.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $419,000 and $792,000 during 2001 and 2000, respectively. Management has forecasted capital expenditures to be $2.6 million for the year 2001. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $367,000 of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the first six months of 2000. This did not have any effect on previously reported EBITDA, as defined, or net income.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a significant impact on our financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At June 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at June 30, 2001.

Part II. OTHER INFORMATION

 Item 6.          Exhibits and Reports

         (2)      10.66    Waiver of  Compliance  dated  May 8, 2001
                           incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10Q for the quarterly period ended March 31, 2001).

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



Dated:  August 14, 2001