Form 10-Q
period 2001-09-30
ELSINORE CORP
filed 2001-11-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ___________________ to ___________________

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

                          YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                November 14, 2001              4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                             PAGE
         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at
                  September 30, 2001 and December 31, 2000                   4

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended September 30, 2001 and
                  September 30, 2000                                         6

                  Condensed Consolidated Statements of Operations
                  for the Nine Months Ended September 30, 2001 and
                  September 30, 2000                                         8

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the Nine Months Ended September 30, 2001       10

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2001 and
                  September 30, 2000                                        11

                  Notes to Condensed Consolidated Financial Statements      13

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                         28


PART II. OTHER INFORMATION:

        Item 4.  Submission of Matters to a Vote of Security Holders        29

        Item 6.  Exhibits and Reports on Form 8-K                           29

 SIGNATURES                                                                 30



PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)



                                               September 30,      December 31,
                                                   2001               2000
                                              --------------   -----------------

Assets

Current Assets:
  Cash and cash equivalents                        $5,245              $5,008
  Accounts receivable, less allowance for
    doubtful accounts of $279 and $282,
    respectively                                      461                 530
  Inventories                                         299                 394
  Prepaid expenses                                  1,504               1,396
                                              --------------   -----------------
     Total current assets                           7,509               7,328

Property and equipment, net                        36,920              38,697

Reorganization value in excess of amounts
    allocable to identifiable assets                  268                 287

Other assets                                        1,853               1,683
                                              --------------   -----------------

    Total assets                                  $46,550             $47,995
                                              ==============   =================





                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                    September 30, 2001 and December 31, 2000
                                    Unaudited
                             (Dollars in Thousands)





                                               September 30,      December 31,
                                                   2001               2000
                                              --------------   -----------------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                   $998              $1,243
  Accrued interest                                     89                 255
  Accrued expenses                                  4,258               3,618
  Current portion of long-term debt                   647               1,178
                                              --------------   -----------------
     Total current liabilities                      5,992               6,294

Long-term debt, less current portion                8,737              10,093
                                              --------------   -----------------
     Total liabilities                             14,729              16,387
                                              --------------   -----------------

Commitments and contingencies (Note 3)

Shareholders' equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $21,439
  and $20,528, at September 30, 2001 and
  December 31, 2000, respectively.                 21,439              20,528

Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  September 30, 2001 and December 31, 2000.             5                   5

Additional paid-in capital                          6,198               7,109
Retained earnings                                   4,179               3,966
                                              --------------   -----------------
     Total shareholders' equity                    31,821              31,608
                                              --------------   -----------------

     Total liabilities and shareholders'
     equity                                       $46,550             $47,995
                                              ==============   =================


See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                  Three              Three
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------
Revenues, net:
 Casino                                            $9,631              $8,613
 Hotel                                              2,088               2,120
 Food and beverage                                  2,526               2,355
 Other                                                359               1,235
                                              --------------   -----------------
   Total revenues                                  14,604              14,323
 Promotional allowances                            (1,341)             (1,001)
                                              --------------   -----------------
   Net revenues                                    13,263              13,322
                                              --------------   -----------------

Costs and expenses:
 Casino                                             3,717               3,094
 Hotel                                              2,165               2,256
 Food and beverage                                  1,656               1,625
 Taxes and licenses                                 1,409               1,361
 Selling, general and
  administrative                                    2,474               2,437
 Rents                                              1,068               1,026
 Depreciation and
  amortization                                      1,054                 978
 Interest                                             309                 460
 Merger and litigation costs, net                      48                  98
                                              --------------   -----------------
   Total costs and
    expenses                                       13,900              13,335
                                              --------------   -----------------
   Net loss before income taxes and
    undeclared dividends on cumulative
    convertible preferred stock                      (637)                (13)

Income taxes                                          (15)                  -
                                              --------------   -----------------

   Net loss before undeclared
    dividends on cumulative
    convertible preferred stock                      (622)                (13)

Undeclared dividends on cumulative
 convertible preferred stock                          303                 381
                                              --------------   -----------------

Net loss applicable
 to common shares                                   ($925)              ($394)

                                              ==============   =================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited



                                                  Three              Three
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------


Basic and diluted loss
 per share:

Basic loss per share                                ($.19)              ($.08)
                                              ==============   =================

Weighted average number of
 common shares outstanding                      4,993,965           4,993,965
                                              ==============   =================

Diluted loss per share                              ($.19)              ($.08)
                                              ==============   =================

Weighted average number of
 common and common equivalent
 shares outstanding                             4,993,965           4,993,965
                                              ==============   =================




See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                             (Dollars in Thousands)


                                                  Nine               Nine
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------
Revenues, net:
 Casino                                           $29,644             $27,933
 Hotel                                              6,912               7,170
 Food and beverage                                  8,059               7,700
 Other                                              1,138               4,210
                                              --------------   -----------------
   Total revenues                                  45,753              47,013
 Promotional allowances                            (3,875)             (3,935)
                                              --------------   -----------------
   Net revenues                                    41,878              43,078
                                              --------------   -----------------

Costs and expenses:
 Casino                                            10,425               9,563
 Hotel                                              6,574               6,669
 Food and beverage                                  5,270               5,098
 Taxes and licenses                                 4,385               4,354
 Selling, general and
  administrative                                    7,401               7,677
 Rents                                              3,201               3,103
 Depreciation and
  amortization                                      3,089               2,878
 Interest                                           1,114               1,311
 Merger and litigation costs, net                     206                  85
                                              --------------   -----------------
   Total costs and
    expenses                                       41,665              40,738
                                              --------------   -----------------
   Net income before
    undeclared dividends on cumulative
    convertible preferred stock                       213               2,340

Undeclared dividends on cumulative
 convertible preferred stock                          911                 954
                                              --------------   -----------------

Net income (loss) applicable
 to common shares                                  ($698)              $1,386

                                              ==============   =================





                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited


                                                  Nine               Nine
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------

Basic and diluted income (loss)
 per share:

Basic income (loss) per share                       ($.14)               $.28
                                              ==============   =================

Weighted average number of
 common shares outstanding                      4,993,965           4,993,965
                                              ==============   =================

Diluted income (loss) per share                     ($.14)               $.03
                                              ==============   =================

Weighted average number of
 common and common equivalent
 shares outstanding                             4,993,965          97,993,965
                                              ==============   =================


See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                      Nine Months Ended September 30, 2001
                                    Unaudited
                             (Dollars in thousands)

             Common Stock     Preferred Stock
             --------------------------------

                Out-            Out-          Additional              Total
              Standing        Standing         Paid-In-  Retained  Shareholders'
               Shares  Amount  Shares  Amount  Capital    Earnings   Equity
             -------------------------------------------------------------------


Balance,
 January 1,
 2001        4,993,965  $5  50,000,000  $20,528 $7,109    $3,966     $31,608

Net income                                                   213         213

Undeclared
preferred
stock
dividends                                   911  (911)
             -------------------------------------------------------------------

Balance,
 September
 30, 2001    4,993,965  $5  50,000,000  $21,439 $6,198    $4,179     $31,821
             ===================================================================

See accompanying notes to condensed consolidated financial statements.






                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                                  Nine               Nine
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------
Cash flows from operating  activities:
 Net income                                          $213              $2,340
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                   3,089               2,878
 Changes in assets and
   liabilities:
   Accounts receivable                                 69                 (31)
   Inventories                                         95                 268
   Prepaid expenses                                  (108)               (120)
   Other assets                                      (151)                (21)
   Accounts payable                                  (245)               (861)
   Accrued interest                                  (166)                (58)
   Accrued expenses                                   640                (603)
                                              --------------   -----------------
 Net cash provided by
   operating activities                             3,436               3,792
                                              --------------   -----------------

Cash flows used in investing
   activities - capital
   expenditures                                    (1,205)             (1,268)
                                              --------------   -----------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                      (1,994)             (1,794)
                                              --------------   -----------------

Net increase in cash and cash
 equivalents                                          237                 730

Cash and cash equivalents at
 beginning of period                                5,008               3,547
                                              --------------   -----------------

Cash and cash equivalents at
 end of period                                     $5,245              $4,277
                                              ==============   =================



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)



                                                  Nine               Nine
                                                 Months             Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2001               2000
                                              --------------   -----------------



Supplemental disclosure of non-cash
investing and financing activities:
  Equipment purchased with capital
  lease financing                                    $107                 $59
                                              ==============   =================
Supplemental disclosure of cash activities:
  Cash paid for interest                           $1,275              $1,969
                                              ==============   =================
  Cash paid for income taxes                          $50                  $2
                                              ==============   =================

See accompanying notes to condensed consolidated financial statements.



                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

1.      Summary of Significant Accounting Policies

(a)     Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  Elsinore
Corporation  and  its  wholly-owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

(b)     Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and September 30, 2000, and the results of its cash flows for the nine months ended September 30, 2001 and September 30, 2000. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

(d)     Recently Issued Accounting Standards

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $178,000 and $546,000 of slot club "cash back" rewards, previously shown as casino expenses, was reclassified as a reduction of casino revenues in the three and nine months period ended September 30, 2000, respectively. This did not have any effect on previously reported EBITDA, as defined, or net income.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

(e)     Net Income Per Common Share

Basic per share amounts are computed by dividing net income (loss) by weighted average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by weighted average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the three-month periods ended September 30, 2001 and September 30, 2000 and the nine-month period ended September 30, 2001, the effect of the common stock equivalents was anti-dilutive.

                                                  Nine Months Ended
                                                  September 30, 2001
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
                                      ------------------------------------------
Basic EPS:
  Net income available to common
  shareholders                          $1,386,000        4,993,965       $0.28
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                    954,000       93,000,000       (0.25)
Diluted EPS:
                                      ------------ ---------------- ------------
 Net income available to common
 shareholders plus assumed conversions  $2,340,000       97,993,965       $0.03
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

The following tables set forth certain operating information for the Company for the three and nine months ended September 30, 2001 and 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.



                               Three Months Ended           Three Months Ended
                               September 30, 2001           September 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                       $9,631       72.6%            $8,613      64.7%
   Hotel                         2,088       15.7%             2,120      15.9%
   Food & beverage               2,526       19.0%             2,355      17.7%
   Other                           359        2.7%             1,235       9.3%
                             -----------   --------       -----------   --------
     Total revenue              14,604      110.1%            14,323     107.5%
   Promotional allowances       (1,341)     (10.1%)           (1,001)     (7.5%)
                             -----------   --------       -----------   --------
     Net revenues               13,263      100.0%            13,322     100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                        3,717       38.6%             3,094      35.9%
   Hotel                         2,165      103.7%             2,256     106.4%
   Food and beverage             1,656       65.6%             1,625      69.0%
   Taxes and licenses            1,409       10.6%             1,361      10.2%
   Selling, general and
     administrative              2,474       18.7%             2,437      18.3%
   Rents                         1,068        8.1%             1,026       7.7%
   Depreciation and
     amortization                1,054        7.9%               978       7.3%
   Interest                        309        2.3%               460       3.5%
   Merger and litigation costs,
     net                            48         .4%                98        .7%
                             -----------   --------       -----------   --------
     Total costs and expenses   13,900      104.8%            13,335     100.1%
                             -----------   --------       -----------   --------

   Net loss before income taxes
    and undeclared dividends on
    cumulative convertible        (637)      (4.8%)              (13)     (0.1%)
    preferred stock

   Income taxes                    (15)      (0.1%)                -        .0%
                             -----------   --------       -----------   --------

   Net loss before undeclared
    dividends on cumulative
    convertible preferred stock   (622)      (4.7%)              (13)     (0.1%)

    Undeclared dividends on
     cumulative convertible
     preferred stock
                                   303        2.3%                381      2.9%
                             -----------   --------       -----------   --------
   Net loss applicable
    to common shares              (925)      (7.0%)              (394)    (3.0%)
                             -----------   --------       -----------   --------




                               Three Months Ended           Three Months Ended
                               September 30, 2001           September 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
Net loss applicable
  to common shares               ($925)      (7.0%)           ($394)      (3.0%)
  Interest                         309        2.3%              460        3.5%
  Income taxes                     (15)        .1%                -         .0%
  Depreciation and amortization  1,054        7.9%              978        7.3%
  Rents                          1,068        8.1%            1,026        7.7%
  Merger and litigation costs       48         .4%               98         .7%
  Undeclared dividends             303        2.3%              381        2.9%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $1,842       13.9%           $2,549       19.1%
                             ===========   ========       ===========   ========





EBITDA consists of earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.



                               Nine Months Ended            Nine Months Ended
                               September 30, 2001           September 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                      $29,644       70.8%          $27,933       64.8%
   Hotel                         6,912       16.5%            7,170       16.6%
   Food & beverage               8,059       19.2%            7,700       17.9%
   Other                         1,138        2.7%            4,210        9.8%
                             -----------   --------       -----------   --------
     Total revenue              45,753      109.3%           47,013      109.1%
   Promotional allowances       (3,875)      (9.3%)          (3,935)      (9.1%)
                             -----------   --------       -----------   --------
     Net revenues               41,878      100.0%           43,078      100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                       10,425       35.2%            9,563       34.2%
   Hotel                         6,574       95.1%            6,669       93.0%
   Food and beverage             5,270       65.4%            5,098       66.2%
   Taxes and licenses            4,385       10.5%            4,354       10.1%
   Selling, general and
     administrative              7,401       17.7%            7,677       17.8%
   Rents                         3,201        7.6%            3,103        7.2%
   Depreciation and
     amortization                3,089        7.4%            2,878        6.7%
   Interest                      1,114        2.7%            1,311        3.0%
   Merger and litigation costs,
     net                           206         .5%               85         .2%
                             -----------   --------       -----------   --------
     Total costs and expenses   41,665       99.5%           40,738       94.6%
                             -----------   --------       -----------   --------

   Net income before
    undeclared dividends on
    cumulative convertible
    preferred stock                213         .5%            2,340        5.4%

    Undeclared dividends on
     cumulative convertible
     preferred stock               911        2.2%              954        2.2%
                             -----------   --------       -----------   --------

   Net income (loss) applicable
    to common shares              (698)      (1.7%)           1,386        3.2%
                             -----------   --------       -----------   --------



                               Nine Months Ended            Nine Months Ended
                               September 30, 2001           September 30, 2000
                             ----------------------       ----------------------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
Net income (loss) applicable
  to common shares               ($698)      (1.7%)          $1,386        3.2%
  Interest                       1,114        2.7%            1,311        3.0%
  Income taxes                      15         .0%                -         .0%
  Depreciation and amortization  3,089        7.4%            2,878        6.7%
  Rents                          3,201        7.6%            3,103        7.2%
  Merger and litigation costs      206         .5%               85         .2%
  Undeclared dividends             910        2.2%              954        2.2%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization, rents, merger
  and litigation costs, and
  undeclared dividends (EBITDA) $7,823       18.7%           $9,717       22.6%
                             ===========   ========       ===========   ========





Cash flows provided by
 operating activities           $3,436                       $3,792
                             ===========                  ===========
Cash flows used in investing
   activities                   $1,205                       $1,268
                             ===========                  ===========
Cash flows used in financing
   activities                   $1,994                       $1,794
                             ===========                  ===========









                 THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

Net revenues decreased by approximately $59,000, or .4%, from $13,322,000 during the 2000 period, to $13,263,000 for the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Twenty-Nine Palms Band of Mission Indians (the "Band") offset by an increase in casino revenues and promotional allowances. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there has been a disruption in travel. These terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has materially adversely affected our operating results since September 11, 2001.

Casino revenues increased by approximately $1,018,000, or 11.8%, from $8,613,000 during the 2000 period to $9,631,000 during the 2001 period. This increase was primarily due to a $322,000, or 21.9%, increase in table games revenue, a
$306,000, or 100%, increase in slot promotion revenue, a $234,000, or 3.3%, increase in slot machine revenue and a $137,000, or 100%, increase in poker revenue, partially offset by a $36,000, or 8.2%, decrease in keno revenue. The increase in table games revenue was attributable to an increase in the win percentage of 2.64%, which was partially offset by a decrease in drop of
$23,000, or .2%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the three-month 2001 period was 166. The increase in slot machine revenue was attributable to an increase in hold percentage of 0.05% and an increase in slot coin-in of $2,968,000 or 2.5%. The increase in poker revenue was attributable to poker tournament revenue earned during the Four Queens Poker Classic, which was held from September 5 through September 23, 2001, as well as revenues earned from live poker play during the same time period.

Hotel revenues decreased by approximately $32,000, or 1.5%, from $2,120,000 during the 2000 period to $2,088,000 during the 2001 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 92.9% for the 2000 period, to 89.1% for the 2001 period. This decrease was partially offset by an increase in the average daily room rate of $1.62, from $32.79 in the 2000 period to $34.41 in the 2001 period. The overall decline in the quarter's performance was primarily attributed to a reduction in individual call volume.

Food and beverage revenues increased approximately $171,000, or 7.3%, from $2,355,000 during the 2000 period to $2,526,000 during the 2001 period. This increase was primarily due to an increase in cash beverage sales as a result of a higher average check.

Other revenues decreased by approximately $876,000, or 70.9%, from $1,235,000 during the 2000 period to $359,000 during the 2001 period. This decrease was primarily due to payments received in 2000, of approximately $850,000, under a settlement agreement with the Band.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $611,000, or 7.3%, from $8,336,000 for the 2000 period to $8,947,000 for the 2001 period.

Casino expenses increased $623,000, or 20.1%, from $3,094,000 during the 2000 period to $3,717,000 during the 2001 period, and expenses as a percentage of revenue increased from 35.9% to 38.6%.

Food and beverage costs and expenses increased by approximately $31,000, or 1.9%, from $1,625,000 during the 2000 period to $1,656,000 during the 2001 period; however, expenses as a percentage of revenues decreased from 69.0% to 65.6%.

Taxes and licenses increased $48,000, or 3.5%, from $1,361,000 in the 2000 period to $1,409,000 in the 2001 period as a result of corresponding increases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses increased $37,000, or 1.5%, from $2,437,000 during the 2000 period to $2,474,000 during the 2001 period, and as a percentage of total net revenues, expenses increased from 18.3% to 18.7%.

The Company has commitments for various union payroll increases which are expected to increase future payroll costs.

EBITDA

Earnings before interest, taxes, depreciation and amortization, rents, merger and litigation costs, and undeclared dividends ("EBITDA") decreased by approximately $707,000, or 27.7%, from $2,549,000 during the 2000 period to $1,842,000 during the 2001 period. The decrease was due primarily to a reduction in other revenues as discussed above.

While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

OTHER EXPENSES

Rent expense increased by approximately $42,000, or 4.1%, from $1,026,000 during the 2000 period to $1,068,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

Depreciation and amortization increased by approximately $76,000, or 7.8% from $978,000 during the 2000 period to $1,054,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $151,000, or 32.8% from $460,000 during the 2000 period to $309,000 for the 2001 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of recent principal payments by the Company.

During the 2001 period, the Company incurred approximately $48,000 in merger and litigation costs related to the Paulson Litigation discussed in Note 4 to the Condensed Consolidated Financial Statements.

NET LOSS BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced a net loss before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $637,000 compared to $13,000 in the 2000 period, a decline of $624,000.


                  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

Net revenues decreased by approximately $1,200,000, or 2.8%, from $43,078,000 during the 2000 period, to $41,878,000 for the 2001 period. This decrease was primarily due to payments received in 2000 under a settlement agreement with the Band offset by an increase in casino revenues. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there has been a disruption in travel. These terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has materially adversely affected our operating results since September 11, 2001.

Casino revenues increased by approximately $1,711,000, or 6.1%, from $27,933,000 during the 2000 period to $29,644,000 during the 2001 period. This increase was primarily due to a $1,100,000, or 21.8%, increase in table games revenue, a $843,000, or 100%, increase in slot promotion revenue and a $137,000, or 100%, increase in poker revenue, partially offset by a $367,000, or 1.6%, decrease in slot machine revenue. The increase in table games revenue was attributable to an increase in the win percentage of 3.2%, which was partially offset by a decrease in drop of $1,686,000, or 4.0%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the nine-month 2001 period was 186. The decrease in slot machine revenue was attributable to a decrease in slot coin-in of $6,318,000 or 1.7%. The increase in poker revenue was attributable to poker tournament revenue earned during the Four Queens Poker Classic, which was held from September 5 through September 23, 2001, as well as revenues earned from live poker play during the same time period.

Hotel revenues decreased by approximately $258,000, or 3.6%, from $7,170,000 during the 2000 period to $6,912,000 during the 2001 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 92.4% for the 2000 period, to 82.4% for the 2001 period; however, the average daily room rate increased $3.06, from $37.63 in the 2000 period to $40.69 in the 2001 period.

Food and beverage revenues increased approximately $359,000, or 4.7%, from $7,700,000 during the 2000 period to $8,059,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of an increase in complimentary covers of 7,606, or 9.7% and an increase in a higher average beverage check.

Other revenues decreased by approximately $3,072,000, or 73.0%, from $4,210,000 during the 2000 period to $1,138,000 during the 2001 period. This decrease was primarily due to payments received in 2000, of approximately $2,473,000, under a settlement agreement with the Band and a reduction in chips taken to income of approximately $348,000.

Promotional allowances decreased by approximately $60,000, or 1.5%, from $3,935,000 during the 2000 period to $3,875,000 during the 2001 period due to a decrease in complimentary rooms, food, and beverage resulting from an decrease in casino complimentaries due, in part, to decreased slot play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $970,000, or 3.8%, from $25,684,000 for the 2000 period to $26,654,000 for the 2001 period.

Casino expenses increased $862,000, or 9.0%, from $9,563,000 during the 2000 period to $10,425,000 during the 2001 period, and expenses as a percentage of revenue increased from 34.2% to 35.2%.

Hotel expenses decreased $95,000, or 1.4%, from $6,669,000 during the 2000 period to $6,574,000 during the 2001 period, however, expenses as a percentage of revenue increased from 93.0% to 95.1%.

Food and beverage costs and expenses increased by approximately $172,000, or 3.4%, from $5,098,000 during the 2000 period to $5,270,000 during the 2001 period; however, expenses as a percentage of revenues decreased from 66.2% to 65.4%.

Taxes and licenses increased $31,000, or 0.7%, from $4,354,000 in the 2000 period to $4,385,000 in the 2001 period as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased $276,000, or 3.6%, from $7,677,000 during the 2000 period to $7,401,000 during the 2001 period, and as a percentage of total net revenues, expenses decreased from 17.8% to 17.7% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

The Company believes that citywide competition for experienced employees may increase employee turnover and lead to increased payroll costs. In addition, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.

EBITDA

EBITDA, as defined, decreased by approximately $1,894,000, or 19.5%, from $9,717,000 during the 2000 period to $7,823,000 during the 2001 period. The decrease was due primarily to a reduction in other revenues as discussed above.

OTHER EXPENSES

Rent expense increased by approximately $98,000, or 3.2%, from $3,103,000 during the 2000 period to $3,201,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

Depreciation and amortization increased by approximately $211,000, or 7.3% from $2,878,000 during the 2000 period to $3,089,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

Interest expense decreased by approximately $197,000, or 15.0% from $1,311,000 during the 2000 period to $1,114,000 for the 2001 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's Notes as a result of recent principal payments by the Company.


During the 2000 period, the Company incurred approximately $271,000 in merger and litigation costs related to the Paulson Litigation discussed in Note 4 to the Condensed Consolidated Financial Statements, which was partially offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $65,000.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $213,000 compared to $2,340,000 in the 2000 period, a decline of $2,127,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $5.2 million at September 30, 2001, as compared to approximately $5 million at December 31, 2000.

During the first nine months of 2001, the Company's net cash provided by operating activities was $3,436,000 compared to $3,792,000 in 2000. As a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which have materially adversely affected our operating results since September 11, 2001. The Company is not certain of the impact that the events of September 11 may continue to have, if any, on future operations. EBITDA, as defined, for the first nine months of 2001 and 2000 was $7.8 million and $9.7 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

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

Scheduled interest payments on the Notes and other indebtedness is $1.3 million in 2001, declining to $600,000 in 2004. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $2 million for 2001, of which $260,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

In December 2000, the Company made an additional principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by Palm Springs East, L.P. ("PSELP") regarding the settlement agreement with the Band. In June 2001, the Company made an additional principal payment on the Notes in the amount of $1 million from the Company's operating cash flow.

Cash flows from operations are not expected to be sufficient to pay the remaining $7 million of principal of the Notes at maturity on October 20, 2003, in the event of a Change of Control, or upon a mandatory redemption. Accordingly, the ability of the Company to repay the Notes at maturity, upon a Change of Control, or upon a mandatory redemption, will be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended September 30, 2001 the Ratio was 6.86 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At September 30, 2001, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At September 30, 2001, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. A waiver was obtained by the Company from the lender through December 31, 2001.

Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $1,205,000 and $1,268,000 during 2001 and 2000, respectively. As a result of the acts of domestic terrorism committed in Washington D.C. and New York City on September 11, Management has re-forecasted capital expenditures to be $2 million for the year 2001. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.


RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $546,000 of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the first nine months of 2000. This did not have any effect on previously reported EBITDA, as defined, or net income.

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

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 2000. In addition, recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public's general reluctance to travel, could negatively impact our business, financial condition, results of operations and may result in the volatility of the market place for our common stock and on the future price of our common stock. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's financial instruments include cash and long-term debt. At September 30, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at September 30, 2001.


                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          On October 16, 2001, the Company held its Annual Meeting of Shareholders. John C. "Bruce" Waterfall, Philip W. Madow, S. Barton Jacka and Donald A. Hinkle were re-elected as Directors of the Company. Out of the 4,993,965 shares of Common Stock and 50,000,000 of Preferred Stock, entitled to vote at such meeting, there were present in person or by proxy 54,646,439 shares. The voting results were as follows:



          Name                        For         %    Against  %  Withheld   %
          -------------------------   --------------   ----------  ------------
          John C. "Bruce" Waterfall   54,646,439 100      0     0     0       0

          Jeffrey T. Leeds            54,646,439 100      0     0     0       0

          S. Barton Jacka             54,646,439 100      0     0     0       0

          Donald A. Hinkle            56,646,439 100      0     0     0       0






Part II.  OTHER INFORMATION

 Item 6.  (a)      Exhibits and Reports

                   None.

          (b)      Form 8-K filed during this quarter

                   None.






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



Dated:  November 14, 2001