Form 10-K
period 2001-12-31
ELSINORE CORP
filed 2002-04-01
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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


On March 27, 2002 there were 4,993,965 shares of common stock issued and outstanding. The market value of the common stock held by non-affiliates of the registrant as of March 27, 2002 was approximately $17,376.35. The market value was computed by reference to the closing sales price of $.05 per share reported on the NASDAQ "Bulletin Board" as of March 27, 2002.


                                TABLE OF CONTENTS

PART I                                                                   Page

         Item 1.  Business                                                 3
         Item 2.  Properties                                              15
         Item 3.  Legal Proceedings                                       16
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                              17

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters                       18
         Item 6.  Selected Financial Data                                 19
         Item 7.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                             21
         Item 7A  Quantitative and Qualitative Disclosures
                    About Market Risk                                     32
         Item 8.  Financial Statements and
                    Supplementary Data                                    32

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant                                     55
         Item 11. Executive Compensation                                  57
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management                      60
         Item 13. Certain Relationships and
                    Related Transactions                                  63

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K                       64

SIGNATURES                                                                71



                                     PART I

Item 1.  BUSINESS.

General.

     Elsinore Corporation, a Nevada corporation ("Elsinore" or the "Company"), is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. The Company incorporated under the laws of the State of Nevada on September 5, 1972 and its principal executive office is located at 202 Fremont Street, Las Vegas, Nevada 89101 and its telephone number is (702) 385-4011. Four Queens also holds a casino service license in New Jersey allowing it to distribute its casino game "Multiple Action Blackjack." Four Queens currently distributes the game to six casinos in New Jersey. The Four Queens' New Jersey license expired on May 31, 2001; however, the application for renewal has been accepted by the New Jersey Gaming Commission and is pending approval. While awaiting such final approval for renewal, the license is considered active. There can be no assurance that this license will be renewed. Gaming management activities conducted by Elsinore's other subsidiaries prior to the Company's bankruptcy reorganization, discussed below, have terminated.


Recent Developments.

     On March 14, 2002, Elsinore announced that Four Queens entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. In addition, pursuant to the terms of the asset purchase agreement, SummerGate, Inc. will offer employment to all Four Queens employees.

     The assets of the Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the Four Queens, Elsinore will not have an operating asset. The Board of Directors of both Elsinore and the Four Queens anticipate that, following the sale of the Four Queens, they will adopt a plan of dissolution and begin the process of winding-up and dissolving both the Four Queens and Elsinore. Elsinore anticipates that the proceeds from the sale will be used solely to pay the debts of the Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock"), plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At February 28, 2002, total liabilities of Elsinore were approximately $7.6 million, and total liabilities of the Four Queens were approximately $7.8 million (of which SummerGate, Inc. will assume approximately $4.0 million pursuant to the terms of the asset purchase agreement). The increase in total liabilities from December 31, 2001 was due primarily to an increase in notes payable as a result of recent slot machine purchases. In addition, as of February 28, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22 million, including accumulated dividends, and approximately 4,993,965 shares of common stock (the "Common Stock").

     In the event the Four Queens and Elsinore are dissolved, based upon the total assets of the Four Queens and Elsinore as of March 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there will not be any remaining assets available for distribution to the holders of Elsinore's Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), delivered a written consent on March 22, 2002 approving the sale of the Four Queens.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, such as approval of the Nevada Gaming Commission, and other licensing approvals. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated. If all conditions are satisfied, the sale is expected to be consummated during the second quarter of 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. See discussion in Notes to the Consolidated Financial Statements.


The Four Queens Casino.

     Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on approximately 3.2 acres, of which 2.3 acres are leased from various lessors. The property is situated adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, approximately 32,000 square feet of casino space, three full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, approximately 14,600 square feet of function space and approximately 543 parking spaces. The casino has 1,025 slot machines, 27 gaming tables, a keno parlor, and a sports book.

     Management. On October 31, 1995, Elsinore and certain of its wholly owned subsidiaries filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The resulting plan of reorganization of Elsinore and those subsidiaries (the "Plan") was confirmed on August 12, 1996 (the "Confirmation Date") and became effective following the close of business on February 28, 1997 (the "Plan Effective Date"). From the Confirmation Date until March 31, 1997, Riviera Gaming Management Corp. - Elsinore ("RGME"), an indirect subsidiary of Riviera Holdings Corp. ("Riviera"), managed the Four Queens Casino under an interim management arrangement. The term of RGME's definitive management arrangement for the Four Queens Casino (the "Management Arrangement"), which went into effect on April 1, 1997 in accordance with the terms of the Plan, was approximately 40 months, subject to earlier termination or extension. RGME was paid a minimum annual fee of $1 million in equal monthly installments. The Management Arrangement terminated on December 31, 1999.

     Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 2001, 2000, and 1999.

                                      2001            2000            1999
                                      ----            ----            ----
                                             (Dollars in Thousands)
 Casino(1)                         $ 38,075        $ 37,051        $ 39,408
 Hotel(2)                             8,950           9,647           8,822
 Food & beverage(2)                  10,792          10,298           9,646
 Other(3)                             1,426           8,137           3,130
                                     ------          ------          ------
                                     59,243          65,133          61,006
 Less: Promotional allowances(4)     (5,429)         (5,073)         (5,012)
                                     ------          ------          ------
 Net revenue                       $ 53,814        $ 60,060        $ 55,994
                                     ======          ======          ======

(1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

(2) Includes revenues from services provided as promotional allowances to casino customers and others on a complimentary basis.

(3) Consists primarily of amounts collected by Palm Springs East, L.P. ("PSELP"), of $6.2 million in 2000 and $1.2 million in 1999, commissions from credit card and automatic teller cash advances, and miscellaneous other income (including net royalties of $77,000 in 2001, $85,000 in 2000, and $85,000 in 1999 from the licensing of MULTIPLE ACTION "registered trademark" blackjack).

(4) To be consistent with the 2001 presentation, approximately $608,000 and $760,000 of slot club "cash back" rewards, previously shown as casino expenses, was reclassified as a reduction of casino revenues for 2000 and 1999, respectively, pursuant to the Emerging Issues Task Force ("EITF") 00-22. See Note 1 to the Consolidated Financial Statements.



     The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino at December 31, 2001.

Casino:
    Floor area (square feet)                                    32,000
    Slot machines                                                1,025
    Blackjack tables                                                16
    Craps tables                                                     3
    Big six                                                          0
    Caribbean stud poker tables                                      1
    Roulette wheels                                                  2
    Three card poker                                                 1
    Let-it-ride tables                                               2
    Pai gow poker tables                                             2
    Keno (seats)                                                    15
    Sports book                                                      1
Hotel:
    Rooms                                                           690
    Meeting areas (square feet)                                  14,600
Restaurants and entertainment and cocktail lounges:
    Restaurants                                                       5
    Restaurant seats                                                454
    Cocktail lounges                                                  3
Other:
    Gift shops                                                        1
    Parking facilities (cars)                                       543



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

          Marketing and Promotion. The Company promotes its gaming entertainment experience using a variety of advertising media including print, outdoor advertising, radio broadcast and the Internet. The Company continues to host a bus program offering a value-oriented experience to customers, primarily from the Southern California area, desiring a day or overnight trip. The Company continues to focus on maintaining its customer database by enrolling customers into its slot clubs by offering attractive promotional, cash, complimentary and retail offers.

          Targeted Database Marketing. The Company also continues to focus its efforts on a direct mail program in order to maintain its current customer database. The Company targets its database customers with a variety of monthly incentive offers, special promotions, tournaments and special events.

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

     The Company competes with a multitude of casino hotels in the greater Las Vegas metropolitan area. Currently, there are approximately 40 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip, a number of marquee properties have opened in the last several years, including the 2,600-room Aladdin Hotel and Casino which opened in August 2000, the 1,000-room addition at the Stratosphere Casino Hotel & Tower in mid-2001, and the 447-room Palms Casino Resort which opened in November 2001. The most significant projects now under construction or planned for 2002 are: a 620-room addition to the Orleans Hotel & Casino, on West Tropicana Avenue, in October 2002 and the opening of a 350-room Ritz Carlton, at Lake Las Vegas. Each of the foregoing facilities has or may have a theme and attractions that have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

     Employees. At December 31, 2001, the Four Queens Casino employed 889 persons, approximately 47% of whom were covered by collective bargaining agreements.


Control.

     Of the 4,929,313 shares of Common Stock issued pursuant to the Plan, 4,646,439 shares or 94.3% of the total outstanding were acquired by certain investment accounts (the "MWV Accounts") managed by Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV"). Of the shares which the MWV Accounts acquired, 995,280 shares were purchased at $5.00 per share under a Subscription Rights Agreement dated October 10, 1996 (the "Rights Agreement"), which was called for by the Plan. Under the Rights Agreement, a total of 1,000,000 shares of Common Stock were subscribed for at $5.00 per share and were issued on the Plan Effective Date. The other 4,720 shares were subscribed for by certain holders of the common stock that was canceled on the Plan Effective Date.

     Also pursuant to the Plan, the Company was required to issue additional shares of Common Stock to the following creditor groups or to a disbursing agent on behalf of such creditor groups:

     Unsecured Creditors of Four Queens, Inc.         50,491
     Unsecured Creditors of Elsinore Corporation      14,159
                                                      ------
            Total                                     64,650
                                                      ======

         The Company issued these shares on July 10, 2000.

     The shares of Common Stock acquired by the MWV Accounts, other than the 995,280 shares which were purchased under the Rights Agreement, were issued to the MWV Accounts under the Plan (i) in partial satisfaction of the MWV Accounts' respective allowed claims relating to the Company's 12.5% First Mortgage Notes due 2000 that were issued in October 1993 and (ii) as a premium for the MWV
Accounts' purchase of Common Stock under the Rights Agreement which was not subscribed for by other persons entitled to participate under the Rights Agreement.

     Holders of the approximately 15.9 million shares of pre-Plan Effective Date common stock that were canceled on the Plan Effective Date received, in the aggregate, 77,426 shares of Common Stock (including 4,720 shares purchased under the Rights Agreement). This represents 1.6% of the Common Stock outstanding on the Plan Effective Date.

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

     In addition, Elsinore issued to the MWV Accounts new second mortgage notes ("Existing Notes") in the aggregate principal amount of $11,104,000 in exchange for all remaining outstanding second mortgage notes held by the MWV Accounts in the same aggregate principal amount, pursuant to an amended indenture governing the New Mortgage Notes that reduced the interest rate payable thereon from the 13.5% payable under the old second mortgage notes to the 12.83% payable under the New Mortgage Notes. Following the recapitalization described in this section, Elsinore had notes outstanding in the aggregate principal amount of $11,104,000. The transactions, as described in this section, are collectively referred to as the "Recapitalization."

     The Company entered into a Third Supplemental Indenture on October 31, 2000 ("New Notes"), in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provision, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003 ("Notes").


The Las Vegas Market.

     Las Vegas is one of the fastest growing and largest entertainment markets in the United States. As reported by the Las Vegas Convention and Visitors Authority ("LVCVA"), for fiscal year 2001, gaming revenues in Clark County were $7.6 billion. Management believes that the number of visitors traveling to Las Vegas has increased at a significant rate, from 16.2 million visitors in 1987 to a record 35 million in 2001, representing a compound annual growth rate of 4.55%; however, visitor volume decreased from 35.8 million in 2000. The negative impact to visitor volume was due, in part, as a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, which disrupted travel to Las Vegas. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 6.83% from $14.3 billion in 1990 to $31.6 billion in 2001. The number of hotel and motel rooms in Las Vegas increased by approximately 104% from 61,934 in 1988 to 126,610 in 2001, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates on average were approximately 90.8% for the five year period from 1997 through 2001. Approximately 1,700 rooms are expected to be added to the Las Vegas market by 2003. The most significant projects currently under construction are the room additions to the Orleans on West Tropicana Avenue and the opening of the Ritz Carlton at Lake Las Vegas.

     The following table sets forth certain statistical information for the Las Vegas market for the years 1997 through 2001, as reported by the LVCVA.


                           Las Vegas Market Statistics

                                 2001      2000      1999      1998      1997
                                 ----      ----      ----      ----      ----

Visitor volume (in thousands)   35,017    35,850    33,809    30,605    30,465
Clark County gaming revenues    $7,632    $7,673    $7,211    $6,347    $6,152
 (in millions)
Hotel/motel rooms              126,610   124,270   120,294   109,365   105,347
Average hotel occupancy rate     88.9%     92.5%     92.1%     90.3%     90.3%
Airport passenger traffic       35,204    39,776    33,669    30,227    30,306
 (in thousands)
Convention attendance            4,049     3,853     3,773     3,302     3,519
 (in thousands)



The Downtown Market.

     General Information. Downtown Las Vegas, with its famous neon lighting and its 13 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

     Results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the Bellagio, MGM Grand, Luxor, Treasure Island, Monte Carlo, and New York New York casino/hotels had an adverse effect on downtown gaming revenue. In addition, the recent openings of Mandalay Bay, The Venetian, Paris, the MGM Grand expansion, and the new Aladdin, all on the Las Vegas Strip, have had a further adverse effect on downtown gaming revenue. These new casinos are primarily designed to attract high-end gaming and convention customers and, based on construction costs, are or will be priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

     With the proliferation of mega-casinos on the Las Vegas Strip, the Company believes that downtown Las Vegas has become increasingly appealing to the price-conscious vacationer. Four Queens attempts to offer a competitive package of rooms, restaurants, and the popular gaming devices demanded by the value-oriented vacationer.

     The Fremont Street Experience. The Fremont Street Experience, a public/private downtown Las Vegas revitalization development, opened to the public December 13, 1995. The development consists of a 90 foot high, 80 foot wide celestial vault, 1,400 feet in length, spanning Fremont Street, from Main Street to Fourth Street. Fremont Street from Main Street to Las Vegas Boulevard was closed to vehicular traffic creating a pedestrian mall. The celestial vault is the framework for the largest graphic display system in the world, which uses more than two million lights and the largest sound system in the world, entertaining millions of guests with sound and light shows. Nine major entertainment venues including the Four Queens Casino connect the development offering more than 11,000 slot machines, 350 blackjack and other table games, 45 restaurants and approximately 7,000 hotel rooms. The development also includes a 1,400 space parking facility. A 250,000 square feet entertainment retail center featuring a 14-screen movie complex and a variety of restaurants and other retail outlets opens on the mall Spring, 2002. The goal of the Fremont Street Experience is to create a special attraction for gaming customers and other visitors to Las Vegas through multiple activities which include on-going street entertainment, special events, concerts and community activities. Events can draw as many as 80,000 people. Through such attractions, the Fremont Street
Experience attempts to draw visitors to the downtown area and provide competition with the larger and new gaming and entertainment complexes located on or near the Las Vegas Strip.

     The Company and several of the other downtown casino operators collectively own the Fremont Street Experience through their ownership of Fremont Street Experience LLC, which holds title to the project. The Company has a 17.65% ownership share and is responsible for a proportionate share of the project's operating costs. See Note 9 to the Consolidated Financial Statements.



Gaming Regulation and Licensing.

     Nevada. Elsinore is registered with the Commission as a publicly traded company and has been found suitable as the sole shareholder of Four Queens. Four Queens holds a nonrestricted gaming license to conduct nonrestricted gaming operations at the Four Queens Casino. Ownership and operation of casino gaming facilities in Nevada, as well as the manufacture and distribution of gaming devices, are subject to extensive state and local regulation. Publicly traded parent corporations and holding companies of Nevada gaming licensees, as well as the licensed subsidiaries, are subject to the Nevada Gaming Control Act and their regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. A registered company and its gaming operations and companies are subject to the licensing and regulatory control of the Commission, the Board, the Clark County Liquor Gaming Licensing Board and possibly other local agencies throughout the State of Nevada, including the City of Las Vegas (collectively, the "Nevada Gaming Authorities").

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

     The Nevada Act requires any person who acquires more than 5% of the registered company's voting securities to report the acquisition to the Commission. The Nevada Act requires that beneficial owners of more than 10% of the registered company's voting securities apply to the Commission for a finding of suitability within 30 days after the Chairman of the Board mails written notice requiring such a filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of the registered company's voting securities, may apply to the Commission for a waiver of such a finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold the voting securities for investment purposes only unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, any change in the registered company's corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Commission may determine to be consistent with such investment intent. If the Commission grants a waiver to an "institutional investor" the waiver does not include a waiver or exemption from the requirement for prior approval to "acquire control" of a registered corporation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Commission or the Chairman of the Board may be found unsuitable. The same restriction applies to a record owner if the record owner, after request, fails to identify the beneficial owners. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. The registered company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the registered company or its subsidiaries, it: (i) pays that person any dividend or interest on voting securities of the registered company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

     The registered company may not make a public offering of its securities without the prior approval of the Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Any such approval, if given, would not constitute a finding, recommendation or approval by the Commission or the Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

     License fees and taxes, computed in various ways depending upon the type of gaming activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based upon either: (i) a percentage of gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside the State of Nevada, is required to deposit with the Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Board of his participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability.

     The granting of any registrations, amendment of orders of registration, findings of suitability, approvals or licenses are discretionary with the Nevada Gaming Authorities. The burden of demonstrating the suitability or desirability of certain business transactions is at all times upon the applicants. Any licensing or approval process requires the submission of detailed financial, business and possibly personal information, and the completion of a thorough investigation.

     New Jersey. Four Queens was granted a Casino Service Industry License by the State of New Jersey on May 11, 1998. The Four Queens' New Jersey license expired on May 31, 2001; however, the application for renewal has been accepted by the New Jersey Gaming Commission and is pending approval. While awaiting such final approval for renewal, the license is considered active. There can be no assurance that this license will be renewed.


Item 2.  PROPERTIES.

     Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. An adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four Queens Casino is subject to security interests under the Company's Notes. See
Note 6 of Notes to Consolidated Financial Statements.


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

     Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things: (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock; and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1998.

     Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1997, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

     The Merger Agreement contained conditions precedent to the consummation of the Merger, including: (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof; (ii) all necessary approvals from gaming authorities; and (iii) consummation of the Riviera Merger.

     On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking: (i) unspecified actual damages in excess of $20 million; (ii) $20 million in exemplary damages; and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

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

     By order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. Subsequently, the Court issued an order continuing the trail to April 9, 2002. The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

     On October 6, 2000, Palm Springs East, Limited Partnership ("PSELP"), a subsidiary of the Company, entered into a release and settlement agreement (the "PSELP Agreement") with the 29 Palms Band of Mission Indians (the "Tribe") regarding the settlement of a promissory note (the "Note") owed by the Tribe to PSELP. The Note was originally entered into by and between PSELP and the Tribe on October 8, 1996 for the aggregate amount of $9,000,000. Pursuant to the terms of the PSELP Agreement, the Tribe paid PSELP an aggregate amount of $3,500,000 on October 5, 2000, in addition to the $2.7 million previously paid by the Tribe in 2000. No additional amounts are due in connection with the settlement agreement.

     In addition, pursuant to the terms of the PSELP Agreement, PSELP and the Tribe agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the Note.

     The Company is also a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 16, 2001, the Company held its Annual Meeting of Shareholders. Each of the Directors of the Company, John C. "Bruce" Waterfall, Philip W. Madow, S. Barton Jacka and Donald A. Hinkle were re-elected. Out of the 4,993,965 shares of Common Stock and 50,000,000 shares of Preferred Stock entitled to vote at such meeting, there were present in person or by proxy
54,646,439 shares. Each share of Common Stock and Preferred Stock (on an as-converted basis except with respect to election of directors and as otherwise required by Nevada General Corporation Law) is entitled to one vote on all matters submitted to a vote of stockholders. In connection with the cumulative voting feature applicable to the election of directors, each stockholder is entitled to as many votes as shall equal the number of shares held by such person at the close of business on the record date, multiplied by the number of directors to be elected. The voting results were as follows:

Name                             For       %      Against   %      Withheld   %

John C. "Bruce" Waterfall    54,646,439  100%        0      0%         0      0%

Philip W. Madow              54,646,439  100%        0      0%         0      0%

S. Barton Jacka              54,646,439  100%        0      0%         0      0%

Donald A. Hinkle             54,646,439  100%        0      0%         0      0%

This was the only matter voted upon at the meeting.

     In connection with the Purchase  Agreement as discussed in Item 1. BUSINESS
- Recent Developments, the beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), delivered a written consent on March 22, 2002 approving the sale of the assets of the Four Queens.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ Stock Market "Bulletin Board" under the symbol ELSO. The following table sets forth, for the periods indicated, the high and low bid prices as reported, which represents inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.



                                    2001                         2000
                              -----------------           -----------------
                               High        Low             High        Low
                              -----------------           -----------------
           First quarter      $0.75       $0.20           $7.50       $0.38

           Second quarter      0.75        0.24            4.00        0.53

           Third quarter       0.65        0.24            1.88        0.72

           Fourth quarter      0.65        0.24            1.00        0.31

     As of the close of business on March 22, 2002, there were approximately 921 record owners of Common Stock.

     Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

     The trading market for the Common Stock is extremely thin. The MWV Accounts own 94.3% of the outstanding Common Stock, which they acquired pursuant to the Plan and, upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.6% of the Common Stock. The MWV Accounts have bought and sold Common Stock only within the MWV Accounts. The Common Stock held by the MWV Accounts is deemed beneficially owned by Mr.
Waterfall, Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.6% of the outstanding Common Stock. The remaining .4% of the outstanding shares is widely dispersed among numerous shareholders.

     Pursuant to the Plan, the Company issued 64,650 additional shares of New Common Stock. These shares were issued on July 10, 2000. These shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.


Item 6.   SELECTED FINANCIAL DATA.

     Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 2001. The selected consolidated financial data as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere herein.




                                        Reorganized                  Predecessor
                                          Company                       Company
                       ---------------------------------------------------------
                                                               March 1 | Jan. 1
                                                                  To   |    To
                                           December 31,        Dec. 31,|Feb. 28,
                         2001      2000      1999      1998      1997  |  1997
                         ----      ----      ----      ----      ----  |  ----
                        (Dollars in thousands except per share amounts)|
Balance sheet data:                                                    |
Total assets           $32,761   $47,995   $48,793   $49,748   $49,823 |
Current portion                                                        |
   of long-term debt       603     1,178     2,079     1,906     1,477 |
Long-term debt less                                                    |
  current maturities     8,684    10,093    14,264    15,548    38,141 |
6% Cumulative                                                          |
  convertible                                                          |
  preferred stock       21,760    20,528    19,366    18,270         - |
                                                                       |
Shareholders' equity   $18,039   $31,608   $25,339   $24,109    $3,086 |
                                                                       |
Operations data:                                                       |
Revenues (net)         $53,814   $60,060   $55,994   $55,097   $43,186 | $9,796
Income(loss) before                                                    |
  extraordinary items  (13,569)(b) 6,269       960    (1,272)   (1,914)|   (190)
Extraordinary item           -         -         -       (77)(a)       |
  Gain on extinguishment                                               |
  of debt                    -         -         -         -         - | 35,977
Net income(loss)       (13,569)    6,269       960    (1,349)   (1,914)| 35,787
Undeclared dividends                                                   |
  on cumulative                                                        |
  preferred stock        1,232     1,162     1,096       270         - |      -
Net income (loss)                                                      |
  applicable to                                                        |
  common shares       ($14,801)   $5,107     $(136)  $(1,619)  $(1,914)|$35,787
                                                                       |
Basic and diluted per                                                  |
  share amounts:                                                       |
Basic income (loss) before                                             |
  extraordinary items   ($0.33)    $1.02     $(.03)    $(.31)    $(.39)|  $(.01)
Extraordinary items          -         -         -      (.02)        - |   2.26
Basic income (loss)                                                    |
  per share             ($0.33)    $1.02     $(.03)    $(.33)    $(.39)|  $2.25
                                                                       |
Diluted income (loss)                                                  |
  per share             ($0.33)     $.06     $(.03)    $(.33)    $(.39)|  $2.25
                                                                       |
                                                                       |
Capital costs:                                                         |
Depreciation and                                                       |
  Amortization          $3,954    $3,872    $3,332    $2,804    $1,774 |   $529
Interest expense         1,415     1,634     1,997     4,372     4,239 |    772
Capital costs           $5,369    $5,506    $5,329    $7,176    $6,013 | $1,301


(a)  The  Company  incurred   approximately   $77,000  in  extraordinary   costs
     associated with the buyout of its 11.5% First Mortgage Notes.

(b) In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. See discussion in Notes of the Consolidated Financial Statements.





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.


FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition, the sale of assets pursuant to the Purchase Agreement and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; risks related to the sale of assets under the Purchase Agreement and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public's general reluctance to travel, could negatively impact our business, financial condition, results of operations and may result in the volatility of the market place for our common stock and on the future price of our common stock. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has entered into a Purchase Agreement for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. See Item 1. BUSINESS - Recent Developments.

     The assets of the Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the Four Queens, Elsinore will not have any operating assets. The Board of Directors of both Elsinore and the Four Queens anticipate that, following the sale of the Four Queens, they will adopt a plan of dissolution and begin the process of winding-up and dissolving both the Four Queens and Elsinore. Elsinore anticipates that the proceeds from the sale will be used solely to pay the debts of the Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding Preferred Stock, plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At February 28, 2002, total liabilities of Elsinore were approximately $7.6 million, and total liabilities of the Four Queens were approximately $7.8 million (of which SummerGate, Inc. will assume approximately $4.0 million pursuant to the terms of the asset purchase agreement). The increase in total liabilities from December 31, 2001, was due primarily to an increase in notes payable as a result of recent slot machine purchases. In addition, as of February 28, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22 million, including accumulated dividends, and approximately 4,993,965 shares of Common Stock.

     In the event the Four Queens and Elsinore are dissolved, based upon the total assets of the Four Queens and Elsinore as of March 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there will not be any remaining assets available for distribution to the holders of Elsinore's Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), delivered a written consent on March 22, 2002 approving the sale of the assets of the Four Queens.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, such as approval of the Nevada Gaming Commission, and other licensing approvals. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated. If all conditions are satisfied, the sale is expected to be consummated during the second quarter of 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. See discussion in Notes of the Consolidated Financial Statements.

     The Company had cash and cash equivalents of approximately $4.6 million at December 31, 2001, as compared to approximately $5 million at December 31, 2000.

     During 2001, the Company's net cash provided by operating activities was $3,419,000 compared to $8,287,000 in 2000, and $2,983,000 in 1999. The decrease from 2000 was due primarily to $6.2 million received during 2000 from 29 Palms Mission Band of Indians (the "Band") pursuant to a settlement agreement. In addition, as a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which have materially adversely affected our operating results since September 11, 2001. Although the Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations, the current results compared to prior years are continuing to improve. Other factors affecting the earnings before interest, taxes, depreciation, amortization, rents, extraordinary item, impairment loss, merger and litigation costs, and undeclared dividends ("EBITDA"), for the years ended 2001, 2000, and 1999 was $9.4 million, $16 million, and $10.6 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

     The Company has contractual obligations under long-term debt, capital and operating lease agreements as of December 31, 2001. As discussed in Item 1. BUSINESS - Recent Developments, the Company has reached an agreement to sell substantially all of the assets, with the assumption of certain liabilities and lease commitments, of the Four Queens Casino. The sale is subject to certain conditions. The Company anticipates that the proceeds from the sale will be used solely to pay the debts of the Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding Preferred Stock, plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. However, as of December 31, 2001, the Company had the following contractual obligations and commitments:

                                       Payments Due by Year
                    ------------------------------------------------------------
                    2002     2003    2004    2005    2006   Thereafter     Total
                    ----     ----    ----    ----    ----   ----------     -----
Long-term debt      $181   $7,119      $-      $-      $-           $-    $7,300
Capital leases       422       95       3       3       4        1,460     1,987
Operating leases   4,169    4,073   4,011   4,012   4,012      103,111   123,388
                   -----    -----   -----   -----   -----      -------   -------
  Total           $4,772  $11,287  $4,014  $4,015  $4,016     $104,571  $132,675
                   =====   ======   =====   =====   =====      =======   =======


     Significant debt service on the Company's 12.83% Mortgage Notes (the "Notes") is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

     The Notes are due in full on October 20, 2003. The Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the Notes. The sale of the Four Queens Casino does not constitute a change in control, as defined in the indenture and does not require an offer to purchase the Notes at 101% of face. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership ("PSELP") and are collateralized by a second deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

     Scheduled interest payments on the Notes and other indebtedness is $1.2 million in 2001, declining to $1 million in 2003. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in forecasted capital expenditures of approximately $1.8 million for 2002, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

     In December 2000, the Company made an additional principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by Palm Springs East, L.P. ("PSELP") regarding the settlement agreement with the Band. In June 2001, the Company made an additional principal payment on the Notes in the amount of $1 million from the Company's operating cash flow.

     Upon consumation of the sale of the Four Queens, the Company expects to pay off the remaining $7 million of principal of the Notes due October 20, 2003. However, there can be no assurance that the sale of the Four Queens will be consumated.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended December 31, 2001 the Ratio was 2.75 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At December 31, 2001, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At December 31, 2001, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, we paid approximately $884,000 in connection with our ownership interest of the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company through December 31, 2002.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $1.6 million, $1.7 million, and $3 million during 2001, 2000, and 1999, respectively. As a result of the acts of domestic terrorism committed in Washington D.C. and New York City on September 11, management has budgeted mandatory and maintenance capital expenditures to be $1.8 million for the year 2002. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

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

Recently Issued Accounting Standards

     In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $546,000 of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues for the year ended 2000. This did not have any effect on previously reported EBITDA, as defined, or net income.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a significant impact on our financial statements.

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

     EITF 00-14 "Accounting for Certain Sales Incentives," which is scheduled to be effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company's offers certain incentives to its customers to encourage visitation and play at the casino. The adoption of EITF 00-14 is not expected to have a material effect on the Company's financial position or results of operations.


CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting policies related to the allowance for casino receivables, long-lived assets impairments and self-insurance reserves require that we use significant judgment in the determination of estimates related to these items. We consider historical, as well as current and projected social, economic and regulatory information in the determination of these estimates, and there can be no assurance that actual results will not differ from our estimates. Additionally, see a summary of our signficant accounting policies in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2001.


RESULTS OF OPERATIONS

2001 COMPARED TO 2000

REVENUES

     Net revenues decreased by approximately $6,246,000, or 10.4%, from $60,060,000 during the 2000 period, to $53,814,000 for the 2001 period. This decrease was primarily due to $6.2 million in payments received in 2000 under a settlement agreement with the Band and a decrease in hotel revenues offset by an increase in casino revenues. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there has been a disruption in travel. These terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has materially adversely affected our operating results since September 11, 2001 as discussed below.

     Casino revenues increased by approximately $1,024,000, or 2.8%, from $37,051,000 during the 2000 period to $38,075,000 during the 2001 period. This increase was primarily due to a $1,100,000, or 100%, increase in slot promotion revenue, a $825,000, or 11.7%, increase in table games revenue and a $135,000, or 100%, increase in poker revenue, partially offset by a $1,049,000, or 3.6%, decrease in slot machine revenue. The increase in table games revenue was attributable to an increase in the win percentage of 1.9%, which was partially offset by a decrease in drop of $1,518,000, or 2.7%. The increase in slot promotion revenue was due to the implementation of a promotional slot program in February 2001 known as $21 WinsSM. The average daily headcount for $21 WinsSM during the nine-month 2001 period was 172. The decrease in slot machine revenue was attributable to a decrease in slot coin-in of $19,943,000 or 4.0%. The increase in poker revenue was attributable to poker tournament revenue earned during the Four Queens Poker Classic, which was held from September 5 through September 23, 2001, as well as revenues earned from live poker play during the same time period.

     Hotel  revenues  decreased  by  approximately   $697,000,   or  7.2%,  from
$9,647,000 during the 2000 period to $8,950,000 during the 2001 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 91.5% for the 2000 period, to 88.5% for the 2001 period and the average daily room rate decreased $1.25, from $38.44 in the 2000 period to $37.19 in the 2001 period.

     Food and beverage revenues increased approximately $494,000, or 4.8% from $10,298,000 during the 2000 period to $10,792,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of an increase in complimentary covers of 6,212, or 6.1% and an increase in a higher averages of food and beverage checks.

     Other revenues decreased by approximately $6,711,000, or 82.5%, from $8,137,000 during the 2000 period to $1,426,000 during the 2001 period. This decrease was primarily due to payments received in 2000 of approximately
$6,191,000, under a settlement agreement with the Band and a reduction in commemorative chips taken to income of approximately $281,000.

     Promotional allowances decreased by approximately $356,000, or 7.0%, from $5,073,000 during the 2000 period to $5,429,000 during the 2001 period due to a decrease in complimentary rooms, food and beverage resulting from an decrease in casino complimentaries due, in part, to decreased slot play.


DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $1,170,000, or 3.4%, from $34,128,000 for the 2000 period to $35,298,000 for the 2001 period.

     Casino expenses increased $1,174,000, or 9.9%, from $11,847,000 during the 2000 period to $13,021,000 during the 2001 period, and expenses as a percentage of revenue increased from 32.1% to 34.2%.

     Hotel expenses decreased $224,000, or 2.3%, from $9,608,000 during the 2000 period to $9,384,000 during the 2001 period, however, expenses as a percentage of revenue increased from 99.6% to 104.8%.

     Food and beverage costs and expenses increased by approximately $301,000, or 4.4%, from $6,887,000 during the 2000 period to $7,188,000 during the 2001 period; however, expenses as a percentage of revenues decreased from 66.9% to 66.6%.

     Taxes and licenses decreased $81,000, or 1.4%, from $5,786,000 in the 2000 period to $5,705,000 in the 2001 period.


OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $843,000, or 8.5%, from $9,940,000 during the 2000 period to $9,097,000 during the 2001 period, and as a percentage of total net revenues, expenses increased from 16.6% to 16.9% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

     The Company has commitments for various union payroll increases which are expected to increase future payroll costs.


EBITDA

     EBITDA, as defined, decreased by approximately $6,572,000, or 41.1%, from $15,991,000 during the 2000 period to $9,919,000 during the 2001 period. The decrease was due primarily to payments received in 2000 of approximately
$6,191,000, under a settlement agreement with the Band and a reduction in commemorative chips taken to income of approximately $281,000, as discussed in other revenues above.


OTHER EXPENSES

     Rent expense increased by approximately $162,000, or 3.9%, from $4,137,000 during the 2000 period to $4,299,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

     Depreciation and amortization increased by approximately $82,000, or 2.1% from $3,872,000 during the 2000 period to $3,954,000 during the 2001 period, primarily due to the acquisition of new equipment and the completion of a room remodel project.

     Interest expense decreased by approximately $219,000, or 13.4% from $1,634,000 during the 2000 period to $1,415,000 for the 2001 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's Notes as a result of additional principal payments by the Company in June 2001.

     During 2001, the Company incurred approximately $127,000 in merger and litigation costs. Approximately $370,000 was incurred as a result of litigation costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson, which was offset by a reimbursement from the Company's directors' and officers' insurance carrier in the amount of $243,000.


IMPAIRMENT LOSS

     The Company recognized a non-cash impairment loss of approximately $13.2 million during 2001, in connection with the Purchase Agreement. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. See discussion in the Notes of the Consolidated Financial Statements.


NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced a net loss before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2001 period of $13,569,000 compared to a net profit of $6,269,000 in the 2000 period, a decline of $19,838,000.


2000 COMPARED TO 1999

REVENUES

     Net revenues increased by approximately $4,066,000, or 7.3%, from $55,994,000 during the 1999 period, to $60,060,000 for the 2000 period. This increase was primarily due to payments of $6.2 million received under a settlement agreement with the Band, offset partially by a decrease in casino revenues of $2.4 million, as discussed below.

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

     Promotional allowances decreased by approximately $61,000, or 1.2%, from $5,012,000 during the 1999 period to $5,073,000 during the 2000 period due to an increase in complimentary rooms, food and beverage resulting from an increase in casino complimentaries due, in part, to increased play in the casino.


DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, decreased by approximately $1,083,000, or 3.1%, from $35,211,000 for the 1999 period to $34,128,000 for the 2000 period primarily due to the termination of the $40 for $20 slot promotion on December 1, 1999.

     Casino expenses decreased $1,113,000, or 8.6%, from $12,960,000 during the 1999 period to $11,847,000 during the 2000 period, and expenses as a percentage of revenue decreased from 32.9% to 32.0%, due primarily to the termination of the $40 for $20 slot promotion as discussed above.

     Hotel expenses increased by approximately $12,000, or 0.1% from $9,596,000 during the 1999 period to $9,608,000 during the 2000 period. However expenses as a percentage of revenues decreased from 108.8% to 99.6%, primarily due to the allocation of hotel costs, associated with complimentary room sales, to the casino department.

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


OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $267,000, or 2.6%, from $10,207,000 during the 1999 period to $9,940,000 during the 2000 period, and as a percentage of total net revenues, expenses decreased from 18.2% to 16.6% due primarily to the elimination of the RGME management fee as of December 31, 1999. This decrease was partially offset by the implementation of a slot marketing promotion in February 2000.


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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

     The Company's financial instruments include cash and long-term debt. At December 31, 2001, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at December 31, 2001. The Company does not have any variable rate debt.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

         For the years ended December 31, 2001, 2000 and 1999

                                                                       Page

Independent Auditors' Reports                                           33

Consolidated Balance Sheets as of December 31, 2001 and 2000            34

Consolidated Statements of Operations for the Years
  Ended December 31, 2001, 2000 and 1999                                36

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2001,
  2000 and 1999                                                         38

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2001, 2000 and 1999                                39

Notes to Consolidated Financial Statements                              41

     All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to the Consolidated Financial Statements.



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Elsinore Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 13, on March 14, 2002, the Company announced that an agreement had been entered into for the sale of substantially all of the assets of the Company's wholly owned sole operating subsidiary, Four Queens, Inc., which owns the Four Queens Casino.




DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 14, 2002


                      Elsinore Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                             (Dollars in Thousands)




                                                 2001                   2000
                                             -------------         -------------

     Assets

Current Assets:
  Cash and cash equivalents                      $4,643                $5,008
  Accounts receivable, less allowance for
    doubtful accounts of $163 and $282,
    respectively                                  1,163                   530
  Inventories                                       360                   394
  Prepaid expenses                                1,165                 1,396
                                             -------------         -------------
     Total current assets                         7,331                 7,328

Property and equipment, net                      23,637                38,697

Reorganization value in excess of amounts
    allocable to identifiable assets, net             -                   287

Other assets                                      1,793                 1,683
                                             -------------         -------------

    Total assets                                $32,761               $47,995
                                             =============         =============


(continued)





                      Elsinore Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                           December 31, 2001 and 2000
                             (Dollars in Thousands)



                                                 2001                   2000
                                             -------------         -------------

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $1,095                $1,243
  Accrued interest                                  316                   255
  Accrued expenses                                4,024                 3,618
  Current portion of long-term debt                 603                 1,178
                                             -------------         -------------
     Total current liabilities                    6,038                 6,294

Long-term debt, less current portion              8,684                10,093
                                             -------------         -------------
     Total liabilities                           14,722                16,387
                                             -------------         -------------

Commitments and contingencies (Note 9)

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $21,760
  and $20,528 at December 31, 2001 and 2000,
  respectively                                   21,760                20,528

Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  December 31, 2001 and 2000, respectively            5                     5

Additional paid-in capital                        5,877                 7,109
Retained earnings (accumulated deficit)          (9,603)                3,966
                                             -------------         -------------
     Total shareholders' equity                  18,039                31,608
                                             -------------         -------------

     Total liabilities and shareholders'
     equity                                     $32,761               $47,995
                                             =============         =============





See accompanying notes to the Consolidated Financial Statements.



                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Operations
                             (Dollars in Thousands)



                                   Year               Year             Year
                                  Ended              Ended            Ended
                               December 31,       December 31,      December 31,
                                   2001               2000              1999
                               ------------       ------------      ------------
Revenues, net:
 Casino                          $38,075            $37,051            $39,408
 Hotel                             8,950              9,647              8,822
 Food and beverage                10,792             10,298              9,646
 Other                             1,426              8,137              3,130
                                ---------          ---------          ---------
   Total revenues                 59,243             65,133             61,006
 Promotional allowances           (5,429)            (5,073)            (5,012)
                                ---------          ---------          ---------
   Net revenues                   53,814             60,060             55,994
                                ---------          ---------          ---------
Costs and expenses:
 Casino                           13,021             11,847             12,960
 Hotel                             9,384              9,608              9,596
 Food and beverage                 7,188              6,887              6,676
 Taxes and licenses                5,705              5,786              5,979
 Selling, general and
   administrative                  9,097              9,940             10,207
 Rents                             4,299              4,137              3,969
 Depreciation and
   amortization                    3,954              3,872              3,332
 Interest                          1,415              1,634              1,997
 Impairment loss                  13,193                  -                  -
 Merger and litigation costs         127                 80                318
                                ---------          ---------          ---------

   Total costs and
    expenses                      67,383             53,791             55,034
                                ---------          ---------          ---------
Net income (loss) before
 undeclared dividends on
 cumulative preferred
 stock                           (13,569)             6,269                960


Undeclared dividends on
 cumulative preferred stock        1,232              1,162              1,096
                                ---------          ---------          ---------
Net income (loss) applicable
to common shares                ($14,801)            $5,107              $(136)
                                =========          =========          =========



                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Operations
                             (Dollars in Thousands)



                                   Year               Year             Year
                                  Ended              Ended            Ended
                               December 31,       December 31,      December 31,
                                   2001               2000              1999
                               ------------       ------------      ------------
Basic and diluted income
 (loss) per share:

Basic income (loss) per
 share                            ($2.96)             $1.02              ($.03)
                                =========         =========           =========

Weighted average number of
 common shares outstanding      4,993,965         4,993,965           4,929,313
                                =========         =========           =========

Diluted income (loss)
 per share                        ($2.96)              $.06              ($.03)
                                =========         =========           =========

Weighted average number of
 common and common share
 equivalent shares
 outstanding                    4,993,965        97,993,965           4,929,313
                                =========         =========           =========



See accompanying notes to the Consolidated Financial Statements.


                      Elsinore Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)


                   Common Stock   Preferred Stock
                 --------------- -----------------                      Retained
                                                 Additional             Total
                   Out-            Out-             Paid-    Earnings   Share-
                 standing        standing            In-   (Accumulated holders'
                  Shares  Amount  Shares    Amount Capital   Deficit)   Equity
                 ---------------------------------------------------------------
Balance, Jan. 1,
 1999            4,929,313  $5   50,000,000 $18,270  $9,367  ($3,263)   $24,379
 Net income                                                      960        960
 Undeclared
  preferred
  Stock
  dividends                                   1,096  (1,096)                  -
                 ---------------------------------------------------------------
Balance, Dec. 31,
 1999            4,929,313   5   50,000,000  19,366   8,271   (2,303)    25,339
 Common stock
  issued            64,652
 Net income                                                    6,269      6,269
 Undeclared
  preferred
  stock
  dividends                                   1,162  (1,162)
                 ---------------------------------------------------------------
Balance, Dec. 31,
 2000            4,993,965   5   50,000,000  20,528   7,109    3,966     31,608
 Net income                                                  (13,569)   (13,569)
Undeclared
  preferred
  stock
  dividends                                   1,232  (1,232)
                 ---------------------------------------------------------------
Balance, Dec. 31,
 2001            4,993,965  $5   50,000,000 $21,760  $5,877  ($9,603)   $18,039
                 ===============================================================

See accompanying notes to the Consolidated Financial Statements.


                      Elsinore Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                   Year               Year             Year
                                  Ended              Ended            Ended
                               December 31,       December 31,      December 31,
                                   2001               2000              1999
                               ------------       ------------      ------------
Cash flows from operating
activities:
 Net income (loss)              ($13,569)            $6,269               $960
 Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities:
 Depreciation and amortization     3,954              3,872              3,332
 Impairment loss                  13,193                  -                  -
 Provision for uncollectible
  accounts                           (14)               108                 50
 Changes in assets and
  liabilities:
  Accounts receivable               (619)                56               (271)
  Inventories                         34                200               (149)
  Prepaid expenses                   231               (209)               (34)
  Other assets                      (110)               (14)              (101)
  Accounts payable                  (148)              (560)             1,011
  Accrued expenses                   406               (955)               214
  Accrued interest                    61               (480)            (2,029)
                                ---------          ---------          ---------
 Net cash provided by
  operating activities             3,419              8,287              2,983

Cash flows used in investing
activities:
 Capital expenditures             (1,566)            (1,695)            (3,046)

Cash flows used in financing
Activities:
 Principal payments on
  long-term debt                  (2,218)            (5,131)            (1,994)
                                ---------          ---------          ---------

 Net increase (decrease) in
  cash and cash equivalents         (365)             1,461             (2,057)

Cash and cash equivalents at
beginning of year                  5,008              3,547              5,604
                                ---------          ---------          ---------
Cash and cash equivalents at
end of year                       $4,643             $5,008             $3,547
                                =========          =========          =========



                      Elsinore Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (Dollars in Thousands)

                                   Year               Year             Year
                                  Ended              Ended            Ended
                               December 31,       December 31,      December 31,
                                   2001               2000              1999
                               ------------       ------------      ------------
Supplemental disclosure of non-
 cash investing and financing
 activities:
 Equipment purchased with
  capital lease financing           $234                $59               $883
 Undeclared preferred stock
  dividends                       $1,232             $1,162             $1,096

Supplemental disclosure of cash
 activities:
 Cash paid for interest           $1,348             $2,169             $4,025
 Cash paid for income taxes          $51                 $2                $57


See accompanying notes to the Consolidated Financial Statements.




                      Elsinore Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       Summary of Significant Accounting Policies

Principles of Consolidation

     The  consolidated  financial  statements  include the  accounts of Elsinore
Corporation  and  its  wholly owned  subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.


Impairment Loss

     As discussed in Note 13, on March 14, 2002, Elsinore announced that its wholly owned subsidiary, Four Queens, Inc. ("Four Queens"), which operates the Four Queens Hotel & Casino ("Four Queens Casino") entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain price adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. The assets of the Four Queens constitute substantially all of the assets of Elsinore.

     In connection with the purchase agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001.


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





                                   Years Ended December 31,
                                 2001         2000        1999
                                -------------------------------
                                    (Dollars in thousands)

         Hotel                  $  956       $  767      $  903
         Food & beverage         2,738        2,617       2,498
                                ------       ------      ------
           Total                $3,694       $3,384      $3,401
                                ======       ======      ======



Cash Equivalents

     Cash equivalents include highly liquid investments with a maturity date of 90 days or less at the date they were purchased.


Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.


Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Useful lives range from 4 to 40 years. Equipment held under capital leases is recorded at the net present value of minimum lease payments at the inception of the lease and amortized over the shorter of the terms of the leases or estimated useful lives of the related assets. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss for property and equipment in the amount of approximately $12.9 million during 2001.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 15 years. Accumulated amortization at December 31, 2000 was approximately $100,000. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $287,000 for this asset during 2001.


Other Assets

         Other assets consists of the following:

                                          (Dollars in thousands)
                                               December 31,
                                            2001           2000
                                          ----------------------

         Secured letter of credit            $615          $689
         Promotional gift inventory           263           163
         Parking garage deposit               364           378
         Security deposits on leases          180           180
         Other                                371           273
                                           ------        ------
                  Total                    $1,793        $1,683
                                           ======        ======


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


Net Income (Loss) Per Common Share

     Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of the warrants outstanding to purchase 1,125,000 shares of common stock were not included in diluted per share calculations during the twelve month period ended December 31, 2000 since the exercise price of such warrants was greater than the average price of the Company's common stock during these periods. Since the Company incurred a net loss for the twelve month periods ended December 31, 2001 and 1999, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for these years.

                                                        Year Ended
                                                     December 31, 2000
                                             -----------------------------------
                                               Income       Shares    Per Share
                                                                       Amounts
Basic EPS:
  Net income available to common
  shareholders                               $5,107,000     4,993,965    $1.02
Effect of Dilutive Securities:
  Cumulative convertible preferred stock      1,162,000    93,000,000    (0.96)
Diluted EPS:
                                             ----------    ----------    ------
  Net income available to common
  shareholders plus assumed conversions      $6,269,000    97,993,965    $0.06
                                             ==========    ==========    ======




Long-lived Assets

     Long-lived assets used in operations are evaluated each reporting period for impairment by comparing the undiscounted cash flows estimated to be generated by those assets to the assets' carrying amount. In connection with the purchase agreement, the Company recognized a non-cash impairment loss, net, of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. See Note 13.


Reclassification

     Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. In addition, approximately $608,000 and $760,000 of slot club "cash back" rewards, previously shown as casino expenses, was reclassified as a reduction of casino revenues for 2000 and 1999, respectively, pursuant to EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". These reclassifications had no effect on the Company's net income (loss).


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


Recently Issued Accounting Standards

     In June 2001, FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a significant impact on the Company's financial statements.

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

     EITF 00-14 "Accounting for Certain Sales Incentives," which is scheduled to be effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company's offers certain incentives to its customers to encourage visitation and play at the casino. The adoption of EITF 00-14 is not expected to have a material effect on the Company's financial position or results of operations.


2.       Property and Equipment

Property and equipment consists of the following:

                                          (Dollars in thousands)
                                               December 31,
                                            2001           2000
                                          ----------------------
         Land                              $2,800         $2,800
         Buildings                         21,283         30,481
         Equipment                         14,773         16,696
         Construction in progress              63             62
                                           ------         ------
                                           38,919         50,039
         Less accumulated depreciation
           and amortization                15,282         11,342
                                           ------         ------
                                          $23,637        $38,697
                                          =======        =======

In connection with the Purchase Agreement as discussed in Note 13, the Company reassessed the carrying value of its property and equipment. The Company determined, based upon the purchase agreement terms, that the value of property and equipment was approximately $23.6 million. Based upon the evaluation, the property and equipment was written down by approximately $12.9 million to reflect the permanent impairment of value.




3.       Accrued Expenses

Accrued expenses consist of the following:

                                          (Dollars in thousands)
                                               December 31,
                                            2001           2000
                                          ----------------------
Payroll, benefits and related              $1,986         $1,582
Gaming taxes                                  148            183
Slot club liability                           627            601
Outstanding chip and token liability          327            317
Other                                         936            935
                                           ------         ------
                                           $4,024         $3,618
                                           ======         ======


4.       Spotlight 29 Casino

     In November 1993, the Company's subsidiary, Palm Springs East Limited Partnership ("PSELP"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") entered into a management contract (the "PSELP Contract"), whereby PSELP had the exclusive right to manage and operate the Spotlight 29 Casino (the "Spotlight 29"), located near Palm Springs, California, and owned by the Band.

     In March 1995, the Band and PSELP had a dispute regarding, among other things, the terms of the PSELP Contract. As a result, PSELP lost its management position, and subsequently wrote off casino development costs of $1,037,000 and accrued interest and working capital loans of $3,500,000.

     On March 29, 1996, PSELP entered into a settlement with the Band that was approved by the Bankruptcy Court and which received final clearance by the Bureau of Indian Affairs. Pursuant to the settlement agreement, PSELP received a promissory note from the Band dated October 8, 1996, in the principal amount of $9,000,000, which was fully reserved at February 28, 1997 (the "Note").

     On October 6, 2000, PSELP entered into a release and settlement agreement (the "PSELP Agreement") with the Band. Pursuant to the terms of the PSELP Agreement, the Band is required to pay PSELP an aggregate amount of $3,500,000. In addition, pursuant to the terms of the PSELP Agreement, PSELP and the Band agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the Note.

     Payments received from the Band in the amounts of $6,191,418 and $1,172,000 have been recorded in other income for the years 2000 and 1999 respectively.



5.       Long-Term Debt

Long-term debt, including capital lease obligations, are as follows:

                                           (Dollars in thousands)
                                               December 31,
                                            2001           2000
                                          ----------------------

         12.83% New Mortgage Notes         $7,104         $8,104
         Notes payable - IRS                    -            155
         Notes payable - Other                196             48
         Capital leases (see Note 6)        1,987          2,964
                                           ------         ------
                                            9,287         11,271
         Less current maturities             (603)        (1,178)
                                           ------         ------
                                           $8,684        $10,093
                                           ======        =======

     Interest on the 12.83% New Mortgage Notes ("Existing Notes") is payable on February 28 and August 31 of each year. The Company entered into a Third Supplemental Indenture on October 31, 2000 ("New Notes"), in which New Notes were exchanged for the Existing Notes in the same principal amount. The New Notes have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The sale of the Four Queens Casino does not constitute a change in control, as defined in the indenture and does not require an offer to purchase the Notes at 101% of face. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

     The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on February 28, 1997, which was $5 million, less $5 million. At December 31, 2001, the Company was not in compliance with a requirement pertaining to limitations on restricted payments; however, a waiver has been obtained from the lender through December 31, 2002.

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

Maturities of the Company's long-term debt are as follows:

         Year Ending December 31,      (In Thousands)
                    2002                    $603
                    2003                   7,214
                    2004                       3
                    2005                       3
                    2006                       4
                    Thereafter             1,460
                                           -----
                                          $9,287
                                          ======

6.   Leases

     All non-cancelable leases have been classified as capital or operating leases. At December 31, 2001, the Company had leases for real and personal property which expire in various years through 2075. Under most leasing arrangements, the Company pays the taxes, insurance, and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                           (Dollars in thousands)
                                               December 31,
                                            2001           2000
                                          ----------------------

     Building                              $1,364         $1,364
     Equipment                              2,810          4,450
                                           -------         -------
                                            4,174          5,814
     Less accumulated amortization         (2,489)        (2,469)
                                           -------         -------
                                           $1,685         $3,345
                                           =======        ========

     Amortization   of  assets  held  under  capital  leases  is  included  with
depreciation  and  amortization  expense  in  the  Consolidated   Statements  of
Operations.

     The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 2001:

                                           Capital     Operating
                                           Leases        Leases
                                           -------     ---------
                                           (Dollars in thousands)
     Years Ending December 31,

     2002                                  $746          $4,169
     2003                                   332           4,073
     2004                                   223           4,011
     2005                                   223           4,012
     2006                                   223           4,012
     Thereafter                           6,019         103,111
                                         ------        --------
   Total minimum lease payments          $7,766        $123,388
                                         ======        ========


   Less: amount representing
         interest (at imputed rates
         ranging from 5.9%
         to 15.0%)                        5,779
                                         ------
   Present value of net
         minimum capital lease
         payments                         1,987
   Less: current maturities              (  422)
                                         ------
   Capital lease obligations,
    excluding current maturities         $1,565
                                         ======

     Rent expense recorded under operating leases for the years ended December 31, 2001, 2000 and 1999 was $3,931,000, $3,823,000 and $3,729,000 respectively.


7.        Income Taxes

     No income tax benefit related to the 2001 income and 2000 and 1999 losses has been recorded due to the uncertain ability of the Company to utilize its net operating loss carryforwards.


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                  December 31,
                                               2001         2000
                                             (Dollars in thousands)


Deferred tax assets:


Accounts receivable, principally

    due to allowance for doubtful accounts   $   55          $  96
Accrued compensation, principally
    due to accrual for financial
    reporting purposes                          335            324
Progressive slot and slot club accruals         218            234
Net operating loss carryforwards              2,691         11,170
General business credit carryforward,
    principally due to investment
    tax credit generated in prior years         710            632
Income recognized for tax purposes
    on investment in partnership              1,111          1,075
Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods              24             18
Plant and equipment, principally due to
    differences in depreciation               1,195             -
Reorganization items, principally due
   to amounts not currently
   deductible for tax purposes                    -             44
                                            --------       --------
Total gross deferred tax assets               6,339         13,593
 Less valuation allowance                   ( 5,816)       ( 8,954)
                                            --------       --------
      Net deferred tax assets                   523          4,639
                                            --------       --------
Deferred tax liabilities:
 Plant and equipment, principally due to

    differences in depreciation                    -        (3,508)

 Prepaid expenses, principally due to
    deduction for tax purposes                 (281)          (321)
Losses recognized for tax purposes on
    partnership investments                    (242)          (810)
                                            --------       --------
Total gross deferred tax liabilities         (  523)        (4,639)
                                            --------       --------
       Net deferred tax asset(liability)    $      -       $      -
                                            ========       ========

     Prior to emergence from bankruptcy following the close of business on February 28, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $85,000,000. As a result of ownership changes in prior years, Internal Revenue Code Section 382 ("Section 382") limited the amount of loss carryforward currently available to offset federal taxable income. As a result of the bankruptcy and the resulting change in ownership, only losses generated subsequent to February 28, 1997 can offset taxable income. As a result, the loss carryforward has significantly decreased when comparing current year to prior year.


     The Company had general business tax credit carryforwards for federal income tax purposes of approximately $710,000 which are available to reduce future federal income taxes, if any, through 2016. The credits incurred before February 28, 1997 may be limited by Section 382 and may not be available for use in future periods.



8.   Benefit Plans

     Four Queens makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 2001, 2000 and 1999 totaled $335,683, $389,200 and $426,000 respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

     On October 1, 1990, the Company  instituted a savings plan qualified  under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $122,073, $87,200 and $87,000 for 2001, 2000 and
1999, respectively. There were 303, 256 and 152 current employee participants in the savings plan as of December 31, 2001, 2000 and 1999, respectively.

     Effective January 1, 2001, the Board of Directors of the Company approved a Deferred Compensation Plan for the Four Queens. Participation is limited to four Four Queens Casino executives. The Deferred Compensation Plan provides that, upon election, the executive may defer up to 100% of his annual base salary per year. The Company will match $1, for each $1 deferred, up to 10% of the executive's annual base salary. Upon a change in control, the Deferred Compensation Plan calls for immediate vesting and requires the distribution of all assets held under the Deferred Compensation Plan.


9.    Commitments and Contingencies


     Riviera Gaming Management-Elsinore, Inc. ("RGME") managed the Four Queens Casino in accordance with the Management Arrangement among the Company, Four Queens, Inc. and RGME effective April 1, 1997. RGME received an annual fee of $1 million in equal monthly installments. The arrangement under which RGME managed the Four Queens Hotel and Casino terminated on December 31, 1999.

     The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC, a limited liability company of which the Company owns 17.65%, to develop the Fremont Street Experience. The Company is liable for a proportionate share of the project's operating expenses. The Company's allocated share of the operating costs of the Fremont Street Experience ($600,000 in 2001, 2000 and 1999, respectively) is expensed as incurred. The Company also shares in certain marketing cost assessments as approved by the Fremont Street Experience LLC Board of Directors. The Company's allocated share of the marketing costs of the Fremont Street Experience were $283,800, $262,900 and $341,700 for 2001, 2000 and 1999, respectively.

     The Company is also a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 10 below.

     The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

10.         Paulson Litigation

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

     Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with MWV, on behalf of the MWV Accounts which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things: (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock; and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1999.

     Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of RGME. On September 16, 1997, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

     The Merger Agreement contained conditions precedent to consummation of the Merger, including: (i) the Option Agreement being in full force and effect and MWV having complied in all respects with the terms thereof; (ii) all necessary approvals from gaming authorities; and (iii) consummation of the Riviera Merger.

     On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs are seeking: (i) unspecified actual damages in excess of $20 million; (ii) $20 million in exemplary damages; and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

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

     By Order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. Subsequently, the Court issued an order continuing the trial to April 9, 2002. The Company is currently unable to form an opinion as to the amount of its exposure, if any. Although the Company intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in such defense or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

11.  Taxes and Licenses, Other Than Income Taxes

     Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                             Operating Departments
                             ---------------------
                             (Dollars in thousands)

                                   Food and
          Casino        Hotel      Beverage     Other      Total
          ------        -----      --------     -----      -----
2001      $3,757        $ 473       $ 412       $1,063    $5,705
2000       3,825          430         399        1,132     5,786
1999       3,956          456         431        1,136     5,979


12.  Supplemental Financial Information

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 2001, 1999 and 1998 follows:

                             (Dollars in thousands)
               Balance at                                 Balance
              Beginning of                              At End of
Years Ended       Year       Additions     Deductions      Year
-----------   ------------   ---------     ----------   ---------
2001              $282         $ 50           $169         $163
2000               249          216            183          282
1999               219           50             20          249


13.      Subsequent Event and Impairment Loss

     Prior to December 31, 2001, the Company entered into a sales agency contract in which the sales agency would provide assistance in locating potential buyers of the Company or Four Queens. On March 14, 2002, the Company announced that Four Queens entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. In addition, pursuant to the terms of the asset purchase agreement, SummerGate, Inc. will offer employment to all Four Queens employees.

     The assets of the Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the Four Queens, Elsinore will not have an operating asset. The Board of Directors of both Elsinore and the Four Queens anticipate that, following the sale of the Four Queens, they will adopt a plan of dissolution and begin the process of winding-up and dissolving both the Four Queens and Elsinore. Elsinore anticipates that the proceeds from the sale will be used solely to pay the debts of the Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock"), plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At February 28, 2002, total liabilities of Elsinore were approximately $7.6 million, and total liabilities of the Four Queens were approximately $7.8 million (of which SummerGate, Inc. will assume approximately $4.0 million pursuant to the terms of the asset purchase agreement). In addition, as of February 28, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22 million, including accumulated dividends, and approximately 4,993,965 shares of common stock (the "Common Stock").

     In the event the Four Queens and Elsinore are dissolved, based upon the total assets of the Four Queens and Elsinore as of March 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there will not be any remaining assets available for distribution to the holders of Elsinore's Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), delivered a written consent on March 22, 2002 approving the sale of the Four Queens.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, such as approval of the Nevada Gaming Commission, and other licensing approvals. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated. If all conditions are satisfied, the sale is expected to be consummated during the second quarter of 2002.

     In connection with the purchase agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets.





                      Elsinore Corporation and Subsidiaries
              Selected Quarterly Financial Information (Unaudited)
                (Dollars in thousands, except per share amounts)

                                          Year ended December 31, 2001
                                -----------------------------------------------
                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter    Total
  Net revenues                  $14,584   $14,031   $13,263   $11,936   $53,814
  Operating income (loss)           826         9      (622)  (13,782)  (13,569)
  Net income (loss) before
   Undeclared dividends
   on cumulative
   preferred stock                  826         9      (622)  (13,782)  (13,569)
  Undeclared dividends
   on cumulative
   preferred stock                  304       303       303       322     1,232
  Net income (loss) applicable
   to common shares                 522      (294)     (925)  (14,104)  (14,801)
Basic and diluted net
  income per common
  share:
  Basic EPS                       $0.10    ($0.06)   ($0.19)   ($2.82)   ($2.96)
  Diluted EPS                      0.01         -         -         -         -


                                          Year ended December 31, 2000
                                -----------------------------------------------
                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter    Total
  Net revenues                  $15,397   $14,338   $13,142   $17,183   $60,060
  Operating income (loss)         1,714       638       (13)    3,930     6,269
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock                1,714       638       (13)    3,930     6,269
  Undeclared dividends
   on cumulative
   preferred stock                  285       288       381       208     1,162
  Net income (loss) applicable
   to common shares               1,429       350      (394)    3,722     5,107
Basic and diluted net
  income per common
  share:
  Basic EPS                       $0.29     $0.07    ($0.08)    $0.74     $1.02
  Diluted EPS                      0.02      0.01         -      0.03      0.06


                                          Year ended December 31, 1999
                                -----------------------------------------------
                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter    Total
  Net revenues                  $14,984   $14,587   $13,319   $13,104   $55,994
  Operating income (loss)         1,175       582      (667)     (130)      960
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock                1,175       562      (649)     (128)      960
  Undeclared dividends
   on cumulative
   preferred stock                  270       270       270       286     1,096
  Net income (loss) applicable
   to common shares                 905       292      (919)     (414)    (136)
Basic and diluted net
  income per common
  share:
  Basic EPS                        $0.18    $0.06    ($0.19)    ($0.08)  ($0.03)
  Diluted EPS                       0.01     0.01         -          -        -




                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

     The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company as well as key employees of the Four Queens Casino. The term of office for each director is one year.

Name                                   Age     Position
----                                   ---     --------
Directors and Executive Officers
--------------------------------

John C. "Bruce" Waterfall               64     Chairman of the Board

Philip W. Madow                         42     President and Director

S. Barton Jacka                         65     Treasurer, Secretary and Director

Donald A. Hinkle                        54     Director

Gina L. Contner                         36     Executive Director of Finance,
                                               Four Queens Casino

Key Employees of Four Queens Casino
-----------------------------------

Tjoan T. Tan                            43     Executive Director of Casino
                                               Operations, Four Queens Casino

Tina M. Kotula                          44     Executive Director Marketing,
                                               Four  Queens Casino


     John C. "Bruce" Waterfall. Mr. Waterfall joined the Board and has been Chairman of the Board of Elsinore since February 1997. Mr. Waterfall has been a professional money manager and analyst for the past 32 years with MWV, of which he is President and co-founder. Certain investment accounts managed by MWV own 99.6% of the outstanding Common Stock, and Mr. Waterfall exercises sole voting and investment authority over that Common Stock. Mr. Waterfall also serves as a director of Darling International, Inc., a public reporting company under the Securities Exchange Act of 1934, as amended.

     Philip W. Madow. Mr. Madow was appointed as President and as a member of the Board of Directors of Elsinore Corporation in December 2000. He has been employed with the Four Queens for 15 years, and he previously worked with Marriott Corporation, Mirage/Las Vegas and was General Manager for the flagship property of Budget Suites of America. He was appointed as the Four Queens' President and General Manager in December 2000, and is responsible for daily operations, after serving as the Four Queens' Acting General Manager since August 2000. He has also served in numerous capacities at the Four Queens including Director of Operations and Administration and Vice President of Hotel Operations since 1983. Mr. Madow has over 24 years of experience in the hospitality and gaming industry.

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

     Donald A. Hinkle. Mr. Hinkle has been a member of the Board of Directors of Elsinore since October 2000. He has 25 years of experience in the gaming industry and has held various executive positions in the industry. He is a certified public accountant and has held gaming licenses in both Nevada and Atlantic City. Since March 2001, Mr. Hinkle has held the position of Assistant General Manager and Chief Financial Officer for the AVI Hotel and Casino, a Native American resort and casino in Laughlin, Nevada. He was originally hired as Director of Finance for the AVI Resort and Casino in May 1999. From March 1993 to September 1998, Mr. Hinkle was the Vice President of Finance and Administration of Bally Systems.

     Gina L. Contner. Ms. Contner joined the Four Queens in August 1996 and serves as the Four Queens Executive Director of Finance. Ms. Contner has nearly 15 years experience in the gaming industry. From 1993-1996, she held the position of Financial Controller for the Riviera Hotel & Casino in Las Vegas, and from 1989-1993, she held the position of Assistant Financial Controller for the Riviera. Ms. Contner earned her Bachelor of Science in Business Administration-Accounting degree from the University of Nevada, Las Vegas.

     Tjoan T. Tan. Mr. Tan joined the Four Queens in January 1997 and currently serves as Executive Director of Casino Operations. Mr. Tan is responsible for all gaming operations including Slots, Table Games and Keno. From March 2000 to May 2001, Mr. Tan served as the Four Queens' Director of Financial Planning and Casino Administration, from May 1998 to March 2000, he held the position of Financial Planning Manager, and from January 1997 to May 1998, he held the position of Financial Analyst/Special Projects. Mr. Tan was the Casino Trainer at the Riviera Hotel & Casino from September 1993 to January 1997. Mr. Tan attended the University of Alabama, Auburn University, and matriculated at University of Nevada, Las Vegas with a degree in Hotel Administration in 1993.

     Tina M. Kotula. Ms. Kotula joined the Four Queens in September 2001 and serves as the Executive Director of Marketing. Ms. Kotula has 20 years of experience in the gaming industry. From 1983-1995 she held the positions as Casino Marketing Manager/Special Events Manager and the Director of Marketing for the Four Queens Hotel & Casino, from 1995-1996 she held the position of Director of Marketing/Consultant for the Golden Gate Hotel & Casino, from 1996-1997 she held the position of Players Club Manager at the Fiesta Hotel & Casino, from 1997-1999 she held the position of Director of Marketing and Casino Marketing for Boomtown & Silverton Hotel & Casino in Las Vegas, and from
1999-2001 she held the position of Director of Marketing for Bayer-Brown-Bauserman Advertising and Shonkwiler-Marcoux Advertising in Las Vegas.

     There are no family relationships between any director and executive officer.

     The Company does not have a nominating committee.



Section 16(a) Beneficial Ownership Reporting Compliance.


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with, except for a late Form 3 filing by Gina L. Contner in March 2002.




Item 11. EXECUTIVE COMPENSATION.

     The following table provides certain summary information concerning compensation paid by the Company to each person who served as Chief Executive Officer during any part of the year ended December 31, 2001. The table also includes the next most highly compensated executive officer during 2001.





                                                          Long Term
                                                         Compensation
                               Annual Compensation          Awards
                       ---------------------------------- ----------
                                                          Securities  All Other
Name and                                                  Underlying  Compensa-
Principal Position     Year Salary ($)  Bonus($) Other($) Options (#)  tion ($)
------------------     ---- ----------  -------- -------- ----------- ---------

Philip W. Madow        2001 $210,000(3) $75,000     *        -0-     $24,850(5)
  President (1)        2000  145,000     22,500     *        -0-         -0-


Gina L. Contner        2001  113,000(4)  28,000     *        -0-      10,000(6)
  Executive Director   2000   96,000     22,500     *        -0-      18,500(7)
  of Finance,
  Four Queens(2)

*Amount did not exceed the lessor of
$50,000 or 10% of annual salary and
bonus.

(1)  Mr. Madow assumed his position on December 5, 2000.
(2)  Ms. Contner became an executive officer on March 29, 2001.
(3) Includes $26,900 earned as base salary but deferred under the Deferred Compensation Plan.
(4) Includes $8,800 earned as base salary but deferred under the Deferred Compensation Plan.
(5) Includes $21,000 of matching funds contributed by the Company under the Deferred Compensation Plan, $2,600 of matching funds contributed by the Company under the Company's 401K Plan and $1,250 in life insurance premiums paid by the Company.
(6) Includes $8,600 of matching funds contributed by the Company under the Deferred Compensation Plan, $400 of matching funds contributed by the Company under the Company's 401K Plan and $800 in life insurance premiums paid by the Company.
(7) Ms. Contner received a one-time bonus in connection with the settlement between PSELP and the Band.


Stock Options and Similar Rights.

     The Company did not grant any restricted stock, stock options or stock appreciation rights (collectively, "Stock Rights"), during 2001 nor were any Stock Rights exercised in 2000. As of the Plan Effective Date, all previously outstanding Stock Rights were canceled.


Employment Agreements.

     Philip W. Madow and Gina L. Contner have employment agreements with the Four Queens.

     Under the employment agreements, which became effective on January 1, 2002, Philip W. Madow and Gina L. Contner are employed by the Four Queens for a period of one year. The agreements may be renewed annually by Elsinore's Board of Directors and automatically renew of no action is taken by the Board. Mr. Madow and Ms. Contner may terminate the agreements at any time without cause by giving the Four Queens two weeks written notice of such termination. The Four Queens may terminate the agreements at any time without cause by giving Mr. Madow and Ms. Contner written notice. If the Four Queens terminates Mr. Madow or Ms. Contner's employment without cause, the Four Queens must pay one year salary and COBRA benefits for a period of one year. In the event of a change in ownership or control, Mr. Madow and Ms. Contner have the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If Mr. Madow or Ms. Contner terminate their respective employment agreement upon a change of ownership or control, they are entitled to one year's base salary and COBRA benefits. "Change of ownership or control" means that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceases to own directly or indirectly substantially all equity interests in the Four Queens Hotel and Casino; (2) the Four Queens sells 51% or more of the assets of Four Queens Hotel and Casino; or (3) Elsinore ceases to own directly or indirectly at least 51% of all outstanding shares of Four Queens. Mr. Madow's current annual compensation is $210,000 and Ms. Contner's current annual compensation is $120,000. Thus, upon consummation of the sale of assets under the Purchase Agreement, if the executives terminate their employment with Four Queens, they would be entitled to receive the one year severance compensation described above.


Incentive Bonus Plan.

     Effective January 1, 2001, the Board of Directors of the Company approved an incentive bonus plan for approximately 30 senior employees of the Four Queens Casino ("Bonus Plan"). The Bonus Plan provides that if certain targeted earnings are met, a corresponding amount will be credited towards a bonus pool. Bonuses are expected to be paid, following annual audited results, in March of the succeeding year. The distribution of the bonus pool is discretionary. Bonuses for targets met in 2001 were paid in February 2002.


Deferred Compensation Plan.

     Effective January 1, 2001, the Board of Directors of the Company approved a Deferred Compensation Plan for the Four Queens. Participation is limited to Mr. Madow and three other Four Queens Casino executives. The Deferred Compensation Plan provides that, upon election, the executive may defer up to 100% of executive's annual base salary per year. The Company will match $1, for each $1 deferred, up to 10% of the executive's annual base salary. Upon a change in control, the Deferred Compensation Plan calls for immediate vesting and requires the distribution of all assets held under the Deferred Compensation Plan. The sale of assets under the Purchase Agreement would constitute a change in control.


Compensation of Directors.

     Messrs. Waterfall and Madow receive no compensation from the Company for serving on the Board and attending Board of Directors meetings. Each of the other directors receives an annual fee of $25,000 in consideration of his attendance at each quarterly Board of Directors meeting plus $1,000 for each additional meeting, including committee meetings, (other than meetings by telephone conference) at which his attendance is required. All directors receive reimbursement for reasonable expenses incurred in attending each meeting of the Board of Directors. Mr. Jacka also receives $10,000 per year in consideration of serving as an executive officer of the Company.


Compensation Committee Interlocks and Insider Participation.

     The Company did not have a compensation committee in 2001. The full Board of Directors has made all decisions regarding executive officer compensation. Mr. Madow receives no compensation for serving as the President of the Company, but received a salary of $210,000 as his position as President and General Manager of the Four Queens. Separate from his duties as a Director of the Company, Mr. Jacka receives $68,000 per year for serving as a consultant to the Company for Gaming Compliance matters.

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

     Also on September 29, 1998, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have: (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted; and (iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

     As of December 31, 2001, the Company had two classes of voting securities, Common Stock and Series A Convertible Preferred Stock. Series A Convertible Preferred Stock votes on an as-converted basis, except with respect to the election of directors for which each share is entitled to one vote for each of the director positions open. As of December 31, 2001, the beneficial ownership of Common Stock by each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Series A Convertible Preferred Stock, is as follows:



                                  Common Stock
                                  ------------
                                               Amount and Nature of     Percent
Name and Address of Beneficial Owner           Beneficial Ownership(1)  of Class
------------------------------------           -----------------------  --------
John C. "Bruce" Waterfall, who exercises
voting and investment authority over the
Common Stock owned by the MWV Accounts,
as follows (2)(3)(4):
  Betje Partners                                    4,278,690.06           46.1%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations    14,836,328.84           77.6
  Morgens Waterfall Income Partners, L.P.           2,604,280.86           34.3
  MWV Employee Retirement Plan Group Trust            879,022.60           15.1
  MWV International, Ltd.                           3,898,515.00           78.1
  Phoenix Partners, L.P.                           12,276,868.62           71.1
  Restart Partners, L.P.                           10,273,330.56           67.3
  Restart Partners II, L.P.                        19,677,499.86           79.8
  Restart Partners III, L.P.                       16,089,026.04           76.3
  Restart Partners IV, L.P.                        10,135,926.78           67.0
  Restart Partners V, L.P.                          2,696,949.78           35.1
                                                   -------------          ------
                  Total                            97,646,439.00           99.6%
                                                   =============          ======


                                 Preferred Stock
                                 ---------------
                                               Amount and Nature of     Percent
Name and Address of Beneficial Owner           Beneficial Ownership(1)  of Class
------------------------------------           -----------------------  --------
John C. "Bruce" Waterfall, who exercises
voting and investment authority over the
Preferred Stock owned by the MWV Accounts,
as follows (2)(3)(4):
  Betje Partners                                    2,300,371.00            4.6%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations     7,596,894.00           15.2
  Morgens Waterfall Income Partners, L.P.           1,400,151.00            2.8
  MWV Employee Retirement Plan Group Trust            450,110.00              *
  MWV International, Ltd.                                      -              *
  Phoenix Partners, L.P.                            6,600,467.00           13.2
  Restart Partners, L.P.                            5,523,296.00           11.0
  Restart Partners II, L.P.                        10,579,301.00           21.2
  Restart Partners III, L.P.                        8,650,014.00           17.3
  Restart Partners IV, L.P.                         5,449,423.00           10.9
  Restart Partners V, L.P.                          1,449,973.00            2.9
                                                   -------------          ------
                  Total                            50,000,000.00          100.0%
                                                   =============          ======


*Less than 1% of the outstanding shares

(1) The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission and are based on 4,993,965 shares of Common Stock and 50,000,000 shares of Preferred Stock, which are convertible into 93,000,000 shares of Common Stock outstanding as of December 31, 2001.

(2) The address for Mr. Waterfall and each of the MWV Accounts is 10 East 50th Street, New York, New York 10022.

(3) The Common Stock table represents shares on an as-converted basis and the Preferred Stock table represents preferred shares. Pursuant to agreements and undertakings with the Board and the Commission which were required in order for the Plan to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to Common Stock owned by the MWV Accounts. MWV and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant Exchange Act rules, they could also be deemed the beneficial owners of Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of Common Stock, expressed in number of shares, on an as-converted basis, and percent of the class, to MWV and those affiliates is as follows: MWV - 9,056,227.66 (89.6%); Endowment Prime, L.L.C. - 14,836,328.84 (77.6%); MW Capital, L.L.C. -
2,604,280.86  (34.3%);  MW Management,  L.L.C. -  12,276,868.62  (71.1%);  Prime
Group,  L.P.  -10,273,330.56  (67.3%);  Prime  Group II,  L.P.  -  19,677,499.86
(79.8%);  Prime Group III, L.P. - 16,089,026.04  (76.3%); Prime Group IV, L.P. -
10,135,926.78  (67.0%);  and Prime  Group V, L.P. -  2,696,949.78  (35.1%).  The
possible attribution of ownership of Preferred Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV
- 2,750,481.00  (5.5%);  Endowment  Prime,  L.L.C. -  7,596,894.00  (15.2%);  MW
Capital,  L.L.C.  1,400,151.00  (2.8%);  MW  Management,  L.L.C.  - 6,600,467.00
(13.2%);  Prime  Group,  L.P.  -5,523,296.00  (11.0%);  Prime  Group II,  L.P. -
10,579,301.00 (21.2%); Prime Group III, L.P. - 8,650,014.00 (17.3%); Prime Group
IV, L.P. - 5,449,423.00  (10.9%); and Prime Group V, L.P. - 1,449,973.00 (2.9%).
In view of Mr. Waterfall's possession of sole voting and investment power over the Common Stock and Preferred Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of Common Stock and Preferred Stock.

(4) The Company has relied on information provided by the MWV Accounts for beneficial ownership allocation.


Security Ownership of Management

     As of December 31, 2001, the beneficial ownership of Common Stock and Preferred Stock by each of Elsinore's directors, named executive officers and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:

                                                 Amount and Nature of   Percent
Title of Class   Name of Beneficial Owner        Beneficial Ownership   of Class
--------------   ------------------------        --------------------   --------
Common Stock     John C. "Bruce" Waterfall,
                 Chairman of the  Board (1)         97,646,439 (2)        99.6%

                 Philip W. Madow, President
                 and Director                              -0-               *

                 S. Barton Jacka, Secretary,
                 Treasurer and Director                    -0-               *

                 Donald A. Hinkle, Director                -0-               *

                 Gina L. Contner,
                 Executive Director of Finance,
                 Four Queens                               -0-               *

Common Stock     Directors and executive
                 officers as a group (7 persons)    97,646,439 (2)        99.6

Series A         John C. "Bruce" Waterfall,
Convertible      Chairman of the Board (1)
Preferred                                           50,000,000           100.0

Series A         Directors and  executive
Convertible      officers as a group (7 persons)
Preferred                                           50,000,000           100.0


     *Less than 1% of class


     (1) See note (3) to the table in Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Security Ownership of Certain Beneficial Owners.

          (2) See note (1) to the table Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Security Ownership of Certain Beneficial Owners.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     John C. "Bruce" Waterfall, our Chairman of the Board, is the President and a principal shareholder of MWV, which manages the MWV Accounts. The MWV Accounts beneficially own 99.6% of our Common Stock (on an as-converted basis, including the right to convert the 50,000,000 shares of Preferred Stock held by the MWV Accounts into 93,000,000 shares of Common Stock). The MWV Accounts also hold the MWV Notes issued by us with outstanding principal and accrued interest of approximately $7.1 million as of February 28, 2002 with an interest rate of 12.83%. Concurrent with the closing of the sale of assets, a portion of the proceeds received from the purchaser will be used to repay all of the outstanding principal and accrued interest outstanding under the MWV Notes. As of February 28, 2002, the liquidation preference, including accrued and unpaid dividends, payable to the MWV Accounts as holders of the Preferred Stock was approximately $22,000,000. Thus, after payment of Four Queens' and our debt, we expect that the remainder of the proceeds from the sale of assets will be distributed entirely to the MWV Accounts pursuant to the Preferred Stock liquidation preference upon the anticipated liquidation of the Company following sometime after the sale of assets.

     Mr. Jacka receives $68,000 per year for serving as a consultant to the Company for Gaming Compliance matters.

     Philip W. Madow and Gina L. Contner have employment agreements with the Four Queens. In the event of a change in ownership or control, Mr. Madow and Ms. Contner have the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. In the event the Executives terminate the employment agreement, Executives shall be entitled to one year's base salary plus COBRA benefits. Thus, upon consummation of the sale of assets, if the executives terminate their employment with Four Queens, they would be entitled to receive the one year severance compensation described above. See discussion under Item 11. EXECUTIVE COMPENSATION - Employment Agreements.



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

         3.  List of exhibits

         2.1*     First Amended Plan of Reorganization [2.1](5)

         2.2*     Order Confirming First Amended Plan of Reorganization [2.2](5)

         2.3*     Bankruptcy Court Order Approving Plan Documentation [2.3](6)

         2.4 Asset Purchase Agreement by and between Four Queens, Inc. and SummerGate, Inc. dated March 14, 2002

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

         10.6* Lease Agreement, dated April 25, 1972, by and between Bank of Nevada and Leon H. Rockwell, Jr., as Trustees and Four Queens, Inc. [10.6](1)

         10.7* Lease, dated January 1, 1978, between Finley Company and Elsinore Corporation [10.7](1)

         10.8* Ground Lease, dated October 25, 1983, between Julia E. Albers, Otto J. Westlake, Guardian, and Four Queens, Inc. [10.8](1)

         10.9* Ground Lease, dated October 25, 1983, between Katherine M. Purkiss and Four Queens, Inc. [10.9](1)

         10.10* Ground Lease, dated October 25, 1983, by and between Otto J. Westlake and Four Queens, Inc. [10.10](1)

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

         10.18    Intentionally omitted

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

         10.25    Intentionally omitted

         10.26    Intentionally omitted

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

         10.36* Amendment to Master Lease Agreement by and between PDS Financial Corporation-Nevada and Four Queens, Inc. dated August 1, 1997 [10.37](9)

         10.37* Warrants to Purchase 1,125,000 Shares of Common Stock of Elsinore Corporation Issued to Riviera Gaming Management Corp.-Elsinore [10.38](9)

         10.38* Assignment by Richard A. LeVasseur to Four Queens, Inc. dated July 14, 1992 [10.39](9)

         10.39* First Supplemental Amended and Restated Indenture by and among Elsinore Corporation, the guarantors named therein and First Trust National Association, as trustee, dated as of September 18, 1997 [10.40](9)

         10.40    Intentionally omitted

         10.41    Intentionally omitted

         10.42* Capital Contribution Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.46] (13)

         10.43* First Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Putnam Diversified Income Trust, Putnam High Income Convertible and Bond Fund, Putnam Master Intermediate Income Trust, Putnam Managed High Yield Trust, and Putnam Manager Trust - PCM Diversified Income Fund), dated as of September 29, 1998 [10.47] (13)

         10.44* Second Mortgage Note Purchase Agreement by and between Elsinore Corporation and the holders (Paul Voigt, BEA Income Fund, and BEA Strategic Global Income Fund), dated as of September 29, 1997. [10.48] (13)

         10.45* Exchange Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.49] (14)

         10.46* Second Supplemental Indenture among Elsinore Corporation, the guarantors (Elsub Management Corporation, Four Queens, Inc., and Palm Springs East Limited Partnership), and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.50] (14)

         10.47* Series A Preferred Stock Purchase Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.51] (14)

         10.48* Registration Rights Agreement by and between Elsinore Corporation and certain investment accounts named therein, dated as of September 29, 1998 [10.52] (14)

         10.49* Acknowledgment and Confirmation of Pledge Agreement among Elsinore Corporation, Elsub Management Corporation, Palm Springs East Limited Partnership, and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.53] (14)

         10.50* Acknowledgment and Confirmation of Guaranty among Elsub Management Corporation, Four Queens, Inc., Palm Springs East Limited Partnership, and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.54] (14)

         10.51* Second Modification of Subordinated Deed of Trust by and between Four Queens, Inc. and U.S. Bank Trust National Association, dated as of September 29, 1998 [10.55] (14)

         10.52* Waiver of Compliance and letters dated November 12 and 13, 1998 [10.56] (12)

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

         10.55* Waiver of Compliance dated November 12, 1998 under the Amended and Restated Indenture dated as of March 3, 1997 [10.55](16)

         10.56* Waiver of Compliance dated February 22, 2000 under Amended and Restated Indenture dated as of March 3, 1997 [10.56] (17)

         10.57* Release and Settlement Agreement by and among Palm Springs East, Limited Partnership and the 29 Palms Band of Mission Indians dated October 5, 2000[10.57] (19)

         10.58*   Third Supplemental Indenture dated October 31, 2000
                  [10.58] (20)

         10.59*   Waiver of Compliance dated January 18, 2001 [10.59](18)

         10.60* Executive Employment Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 30, 2001 [10.60](18)

         10.61* Executive Employment Agreement by and between Four Queens, Inc. and Jake S. Vanderlei dated January 30, 2001 [10.61](18)

         10.62* Executive Employment Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 30, 2001 [10.62](18)

         10.63* Deferred Compensation Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 20, 2001 [10.63](18)

         10.64* Deferred Compensation Agreement by and between Four Queens, Inc. and Jake S. Vanderlei dated January 20, 2001 [10.64](18)

         10.65* Deferred Compensation Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 20, 2001 [10.65](18)

         10.66*   Waiver of Compliance dated May 8, 2001 [10.66](21)

         10.67 Executive Employment Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 1, 2002

         10.68 Executive Employment Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 1, 2002

         10.69    Waiver of Compliance dated March 29, 2002

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

(4)  Intentionally omitted

(5)  Current Report on Form 8-K dated August 8, 1996

(6)  Current Report on Form 8-K dated March 14, 1997

(7)  Quarterly Report on Form 10-Q for the three months ended March 31, 1997

(8)  Quarterly Report on Form 10-Q for the six months ended June 30, 1997

(9)  Quarterly Report on Form 10-Q for the nine months ended September 30, 1997

(10) Intentionally omitted

(11) Intentionally omitted

(12) Quarterly Report on Form 10-Q for the nine months ended September 30, 1998

(13) Current Report on Form 8-K dated October 13, 1998

(14) Current Report on Form 8-K dated October 13, 1998

(15) Annual Report on Form 10-K for year end December 31, 1997(15)

(16) Annual Report on Form 10-K for year end December 31, 1998

(17) Annual Report on Form 10-K for year end December 31, 1999

(18) Annual Report on Form 10-K for year end December 31, 2000

(19) Intentionally omitted

(20) Quarterly Report on Form 10Q for the nine months ended September 2000

(21) Quarterly Report on Form 10Q for the three months ended March 31, 2001

(a) Exhibits, other than those incorporated by reference as listed in Item 14(a)(3), appear after the signature page of this report.

(b)  Current Report on Form 8-K

(1) Current report on Form 8-K was filed on March 14, 2002, relating to the sale of the Four Queens Casino.





                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELSINORE CORPORATION
                                            (Registrant)


                                            By:   /s/Philip W. Madow
                                            PHILIP W. MADOW, President


                                            By:   /s/Gina L. Contner
                                            GINA L. CONTNER, Principal Financial
                                            and Accounting Officer


Dated: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 29, 2001.


 /s/John C. "Bruce" Waterfall                  /s/Philip W. Madow
John C. "Bruce" Waterfall                      Philip W. Madow
Chairman of the Board of Directors             President


/s/S. Barton Jacka                             /s/Donald A. Hinkle
S. Barton Jacka                                Donald A. Hinkle
Secretary, Treasurer and Director              Director






                                   EXIBIT 2.4



                            ASSET PURCHASE AGREEMENT

                                 by and between



                         FOUR QUEENS, INC., as "Seller"

                                       and

                        SUMMERGATE, INC., as "Purchaser"



                           Dated as of March 14, 2002






                                TABLE OF CONTENTS


                                    ARTICLE I
                  DEFINITIONS; CONSTRUCTION AND INTERPRETATION

Section 1.1       Definitions.................................................1
Section 1.2       Construction and Interpretation.............................1

                                   ARTICLE II
                    SALE AND PURCHASE OF THE PURCHASED ASSETS

Section 2.1       Sale and Purchase of the Purchased Assets...................2
Section 2.2       Excluded Assets.............................................4

                                   ARTICLE III
                            ASSUMPTION OF LIABILITIES

Section 3.1       Assumption of Liabilities...................................5
Section 3.2       Retained Liabilities........................................6

                                   ARTICLE IV
                           PURCHASE PRICE AND PAYMENT

Section 4.1       Deposit.....................................................6
Section 4.2       Purchase Price and Payment..................................8
Section 4.3       Allocation of Purchase Price................................8
Section 4.4       Purchase Price Adjustment...................................8
Section 4.5       Prorations.................................................10

                                    ARTICLE V
                                      TITLE

Section 5.1       Title Exceptions...........................................10
Section 5.2       Purchaser's Title..........................................11

                                   ARTICLE VI
                THE CLOSING; THE CLOSING DATE; ACTION AT CLOSING

Section 6.1       Closing....................................................12
Section 6.2       Seller's Closing Deliverables..............................12
Section 6.3       Purchaser's Closing Deliverables...........................12
Section 6.4       Transfer of Possession.....................................13
Section 6.5       Expenses...................................................14
Section 6.6       Further Assurances.........................................14


                                   ARTICLE VII
                         REPRESENTATIONS AND WARRANTIES

Section 7.1       Representations and Warranties of Seller...................14
Section 7.2       Representations and Warranties of Purchaser................24
Section 7.3       Acknowledgement Regarding Tax Treatment....................25
Section 7.4       Release by Purchaser.......................................25
Section 7.5       Continued Validity.........................................25

                                  ARTICLE VIII
                                    COVENANTS

Section 8.1       Operation of the Business..................................26
Section 8.2       Non-Solicitation...........................................28
Section 8.3       Access to Properties and Records...........................29
Section 8.4       Notice of Inaccuracy.......................................29
Section 8.5       ERISA......................................................30
Section 8.6       Labor Agreement Commitments; Employees.....................30
Section 8.7       Assumption of Plans........................................31
Section 8.8       Governmental Permits and Approvals.........................32
Section 8.9       Preparation of Information Statement.......................32
Section 8.10      Consents and Approvals for Assumed Contracts...............32
Section 8.11      Observers..................................................33
Section 8.12      Certificates of Inspection.................................33
Section 8.13      Notices of Governmental Action.............................33
Section 8.14      Nevada Gaming Authorities..................................33
Section 8.15      Consummation of Agreement..................................34
Section 8.16      Continued Efforts for Consents to Assumed Contracts........34
Section 8.17      Substitution...............................................34
Section 8.18      Fremont Street Experience and Elsinore Intellectual
                   Property Rights...........................................34
Section 8.19      Access to Employee Records.................................34
Section 8.20      Telephone Numbers..........................................34
Section 8.21      Press Releases.............................................34
Section 8.22      Confirmation of Certain Personal Property..................35
Section 8.23      Liabilities Paid at Closing................................35
Section 8.24      Return of Deposits.........................................35
Section 8.25      Casualty Loss and Condemnation.............................35

                                   ARTICLE IX
              CONDITIONS PRECEDENT TO THE OBLIGATIONS OF PURCHASER

Section 9.1       Licenses...................................................36
Section 9.2       Approval to Transfer Gaming Devices........................36
Section 9.3       Absence of Material Change.................................36
Section 9.4       Representations and Warranties.............................36
Section 9.5       Covenants..................................................36
Section 9.6       Absence of Litigation......................................36
Section 9.7       No Change in Law...........................................36
Section 9.8       Required Consents..........................................37
Section 9.9       Information Statement......................................37
Section 9.10      Seller's Closing Deliverables..............................37

                                    ARTICLE X
                CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SELLER

Section 10.1      Licenses...................................................37
Section 10.2      Approval to Transfer Gaming Devices........................37
Section 10.3      Representations and Warranties.............................37
Section 10.4      Covenants..................................................37
Section 10.5      Absence of Litigation......................................38
Section 10.6      No Change in Law...........................................38
Section 10.7      Required Consents..........................................38
Section 10.8      Information Statement......................................38
Section 10.9      Purchaser's Closing Deliverables...........................38

                                   ARTICLE XI
                                   TERMINATION

Section 11.1      Termination by Mutual Consent..............................38
Section 11.2      Termination by Seller......................................38
Section 11.3      Termination by Purchaser...................................39
Section 11.4      Effect of Termination......................................39
Section 11.5      Termination Fee............................................39

                                   ARTICLE XII
                                     ESCROW


                                  ARTICLE XIII
                             GENERAL INDEMNIFICATION

Section 13.1      Agreement of Seller to Indemnify Purchaser.................40
Section 13.2      Agreement of Purchaser to Indemnify Seller.................40
Section 13.3      Effect of Closing Over Known Unsatisfied Conditions
                   or Breached Representations, Warranties or Covenants......41
Section 13.4      Mitigation.................................................41
Section 13.5      Limitations on Indemnification.............................41
Section 13.6      Exclusive Remedy...........................................41

                                   ARTICLE XIV
                         PROCEDURES FOR INDEMNIFICATION

Section 14.1      Procedures for Indemnification.............................42
Section 14.2      Defense of a Third Party Claim.............................42
Section 14.3      Settlement of Third Party Claims...........................43

                                   ARTICLE XV
                             LIMITATION OF LIABILITY

Section 15.1      Limitation of Liability....................................43

                                   ARTICLE XVI
                               DISPUTE RESOLUTION

Section 16.1      Negotiation................................................43
Section 16.2      Mediation..................................................43
Section 16.3      Arbitration................................................44

                                  ARTICLE XVII
                            MISCELLANEOUS PROVISIONS

Section 17.1      Notices....................................................44
Section 17.2      Construction and Governing Law.............................46
Section 17.3      Counterparts...............................................46
Section 17.4      Integrated Agreement.......................................46
Section 17.5      No Oral Modification.......................................46
Section 17.6      Successors and Assigns; No Third Party Beneficiaries.......46
Section 17.7      Assignment.................................................46
Section 17.8      Partial Invalidity.........................................46
Section 17.9      No Presumption Against the Draftsman.......................46
Section 17.10     Expenses...................................................47
Section 17.11     Guarantee..................................................47



EXHIBITS

EXHIBIT A-1       The Fee Land
EXHIBIT A-2       The Leased Land
EXHIBIT B         Form of Assignment and Assumption Agreement
EXHIBIT C         Form of Lease Assignment and Assumption Agreement
EXHIBIT D         Form of Bill of Sale
EXHIBIT E         Form of Fee Land Deed
EXHIBIT F         Form of Trademark Assignment Agreement
EXHIBIT G         Form of Patent Assignment Agreement



APPENDICES

APPENDIX A        Glossary of Defined Terms




                            ASSET PURCHASE AGREEMENT


     This ASSET PURCHASE AGREEMENT (herein referred to as this "Agreement") is dated as of March 14, 2002 and is by and between FOUR QUEENS, INC., a Nevada corporation (herein referred to as "Seller"), and SUMMERGATE, INC., a Nevada corporation (herein referred to as "Purchaser"). Seller and Purchaser are sometimes referred to herein individually as a "Party" and collectively as the "Parties."

                                    RECITALS:

     Seller desires to sell that certain land described on Exhibit A-1 (the "Fee Land"), to assign its interest in leases of that land described on Exhibit A-2 (the "Leased Land," and, together with the Fee Land, the "Land") and to sell the improvements located thereon, all of which are commonly known as the Four Queens Hotel and Casino ("Hotel").

     Upon the terms and subject to the conditions  set forth in this  Agreement:
(1) Seller desires to sell and transfer to Purchaser, and Purchaser desires to purchase from Seller, substantially all of the assets of Seller associated with the Hotel; and (2) Seller desires to delegate to Purchaser, and Purchaser desires to assume from Seller, certain liabilities associated with the Hotel.

     NOW, THEREFORE, for and in consideration of the mutual covenants and agreements contained in this Agreement and each act done pursuant hereto, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties, intending to be legally bound hereby, represent, warrant, covenant and agree as follows:

ARTICLE I
                  DEFINITIONS; CONSTRUCTION AND INTERPRETATION

Section 1.1 Definitions. The capitalized words, terms and phrases used in this Agreement, including in the preamble and the recitals hereto, shall have the meanings ascribed to such words, terms and phrases in the "Glossary of Defined Terms" attached to this Agreement as APPENDIX A.

Section 1.2 Construction and Interpretation. Unless the context of this Agreement requires otherwise: (a) words of any gender include each other gender;
(b) words using the singular or plural number also include the plural or singular number, respectively; (c) the words "hereof," "herein," "hereby," "hereto" and similar words refer to this entire Agreement and not to any particular Article, Section, Clause, Exhibit, Schedule or Appendix or any other subdivision of this Agreement; (d) references to "Article," "Section," "Clause," "Exhibit" "Schedule" or "Appendix" are to the Articles, Sections, Clauses, Exhibits, Schedules and Appendices respectively of this Agreement; (e) the words "include" or "including" shall be deemed to be followed by the phrases "without limitation" or "but not limited to" whether or not such words are followed by such phrases or phrases of like import; (f) references to "this Agreement" or any other agreement or document shall be construed as a reference to such agreement or document as amended, modified or supplemented and in effect from time to time and shall include a reference to any document which amends, modifies or supplements it; and (g) titles for captions of Sections contained in this Agreement are inserted only as a matter of convenience and for reference, and in no way define, limit, extend, describe or otherwise affect the scope or meaning of this Agreement or the intent of any provision hereof. Each of the Schedules, Exhibits and Appendices referred to in this Agreement is expressly made a part hereof. In addition, the disclosures in the Schedules, and those in any supplement thereto, relate only to the representations and warranties in the Section of this Agreement to which they expressly relate and not to any other representation or warranty in this Agreement. In the event of any inconsistency between the statements in the body of this Agreement and those in the Schedules, Exhibits or Appendices (other than an exception expressly set forth as such in the applicable Schedule with respect to a specifically identified representation or warranty in a specific Section of this Agreement), the statements in the body of this Agreement will control. Whenever this Agreement refers to actions to be taken by any Person, or which any Person is prohibited from taking, such provision shall be applicable whether such action is taken (or not taken) directly or indirectly by such Person, including actions taken by or on behalf of any Affiliate of such Person. Whenever any provision of this Agreement refers to any Person's right to consent to or be satisfied with any action, such consent or satisfaction shall be in the Person's commercially reasonable discretion, unless the provision granting such Person the right to consent or be satisfied limits the Person's consent or satisfaction right in some other manner. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP.

ARTICLE II
                    SALE AND PURCHASE OF THE PURCHASED ASSETS

Section 2.1 Sale and Purchase of the Purchased Assets. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing on the Closing Date, Seller shall sell, assign, transfer, convey and deliver to Purchaser, and Purchaser shall purchase from Seller, all of Seller's right, title, interest and benefit in and to all assets owned by Seller constituting, or used primarily in connection with, the Hotel (the "Purchased Assets"), except the assets specifically identified in Section 2.2 (the "Excluded Assets"). The Purchased Assets shall include, but shall not be limited to, the following:

(a) the Fee Land;

(b) all of Seller's rights and interests arising under or in connection with any Contracts (other than Shrink-Wrap Licenses) to which Seller is a party and which relate primarily to the Business (the "Assumed Contracts"), including all of Seller's interest under those certain leases (collectively, the "Ground Leases", and each a "Ground Lease") described in Section 2.1(b) of the Disclosure Schedule, pursuant to which Seller leases the Leased Land, and including any prepayments made by Seller under such Contracts;

(c) all of Seller's right, title and interest in and to all buildings, improvements and fixtures owned by Seller and located on the Land, and all rights appurtenant thereto, if any (together with the Land, the "Premises");

(d) all of Seller's right, title and interest in and to all furniture, furnishings, fixtures, gaming devices, equipment, appliances, tools, motor vehicles, supplies, signs and signage, public relations pamphlets and related supplies, Inventory (other than unopened alcoholic beverages), and all other tangible personal property used in the ownership, operation and maintenance of the Hotel (the "Business") conducted by Seller on or with respect to the Hotel (collectively, the "Personal Property"), including, without limitation, the property held as of the Closing and listed on the Second Personal Property Inventory, subject to the rights of lessors under any of the Assumed Contracts;

(e) the name "Four Queens Hotel and Casino" and any variation thereof and all right, title and interest in and to any and all copyrights, trademarks, trade
names,  service  marks,  patents,  trade  secrets,   displays,   symbols,  color
arrangements, business methods, designs and logos with respect thereto and/or relating to and/or used by Seller or Elsinore in the ownership, use and/or operation of the Business and/or the Purchased Assets, and other names, words or devices and related applications and registrations, and all goodwill associated therewith, (collectively, the "Intellectual Property Rights"); provided that the Intellectual Property Rights shall not include any rights associated with the name "Elsinore" or "Elsinore Corporation";

(f)  all  plans  and  specifications,   historical   reservation  data,  advance
reservations, bookings, credit files (including specifically casino credit files), and other similar files and reports in the possession of Seller, including, but not limited to, computer records and all other books and records of Seller used exclusively in the operation of the Business by Seller, including, but not limited to, all financial statements, customer lists, credit records and files (including casino files) and all other accounting records (in whatever form they may exist, including computer disk or tape);

(g) all cash (including, without limitation, cash in the cages, slot machines, or gaming tables located at the Hotel, and cash in the registration, retail, restaurant and other non-gaming areas of the Hotel), bank rolls, and all cash equivalents (collectively "Cash"), all refunds owed to Seller by third parties in connection with the Business (other than those described in Section 2.2(g) below), and all gaming chips and tokens;

(h) all manufacturers' or other assignable warranties applicable to any other items included in the Purchased Assets (the "Warranties");

(i) all interest of Seller or any Affiliate of Seller in Fremont Street Experience LLC;

(j) all computer hardware used by Seller in the operation of the Business or the Purchased Assets and computer software owned or licensed (other than pursuant to a Shrink-Wrap License) by Seller and used in connection with the Business or the Purchased Assets, to the extent transferable without fees, including, without limitation, if possessed by Seller, all source codes and data, whether on tape, disc or other computerized format, and all related user manuals, computer records, service codes, programs, stored materials and databases, including, without limitation, all access codes and instructions needed to obtain access to and to utilize the information contained on such computer records (the "Computer Software");

(k) to the extent permitted by Law, all transferable  licenses (including liquor
licenses),   permits,  approvals  and  other  authorizations  (the  "Transferred
Permits");

(l) the accounts receivable, deposits, prepaid expenses, returned checks and other assets of the type historically accounted for in the categories listed in
Section 2.1(l) of the Disclosure Schedule; and

(m) all of Seller's interests in, and all of Seller's assets associated with, the Assumed Plans, as well as any Collective Bargaining Agreement.

Section 2.2 Excluded Assets. The assets that constitute Excluded Assets shall include only:

(a) the consideration delivered to Seller pursuant to this Agreement, and all of Seller's rights and interests arising under or in connection with this Agreement;

(b) all formation and organization documents, minute books, stock record books and all other documents relating to the legal existence of Seller or its Affiliates, and all income tax returns and records, gaming tax returns (including supporting schedules) and records and nontransferable licenses, permits, approvals and other authorizations; provided, however, that copies of such corporate and tax records and nontransferable licenses, permits, approvals and other authorizations shall be provided to Purchaser at the Closing as the request of Purchaser;

(c) all of Seller's interests, claims and choses of action in any past or current insurance policy or Contract (other than those that may be assigned pursuant to the assignment of the Assumed Plans), including all rights to contribution and insurance proceeds in respect of Purchased Assets;

(d) all of Seller's interests in any claims (including cross claims or counterclaims) relating to any Taxes (including any deposits, refunds, rebates, credits or other Tax benefits) (other than those that both relate to the Purchased Assets and arise after the Closing Date);

(e) any amounts due to Seller from Elsinore;

(f) all assets of Elsinore (other than as constitute Intellectual Property Rights);

(g) all bank accounts of Seller;

(h) the receivables, refunds owed to Seller and other assets of the type historically accounted for in the categories listed in Section 2.2(h) of the Disclosure Schedule;

(i) the Contracts listed in Section 2.2(i) of the Disclosure Schedule.

(j) all furniture and computer equipment located in Suite #302 on the Premises; provided that Purchaser shall permit such furniture and equipment to remain in Suite #302, and shall permit Seller the exclusive right to occupy and use Suite #302, for two years following the Closing Date; and

(k) any claims, causes of action or other rights related to any Retained Liability.

ARTICLE III
                            ASSUMPTION OF LIABILITIES

Section 3.1 Assumption of Liabilities. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing on the Closing Date, Purchaser shall assume, shall take subject to, and thereafter shall pay, satisfy, discharge and perform when due, the following liabilities and obligations of Seller (the "Assumed Liabilities"):

(a) all current liabilities of the type historically accounted for in the categories listed in Section 3.1(a)(i) and Section 3.1(a)(ii) of the Disclosure Schedule (the "Payables");

(b)  pursuant  to  one  or  more  Assignment  and  Assumption  Agreements,   all
liabilities and obligations arising after the Closing Date under the Assumed Contracts and the Transferred Permits (including executory obligations);

(c) pursuant to one or more Lease Assignment and Assumption Agreements, all liabilities and obligations arising after the Closing Date under the Ground Leases (including executory obligations);

(d) any liability or obligation of Seller with respect to the Assumed Plans and the Collective Bargaining Agreements;

(e) any liability or obligation of Seller resulting from the consummation of the transactions contemplated herein and arising under or related to the WARN Act;

(f) any liability to holders of winning keno tickets for wagers booked by Seller prior to or at the Closing for events which have not yet occurred by the Closing, provided that Seller pays to Purchaser the value of such wagers pursuant to Section 4.5;

(g) all liabilities for purchase money obligations whether structured as debt, lease or otherwise, to the extent set forth in Section 3.1(g) of the Disclosure Schedule;

(h)  any  liability  for  food,  merchandise,   rooms,  show  tickets  or  other
complementaries issued to third parties for services or goods furnished to the Business prior to or at the Closing;

(i) any liability for cash or for food, merchandise, rooms, show tickets or other complementaries, owed to patrons of the Business prior to or at the Closing, and any liability for points or credits earned by patrons of the Business prior to or at the Closing, under any slot club or other program offering awards or other incentives to gamble to patrons of the Business;

(j) all liabilities or obligations for due bill contracts or other "trade-out" liabilities other than Payables;

(k) any liability for workers' compensation claims made or reopened after the Closing by employees of the Business; and

(l) except for the Retained Liabilities, all liabilities and obligations arising out of or in any way related to the ownership or operation of the Business or the Purchased Assets after the Closing (including any Taxes relating to the Business or the Purchased Assets after the Closing Date), including prorated amounts payable by Purchaser pursuant to Section 4.4 arising out of or in any way related to the Business or the Purchased Assets on or after the Closing Date.

Section 3.2 Retained Liabilities. Except for the Assumed Liabilities specifically and expressly assumed by Purchaser pursuant to Section 3.1, Purchaser shall not assume or become liable on or with respect to any Contract of Seller or for or with respect to any indebtedness, obligations, commitments or liabilities of Seller, direct or indirect, known or unknown, or absolute, vested or contingent, all of which shall be retained by Seller (herein referred to collectively as the "Retained Liabilities"). Without limiting the generality of the foregoing, Purchaser shall not assume or become liable for, and the Retained Liabilities shall include the following:

(a) all liabilities to any federal, state or local Governmental Authority, or to any special purpose district, for unpaid Taxes of any type or description, or penalties or interest thereon, arising by reason of the ownership, use and/or operation of the Purchased Assets prior to or at the Closing Date, or any sales/use Tax, in each case arising from the implementation and closing of the transactions contemplated by this Agreement, whether or not imposed on or measured by income, including any amounts due or which may become due and owing under NRS 244.335, 244.3352, 360.525 and 612.695;

(b) all liabilities of Seller to the Nevada State Gaming Control Board, the Nevada Gaming Commission and the City of Las Vegas (collectively, the "Nevada Gaming Authorities") relating to gaming activities prior to or at the Closing Date;

(c) all litigation pending with respect to Seller or the Business as of the Closing Date;

(d) any liability or obligation under any Contract that is not an Assumed Contract;

(e) any liabilities and obligations of Seller to the extent arising under any Environmental Law and associated with, related to or arising from any environmental condition at, in, on or under the Premises on or prior to the Closing; and

(f) any other liability, obligation or commitment not specifically and expressly assumed by Purchaser hereunder.

ARTICLE IV
                           PURCHASE PRICE AND PAYMENT

Section 4.1 Deposit.

(a) Purchaser has already deposited the Unconditional Termination Payment with UTP Escrow Agent;

(b) Immediately following the execution of this Agreement by both parties, Purchaser shall deliver to Nevada Title Company ("Escrow Agent"), by wire transfer of immediately available funds, a deposit (the "Deposit") in the amount of two hundred thousand dollars ($200,000);

(c) Until the earlier of (a) the Closing Date or (b) the date of the termination of this Agreement, the Unconditional Termination Payment and the Deposit shall be held in such joint account and subject to the provisions of this Section 4.1(c). The Unconditional Termination Payment and the Deposit shall be invested by Escrow Agent and UTP Escrow Agent as mutually directed by Purchaser and Seller, or, if no such direction is given, the Unconditional Termination Payment and the Deposit shall be invested in either (a) direct obligations of the United States of America or any agency thereof, (b) certificates of deposit issued by any bank organized under the laws of the United States or any state thereof, provided such bank has capital and surplus aggregating at least Five Hundred Million Dollars ($500,000,000) or (c) commercial paper given the highest rating by a nationally recognized credit rating agency.

(d) Withdrawals shall be made from the joint escrow account only with the written authorization of both Purchaser and Seller and only as provided in this
ARTICLE IV. Each of Purchaser and Seller covenants and agrees to authorize and to cause to be made all withdrawals required to be made by this ARTICLE IV.

(e) At the Closing, Seller and Purchaser shall direct the UTP Escrow Agent and the Escrow Agent to pay the Unconditional Termination Payment and the Deposit, as applicable, plus any interest accrued thereon from the date of deposit (the "Accrued Interest"), to Seller; provided, however, that Escrow Agent shall withhold such amount therefrom in escrow as the Parties mutually agree is necessary to comply with the provisions of NRS 360.525, 612.695 or to which the Purchased Assets or a portion thereof may be subject pursuant to NRS 244.335 and
244.3352 until such time as Seller furnishes Purchaser and Escrow Agent the receipts or certificates provided for in said statutes or, if not so provided for, such evidence as Purchaser may reasonably require to assure Purchaser that the applicable obligations have been paid. If Seller does not produce such receipts or certificates within the time periods provided in said statutes, or if any lien or other claim therefor is asserted against Purchaser or the Purchased Assets, Escrow Agent shall pay such withheld sums to the appropriate authority.

(f) In the event that this Agreement is terminated (1) by Purchaser in accordance with Section 11.3(a) on account of a willful and material breach by Seller of any representation, warranty or covenant contained in this Agreement, or (2) by Seller in accordance with Section 11.2(d), Seller and Purchaser shall promptly direct the UTP Escrow Agent to pay the Unconditional Termination Payment and any Accrued Interest thereon to Purchaser, and Seller shall have no claim to, or interest in, the Unconditional Termination Payment and any Accrued Interest thereon. In the event that this Agreement is terminated for any other reason, Seller and Purchaser shall promptly direct the Escrow Agent to pay the Unconditional Termination Payment plus any Accrued Interest thereon to Seller.

(g) In the event that this Agreement is terminated (1) by Purchaser (A) in accordance with Section 11.3(a) on account of a willful and material breach by Seller of any representation, warranty or covenant contained in this Agreement or (B) as a result of the failure to be satisfied of the conditions set forth in
Section 9.3, Section 9.6 or Section 9.7, or (2) by Seller (A) in accordance with
Section 11.2(d) or (B) as a result of the failure to be satisfied of the conditions set forth in Section 10.5 or Section 10.6, Seller and Purchaser shall promptly direct the Escrow Agent to pay the Deposit and any Accrued Interest thereon to Purchaser, and Seller shall have no claim to, or interest in, the Deposit and any Accrued Interest thereon. In the event that this Agreement is terminated for any other reason, Seller and Purchaser shall promptly direct the Escrow Agent to pay the Deposit plus any Accrued Interest thereon to Seller.

(h) Purchaser acknowledges that the retention of the Unconditional Termination Payment or the Deposit by Seller shall not constitute a measure of Seller's damages for any claim for breach against Purchaser brought under this Agreement.

Section 4.2 Purchase Price and Payment. In addition to the assumption by Purchaser of the Assumed Liabilities, Purchaser shall pay to Seller an amount equal to (i) TWENTY TWO MILLION DOLLARS ($22,000,000) (less the amount paid under clause (ii)) (the "Cash Portion") plus (ii) the amount required under
Section 4.1(e) plus (iii) the amount of the Cash as of midnight on the Closing Date (i.e., the midnight immediately after 11:59 p.m. on the Closing Date) minus
(iv) the Estimated Liability Adjustment minus (v) the Estimated Liability Difference, if any (the "Purchase Price") for the Purchased Assets. At the Closing, the Purchase Price shall be payable by Purchaser to Seller in immediately available funds.

Section 4.3 Allocation of Purchase Price. Within ten (10) days after the Closing Date, Purchaser shall provide to Seller for Seller's review a draft of Internal Revenue Service Form 8594, or other required forms, if any, related to asset acquisitions and any required exhibits thereto setting forth the allocation of the Purchase Price in a manner consistent with Section 1060 of the Code, as amended, and the Treasury Regulations promulgated thereunder. Within ten (10) days after receipt of such documents, Seller shall, in writing, either agree or state their objections. Seller and Purchaser shall negotiate in good faith to attempt to resolve any objections. If Seller and Purchaser are unable to resolve Seller's objections, the objections shall be submitted to the Independent Accounting Firm. The Independent Accounting Firm's determination shall be final (such determination to be based solely on the written submissions by the Purchaser and Seller and not on any independent investigation by the accounting firm). The costs of the Independent Accounting Firm shall be borne equally by Purchaser and Seller. Seller and Purchaser agree to properly file Form 8594 and report the purchase price allocation set forth therein for purposes of all U.S. federal and state and local income and franchise Tax returns.

Section 4.4 Purchase Price Adjustment.

(a) Not less than three (3) Business Days prior to the Closing Date, Seller shall deliver a notice (the "Purchase Price Notice") to Purchaser which sets forth (i) the Seller's good faith estimate of the Liability Adjustment (the "Estimated Liability Adjustment") and the Liability Difference (the "Estimated Liability Difference") and (ii) based thereon, the calculation of the Purchase Price. The calculation of the Purchase Price set forth in the Purchase Price Notice shall be binding on Purchaser and Seller absent manifest error.

(b) Within sixty (60) days after the Closing Date, Seller shall prepare and deliver (by same day or next day delivery) to Purchaser a statement setting forth its determination of the Liability Adjustment and the Liability Difference (the "Initial Liability Statement"), which statement shall set forth in reasonable detail the basis for such determinations. During the sixty (60) days after receipt of such statement, Purchaser and its representatives will be permitted to review Seller's working papers relating to the Initial Liability Statement.

(c) Purchaser shall notify Seller in writing (the "Notice of Disagreement") within sixty (60) days after receipt of the Initial Liability Statement if Purchaser disagrees with Seller's calculation of the Liability Adjustment or the Liability Difference, which Notice of Disagreement shall set forth in reasonable detail the basis for such dispute and the U.S. dollar amounts involved and Purchaser's good faith estimate of the Liability Adjustment or the Liability Difference. If no Notice of Disagreement is received by Seller within such sixty
(60) day period, then the Initial Liability Statement shall be deemed to have been accepted by Purchaser, shall become final and binding upon the parties and shall be the Final Liability Statement.

(d) During the twenty (20) Business Days immediately following the delivery of a Notice of Disagreement, Seller and Purchaser shall seek in good faith to resolve any differences which they may have with respect to any matter specified in the Notice of Disagreement. If at the end of such twenty Business Day period Seller and Purchaser have been unable to agree upon a Final Liability Statement, Seller and Purchaser shall submit to the Independent Accounting Firm for review and resolution any and all matters which remain in dispute with respect to the Notice of Disagreement. The Independent Accounting Firm shall use commercially practicable efforts to make a final determination, which shall be binding on the parties hereto, of the Liability Adjustment and the Liability Difference within twenty (20) Business Days after any such referral, and such final determination shall be the Final Liability Statement. This Section is an agreement to arbitrate as such is defined in Chapter 38 of the Nevada Revised Statutes; provided, however, that: (a) Sections 38.075, 38.085, 38.095 and 38.145(1)(d) of
such Chapter are hereby waived; and (b) the time periods contained in Sections 38.145(2) and 38.155(1) of such Chapter are hereby shortened to thirty (30) days. The arbitration is to be performed in Clark County, Nevada. Purchaser and Seller each consent to the procedure herein set forth and waive any rights (including any right to a hearing, representation by attorney at such hearing, or any rights with respect to witnesses, cross-examination, subpoenas and depositions) they may have under conflicting provisions of the Nevada Uniform Arbitration Act, Nevada Revised Statutes Subsection 38.015 et seq., as now or hereafter in effect. The Parties agree that judgment may be entered upon the decision of the Independent Accounting Firm.

(e) The cost of the Independent Accounting Firm's review and determination shall be paid by the party which has determined an amount of the sum of the Liability Adjustment and the Liability Difference that is the greatest amount different from the amount of such sum on the Final Liability Statement. During the twenty Business Day review by the Independent Accounting Firm, Purchaser and Seller will each make available to the Independent Accounting Firm interviews with such individuals and such information, books and records as may be reasonably required by the Independent Accounting Firm to make its final determination.

(f) (i) If the Liability Adjustment (as set forth in the Final Liability Statement) exceeds the Estimated Liability Adjustment, then Seller shall pay to Purchaser an amount equal to such excess or (ii) if the Estimated Liability Adjustment exceeds the Liability Adjustment (as set forth in the Final Liability Statement), then Purchaser shall pay to Seller an amount equal to such excess, in either case within five (5) Business Days after the Final Liability Statement becomes final and binding on the parties hereto. If the Liability Adjustment (as set forth in the Final Liability Statement) is equal to the Estimated Liability Adjustment, then neither Purchaser nor Seller shall owe any amount to the other party pursuant to this Section 4.4(f).

(g) (i) If the Liability Difference (as set forth in the Final Liability Statement) exceeds the Estimated Liability Difference, then Seller shall pay to Purchaser an amount equal to such excess or (ii) if the Estimated Liability Difference exceeds the Liability Difference (as set forth in the Final Liability Statement), then Purchaser shall pay to Seller an amount equal to such excess, in either case within five (5) Business Days after the Final Liability Statement becomes final and binding on the parties hereto. If the Liability Difference (as set forth in the Final Liability Statement) is equal to the Estimated Liability Difference, then neither Purchaser nor Seller shall owe any amount to the other party pursuant to this Section 4.4(g).

(h) Purchaser agrees that following the Closing through the date that payment, if any, is made pursuant to this Section 4.4, it will not take any actions with respect to any accounting books, records, policy or procedure on which the Initial Liability Statement or the Final Liability Statement is to be based that are inconsistent with past practices of the Seller or that would make it impossible or impracticable to calculate the Liability Adjustment in the manner and utilizing the methods required hereby.

Section 4.5 Prorations. To the extent not otherwise included in the Final Liability Statement, real estate taxes and assessments, personal property taxes, Ground Lease rents and rents and any other receipts attributable to space leases shall be prorated as of midnight on the Closing Date. Wagers received by Seller prior to or at the Closing for keno events occurring after the Closing shall be paid to Purchaser. In lieu of prorating power, gas, water and other utility fees and charges (other than telephone), the appropriate utilities shall be informed to take meter readings as close as practicable to the Closing Date, to bill Seller for service prior to such readings and to bill Purchaser for service thereafter. Said readings must occur on or before the Closing Date. The telephone company shall be informed to cancel Seller's service as of the Closing Date and to transfer service and the telephone numbers of the Business to Purchaser. The next regular billing of the telephone company after the Closing Date will be sent to Purchaser. Upon receiving a copy of said bill, Seller shall pay Purchaser for those charges attributable to calls made before midnight on the Closing Date. General service charges will be prorated as of the time of the billing on the basis of the number of days before and after the Closing Date, respectively. At the Closing, Seller and Purchaser shall estimate or actually determine the prorations and shall adjust the Purchase Price accordingly. Prorated amounts are to be paid to the appropriate party promptly on demand when computed.

ARTICLE V
                                      TITLE

Section 5.1 Title Exceptions.

(a) On the date hereof, Seller will order from Escrow Agent, and deliver to Purchaser immediately upon receipt, a preliminary title report with respect to the Premises from Escrow Agent, together with copies of all exceptions to title appearing in such report and a copy of Seller's existing survey of the Premises, if any. Within ten (10) days of receipt of the later of said copies and survey (if any), Purchaser shall notify Seller of any title exceptions to which it objects ("Disapproved Exceptions"). Purchaser shall be deemed to have approved all title exceptions except for objections made within the above-mentioned ten
(10) day period, and each shall constitute a "Permitted Exception." Further, notwithstanding anything to the contrary contained herein, all of the following shall also constitute Permitted Exceptions (regardless of whether Purchaser disapproves of them): (i) real estate taxes and assessments, personal property taxes, water and/or meter charges, sewer taxes, charges or rents, in each case not yet due and payable; (ii) liens, encumbrances or other matters made, created or suffered by or on behalf of Purchaser, including, without limitation, liens arising as a result of any act or omission of Purchaser or Purchaser's agents, contractors or representatives; (iii) zoning and other land use restrictions and ordinances; (iv) the Ground Leases; (v) consents previously granted by any former owner of the Land for the erection of any structure or structures on, under or above any street or streets on which the Land may abut; (vi) liens for any unpaid real estate tax, water charge, sewer rent and assessment, provided Purchaser receives a credit for such sums in an amount sufficient to discharge such liens at the Closing in accordance with this Agreement; (vii) any liens or encumbrances as to which the title company will insure, or commit to insure, Purchaser against loss or forfeiture of title to, or collection from the Purchased Assets without additional cost to Purchaser, whether by payment, bonding, indemnity of Seller or otherwise; (viii) any and all Uniform Commercial Code filings which are more than five (5) years old and which have not been continued; (ix) the revocable nature of the right, if any, to maintain street and sidewalk vaults and other vault spaces, coal chutes, excavations, canopies, marquees and signs; (x) exceptions set forth in Section 5.1(a) of the Disclosure Schedule, and (xi) any other leases, liens, encumbrances or other exceptions which are approved by Purchaser pursuant to Section 5.1(b) below. (b) Within five (5) Business Days after the date Seller receives Purchaser's written notice of any Disapproved Exception within the time period specified above, Seller shall notify Purchaser in writing of any Disapproved Exceptions which Seller is unable or unwilling to cause to be removed or insured against prior to or at the Closing (the "Unresolved Exceptions"). With respect to any Unresolved Exception, Purchaser shall elect, by giving written notice to Seller and the Escrow Agent within five (5) Business Days after receipt of Seller's notice (i) to terminate this Agreement, or (ii) to waive Purchaser's disapproval of such Unresolved Exception, in such latter event each such Unresolved Exception shall then be deemed to be a Permitted Exception. Purchaser's failure to terminate this Agreement within such five (5) Business Day period shall constitute Purchaser's agreement to treat such Unresolved Exceptions as Permitted Exceptions.

Section 5.2 Purchaser's Title. This sale is subject to Purchaser being able to obtain an ALTA extended owner's policy of title insurance (Form B, Rev. 10-17-70) from a company reasonably satisfactory to Purchaser in the amount of the Purchase Price allocated to the Premises pursuant to Section 4.3 insuring that Purchaser has fee title to the Fee Land, a valid leasehold interest in the Leased Land, and fee title to the improvements on the Land, and that the landlords listed in Section 5.2 of the Disclosure Schedule have fee title to the Leased Land, subject only to the Permitted Exceptions, agreements subject to which Purchaser takes the Purchased Assets pursuant to Section 5.1(a), items arising after the date hereof and approved by Purchaser and items caused by Purchaser. Said policy shall have attached thereto such endorsements as Purchaser may require (at Purchaser expense, and for which Purchaser shall have received a commitment from such title company no later than thirty days after the date hereof), including, but not limited to, endorsements insuring against encroachments, violations of covenants and restrictions and mechanic's liens and insuring contiguity. Liability under such policy shall be reinsured to the extent, in the form, and from companies satisfactory to Purchaser (to the extent committed by such companies no later than thirty days after the date hereof).


ARTICLE VI
                THE CLOSING; THE CLOSING DATE; ACTION AT CLOSING

Section 6.1 Closing. The Closing shall be as provided in this Section 6.1 and shall occur at the offices of Lionel Sawyer & Collins, 1700 Bank of America Plaza, 300 South Fourth Street, Las Vegas, Nevada, 89101, at 10:00 a.m. on the last Business Day of the calendar month in which Purchaser and all other Persons required to do so have obtained all licenses and approvals (including, without limitation, gaming and liquor licenses) to permit Purchaser to lawfully operate the Business as it is now conducted, but in any event on or before the Outside Date (the "Closing Date"). Upon the Closing, the Closing shall, for all purposes under this Agreement, be deemed to have occurred as of the Closing Date. The matters and deliveries hereafter described in this Section 6.1 shall be deemed accomplished concurrently. The effective date of the sale of the Purchased Assets shall be at midnight on the Closing Date and all prorations and allocations provided for hereunder shall be made as of midnight on the Closing Date, except as otherwise agreed in writing by the Parties.

Section 6.2 Seller's Closing Deliverables. At the Closing, and concurrently with the making of the deliveries by Purchaser of the Purchaser's Closing Deliverables as set forth in Section 6.3, Seller shall deliver, or cause to be delivered, to Purchaser the following (herein referred to collectively as "Seller's Closing Deliverables"):

(a) the duly executed Bill(s) of Sale;

(b) the duly executed Assignment and Assumption Agreement(s);

(c) the duly executed Lease Assignment and Assumption Agreement(s);

(d) the duly executed Fee Land Deed;

(e) the duly executed Trademark Assignment Agreements;

(f) the duly executed Patent Assignment Agreement;

(g) title certificates to all vehicles included in the Personal Property;

(h) the certificates and other instruments and documents described in ARTICLE IX; and

(i) a designation of the representative of Seller described in Section 6.4(e).

Section 6.3 Purchaser's Closing Deliverables. At the Closing, and concurrently with the making of deliveries by Seller of the Seller's Closing Deliverables to Purchaser as set forth in Section 6.2, Purchaser shall deliver, or cause to be delivered, to Seller each and every payment, agreement, certificate, instrument and other document that is to be executed, delivered and/or performed by
Purchaser pursuant hereto including the following (herein referred to collectively as "Purchaser's Closing Deliverables"):

(a) payment of the Cash Portion in the manner set forth in Section 4.2;

(b) the duly executed Assignment and Assumption Agreement(s);

(c) the duly executed Lease Assignment and Assumption Agreement(s);

(d) the duly executed Trademark Assignment Agreements;

(e) the duly executed Patent Assignment Agreement;

(f) the certificates, instruments and other documents described in ARTICLE X.

Section 6.4 Transfer of Possession.

(a) Possession of the Purchased Assets shall be delivered to Purchaser as of midnight on the Closing Date.

(b) To the extent applicable, the transfer of possession shall be pursuant to the closing memorandum approved by the Nevada Gaming Authorities.

(c) To effectuate the transfer of unopened alcoholic beverages, Purchaser and Seller shall utilize the services of a licensed alcoholic beverage wholesaler to purchase alcoholic beverages from Seller and then resell them, at cost, to Purchaser.

(d) On the Closing Date, authorized representatives of Purchaser and Seller shall take inventory of (i) all baggage, suitcases, luggage, valises and trunks of hotel guests checked or left in the care of Seller, (ii) the contents of the storage room, and (iii) sporting equipment and clothing left in the care of Seller; provided, however, that no such baggage, suitcases, luggage, valises or trunks shall be opened. All such baggage and other items shall be sealed in a manner to be agreed upon by the parties and listed in an inventory prepared and signed jointly by representatives of Purchaser and Seller on the Closing Date. Purchaser shall be responsible from and after said date for all baggage and other items listed in such inventory and, where the seals have been broken, for the contents thereof. Seller shall be responsible for said contents if the seals have not been broken and for all luggage or other property of guests not listed on such inventory. By conveying the Purchased Assets to Purchaser on the Closing Date, Seller shall be deemed, without further action, to have assigned any storage, warehouse or innkeepers liens it may have under applicable Law.

(e) Safe deposit boxes in use by customers at the Closing Date will be sealed in a reasonable manner mutually agreeable to Purchaser and Seller. Representatives of both Purchaser and Seller shall be given notice and an opportunity to be present when a seal is broken. Seller will have no further responsibility for seals broken without the presence of Seller's representative unless such representative fails to be present after being provided notice pursuant to this
Section 6.4(e). Purchaser will have no responsibility for loss or theft from a safe deposit box whose seal was broken in the presence of Seller's representative or without the presence of such representative after giving such representative notice pursuant to this Section 6.4(e). Seller will make a representative available within one (1) hour after Purchaser notifies the person whom Seller will from time to time designate. At the Closing, Seller shall designate in writing its initial safe deposit representative. All safe deposit keys, combinations and records shall be delivered to Purchaser at the Closing.

(f) At the Closing, Seller and Purchaser shall perform the following functions for all motor vehicles that were checked and placed in the care of Seller: (i) mark all motor vehicles with a sticker or tape; and (ii) prepare an inventory of such items ("Inventoried Vehicles") indicating the check number applicable thereto and any damage thereto. Thereafter, Purchaser shall be responsible for the Inventoried Vehicles except for damage indicated in the inventory and Seller shall be liable for claims with respect to any other vehicles.

(g) Purchaser and Seller shall confirm the amount of customer front money on deposit in the cage at the Hotel as of midnight on the Closing Date ("Customer Front Money"), and identify what Persons are entitled to what portions of such Customer Front Money. After the Closing, all Customer Front Money shall be kept in the cage at the Hotel without cost to Purchaser. Purchaser shall distribute Customer Front Money only to the Persons and only in the amounts determined as provided in the first sentence of this Section 6.4(g). Seller shall remain solely responsible and liable for all claims for front money allegedly deposited at the Hotel prior to the Closing, except for claims in the amounts and from the Persons identified pursuant to this Section 6.4(g).

Section 6.5 Expenses. Except as expressly set forth herein, transfer taxes and sales taxes shall be borne by Seller, escrow fees and the Purchaser's title insurance premiums shall be borne equally by Seller and Purchaser, and Purchaser shall bear any recording fees, the costs of any survey required to obtain title insurance, any lender's title insurance premiums and any title policy endorsements specifically requested by Purchaser.

Section 6.6 Further Assurances. It is the intent of this Agreement that Seller shall at the Closing convey, or cause to be conveyed, to Purchaser all property related to the Business or the Purchased Assets or necessary in order to operate the Business in the manner in which it is currently being operated. Seller and Purchaser agree that at the Closing and any time thereafter, upon request of Seller or Purchaser, the other Party shall, and shall cause any of its Affiliates to, execute, acknowledge and deliver such deeds, assignments, conveyances, transfers and other instruments and documents and perform such acts as Seller or Purchaser, as applicable, shall from time to time reasonably require for the better perfecting, assuring, conveying, assigning, transferring and confirming unto Purchaser the property and rights herein conveyed or assigned or intended now or hereafter so to be.

ARTICLE VII
                         REPRESENTATIONS AND WARRANTIES

Section 7.1 Representations and Warranties of Seller. Except as set forth in the Disclosure Schedule, Seller represents and warrants for the benefit and reliance of Purchaser as follows:

(a) Status, Power and Authority. Seller is a corporation duly organized, validly existing and in good standing under the Laws of the State of Nevada, with all requisite corporate power and authority to enter into and carry out its obligations under this Agreement. Seller does not have any subsidiaries.

(b) Due Authorization, Execution and Delivery. Subject to obtaining the majority shareholder of Elsinore's approval of this Agreement and the transactions contemplated hereby, the execution, delivery, and performance of this Agreement by the persons executing the same on behalf of Seller have been duly and validly authorized.

(c) Legal, Valid, Binding and Enforceable. This Agreement and the other agreements and instruments contemplated hereby constitute legal, valid and binding obligations of Seller, enforceable in accordance with their respective terms.

(d) No Consents. Other than (i) approvals from the Nevada Gaming Authorities and consents that may be necessary to assign to Purchaser the Assumed Contracts and the interest of Four Queens Experience Corporation in Fremont Street Experience LLC as contemplated herein, (ii) the majority shareholder of Elsinore's approval of this Agreement and the transactions contemplated hereby, and (iii) the distribution of the Information Statement to each holder of common stock of Elsinore, no material consent, license, permit, order, approval or authorization of any Governmental Authority or private party is required in connection with the execution, delivery and performance of this Agreement by Seller.

(e) No Conflict / No Breach. Assuming receipt of all requisite consents and approvals in connection with the consummation of the transactions contemplated hereby, the execution, delivery or performance of this Agreement do not, with or without the giving of notice and/or the passage of time (a) violate any provision of Law applicable to Seller, the Purchased Assets or the Business or which would prevent the consummation of the transactions contemplated by this Agreement or (b) conflict with or result in the breach or termination of, or constitute a default under or pursuant to any indenture, mortgage or deed of trust or any judgment, order, injunction, decree or ruling of any court or Governmental Authority, or any other agreement or instrument by which Seller, the Purchased Assets or the Business are bound, or to which any of them are subject, or which would prevent the consummation of the transactions contemplated by the Agreement, or (c) result in the creation of any lien, charge or encumbrance upon any of the Purchased Assets.

(f) Personal Property.

     (i) Seller has delivered to Purchaser a true, correct and complete inventory of all items of tangible Personal Property as of February 15, 2002. The Personal Property as of such date is set forth in Section 7.1(f)(i) of the Disclosure Schedule (the "First Personal Property Inventory").

     (ii) (A) Seller has good title to the tangible Personal Property (other than Personal Property leased or licensed pursuant to an Assumed Contract) except as specifically stated herein or in the schedules attached hereto, and (B) except as set forth in Section 7.1(f)(ii) of the Disclosure Schedule, the Personal Property will be transferred (subject to the terms of any applicable leases or licenses) to Purchaser at the Closing free and clear of all liens, charges, pledges, security interests, claims or other encumbrances arising by or through Seller.

(g) Ground Leases. The copies of the Ground Leases delivered by Seller to Purchaser are true, complete and correct.

(h) The Hotel.

     (i) Except as noted in Section 7.1(h)(i) of the Disclosure Schedule, none of the following are applicable to the Purchased Assets: (a) annexation agreements; (b) claims or agreements relating to property owners or homeowners association; (c) agreements to which Seller is a party with state or local authorities relating to contributions to off-site improvements in connection with the impact of developmental activities or existing improvements; and (d) environmental impact or other environmental studies or reports made on behalf of or to the knowledge of Seller in the past five (5) years, other than those made by or on behalf of Purchaser.

     (ii) The Purchased Assets are sufficient to conduct the Business substantially as currently conducted by Seller and its Affiliates, and Seller is not currently using any other assets material to the conduct of Business.

     (iii) All water, sewer, electric and telephone facilities and all other utilities required for the normal use and operation of the Business are installed at the Hotel and duly connected and are being used by the Business. Other than with respect to chilled water, such utilities are subject to standard, nondiscriminatory utilities charges. The utilities presently connected to the Hotel are adequate to service the needs of the Business substantially as currently conducted by Seller.

     (iv) Except as set forth in Section 7.1(h)(iv) of the Disclosure Schedule, to Seller's knowledge, the Hotel has been constructed in a good, workmanlike manner and in compliance with all applicable Laws and with all applicable covenants, conditions and restrictions, except in each case as would not have a material adverse effect on the Business. The building and improvements making up the Hotel have been maintained to the date hereof and are in good condition except for ordinary wear and tear.

     (v) Neither Seller nor any of its Affiliates has received notice of any condemnation proceedings with respect to the Purchased Assets.

(i) Compliance with Laws. The use of the Purchased Assets by Seller and the operation of the Business thereat conform in all material respects to any and all applicable Laws. Without limiting the generality of the foregoing, to the knowledge of Seller, the use of the Purchased Assets by Seller and the operation of the Business thereat conform in all material respects to any and all applicable zoning and buildings ordinances and codes, and health, safety and fire ordinances, without relying on any variance, non-conforming use or similar Law. Since January 1, 1998, no notice from any Governmental Authority has been served relating to the Business or Purchased Assets claiming any current violation of any such Law, or requiring any work, repairs, construction, alterations or installation on or in connection with the Business, and Seller has no knowledge of any ongoing investigation with respect to the foregoing. To Seller's knowledge, the Premises comply with the Americans With Disabilities Act and the Occupational Safety and Health Act.

(j) Restaurants. The restaurants owned and operated by Seller on the Premises have been given a "Grade A" health rating by the Clark County Health Department as of the date of the most recent inspection.

(k) Licenses and Permits. Seller has delivered to Purchaser true, correct and complete copies of: (a) all currently valid certificates of occupancy for the Hotel; (b) any and all certificates from the Las Vegas Department of Building and Safety relating to the Hotel; and (c) all other current transferable, assignable or relinquishable permits and licenses, if any, in Seller's possession relating to the Purchased Assets and/or Business, in each case as requested by Purchaser.

(l) Drawings, Plans and Specifications. Seller has made available to Purchaser true, correct and complete copies of all final working drawings, plans and specifications, as built plans, all change orders and other documents and papers relating thereto, and all soil tests and other engineering reports that relate to the Purchased Assets and are in possession of or under the control of Seller or its Affiliates, all of which are set forth in Section 7.1(l) of the Disclosure Schedule.

(m) Taxes. Seller has timely filed all Tax returns, reports and declarations required to be filed in connection with the income, sales, property and all other aspects of the Business and/or the ownership and operation thereof. All Taxes shown to be due on such returns, reports and declarations, including any interest or penalties, have been paid. Seller is not delinquent in the payment of any tax, estimated tax, assessment or governmental charge. There are no Tax liens affecting any of the Purchased Assets, except liens for non-delinquent Taxes.

(n) No Litigation. As of the date hereof, there are no actions, claims, suits or proceedings pending or, to the best of Seller's knowledge, threatened against Seller, its Affiliates, the Business or the Purchased Assets in any court or before any administrative agency which would prevent Seller from completing the transactions provided for herein or would in any way materially and adversely affect the operation of the Business.

(o) Assumed Contracts.

     (i) Section 7.1(o)(i) of the Disclosure Schedule sets forth a list of each Assumed Contract (other than Assumed Contracts that, in the aggregate, provide for payments by Seller of less than $250,000).

     (ii) All copies of the Assumed Contracts requested by Purchaser and delivered by Seller to Purchaser will be, when delivered, true, complete and correct;

     (iii) The material Assumed Contracts are, to Seller's knowledge, in good standing, valid and enforceable by Seller and are in full force and effect; and

     (iv) To Seller's knowledge, there exists no event of default under any Assumed Contract, or event which, with notice or lapse of time, or both, would constitute an event of default under any material Assumed Contract on the part of Seller or any third party thereunder.

(p) Intellectual Property.

     (i) The Intellectual Property Rights are listed in Section 7.1(p)(i) of the Disclosure Schedule. To Seller's knowledge, no other Intellectual Property Rights (other than licenses and leases included in the Assumed Contracts and any Shrink-Wrap Licenses) are used in the Business as it is presently conducted by Seller.

     (ii) Seller is the sole and exclusive owner of the "Four Queens Hotel and Casino" trademark (the "Four Queens Trademark"), has, to Seller's knowledge, the sole and exclusive right to use the Four Queens Trademark and has received no notice from any other party pertaining to Seller's use of or challenging the right of Seller to use the Four Queens Trademark. Seller has not granted any licenses or other rights to use the Four Queens Trademark and has not agreed to grant any such licenses or other rights.

(q) Insurance. Section 7.1(q) of the Disclosure Schedule lists all insurance policies (including policies providing property, casualty, liability, workers' compensation, and bond and surety arrangements) under which Seller is an insured, a named insured or otherwise the principal beneficiary of coverage.

(r) No Orders. No judgment, order, injunction, decree or ruling of any court or Governmental Authority exists by which Seller, its Affiliates, the Purchased Assets or the Business are bound, or to which any of them are subject, which in any manner materially and adversely affects the operation of Business.

(s) Deposits. All deposits by or with Seller, either as security, prepayment of rent or otherwise, are set forth in Section 7.1(s) of the Disclosure Schedule.

(t) Benefit Plans and Employees.

     (i) All pension plans, retirement plans and other employee benefit plans applicable to any of the employees of the Business (including, without limitation, any multi-employer contracts or multi-employer pension or other benefit plans) (collectively, "Benefit Plans") and all Collective Bargaining Agreements are listed in Section 7.1(t)(i) of the Disclosure Schedule, and complete and correct copies of such items have been made available to Purchaser. Seller, its subsidiaries, the Premises and the Business are in material compliance with all applicable Laws and Collective Bargaining Agreements respecting employment and employment practices, terms and conditions of employment, wages and hours, and occupational safety and health, and Seller is not engaged in any unfair labor practice within the meaning of Section 8 of the National Labor Relations Act. Seller has no labor strike, dispute, slowdown or stoppage actually pending or, to Seller's knowledge, threatened against Seller. No certification or decertification proceeding is pending or was filed within the past twenty-four (24) months respecting the employees of the Business and, to Seller's knowledge, no certification or decertification petition is being or was circulated among the employees of the Business within the past twelve months. There are no charges, administrative proceedings or formal complaints of discrimination (including, but not limited to, discrimination based upon sex, age, marital status, race, national origin, sexual preference, disability or veteran status) pending or, to Seller's knowledge, threatened, or to Seller's knowledge, any investigation pending or threatened before the Equal Employment Opportunity Commission or any federal, state or local agency or court except as noted in Section 7.1(t)(i) of the Disclosure Schedule. There have been no audits of the equal employment opportunity practices of the Business and, to Seller's knowledge, no act or omission has occurred, and no circumstance exists, that could give rise to any basis for such an audit.

     (ii) Each of the Benefit Plans which is an "employee pension benefit plan," as defined in Section 3(2) of ERISA, other than Multi-Employer Plans (collectively the "Employee Pension Benefit Plans"), is "qualified" within the meaning of Section 401(a) of the Code, except as disclosed in Section 7.1(t)(ii) of the Disclosure Schedule, and a favorable determination letter has been issued by the Internal Revenue Service with respect to each such qualified plan and nothing has occurred, whether by action or failure to act, which would cause the loss of such qualification. Each Employee Pension Benefit Plan has been administered in all material respects in accordance with the requirements of ERISA and, where applicable, Section 401(a) of the Code.

     (iii) All material reports and information required to be filed with the United States Department of Labor, Internal Revenue Service, Pension Benefit Guaranty Corporation (the "PBGC"), and plan participants and their beneficiaries with respect to the Benefit Plans which are maintained by Seller ("Seller Benefit Plans") have been timely filed or delivered by Seller.

     (iv) With respect to each Seller Benefit Plan for which an annual report has been filed, no material change has occurred with respect to the matters covered by the annual report since the date thereof, except as indicated in
     Section 7.1(t)(iv) of the Disclosure Schedule. The financial statements of Seller reflect all employee liabilities arising under each such plan, fund, or arrangement in a manner satisfying the requirements of GAAP.

     (v) Since January 1, 1998, Seller has not maintained any Employee Pension Benefit Plan subject to Title IV of ERISA, except as described in Section 7.1(t)(v) of the Disclosure Schedule.

     (vi) Neither Seller nor any Person claiming by or through Seller has received any notification that any Multi-Employer Plan to which it contributes is in "reorganization" as defined under Section 4241 of ERISA. Except as disclosed in Section 7.1(t)(vi) of the Disclosure Schedule, no Employee Pension Benefit Plan is subject to Title IV of ERISA or to the requirements of Section 412 of the Code. As of the most recent valuation date with respect to each such plan, the present value of the accrued benefits thereunder do not exceed the assets of such plan available to fund such benefits.

     (vii) No Employee Pension Benefit Plan has been terminated, nor have there been any "reportable events," as that term is defined in Section 4043 of ERISA, since January 1, 1998. None of the Benefit Plans maintained by Seller or the Controlled Group (i) has any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, whether or not waived, or (ii) has been terminated in a manner which could result in the imposition of a lien on the Purchased Assets pursuant to Section 4068 of ERISA.

     (viii) Seller has made available to Purchaser a true, correct and complete list showing (i) the job classifications, number of employees in each job classification and compensation rate for each job classification, with respect to all present hourly employees of the Business, and (ii) the name, job classification, current annual compensation rate (including bonus and commissions), current base salary rate, accrued bonus, seniority, accrued sick leave, accrued severance pay and accrued vacation benefits of each other present employee of the Business. Seller has also delivered to Purchaser true, correct and complete copies of any employee handbook(s); and any reports and/or plans prepared or adopted pursuant to the Equal Employment Opportunity Act of 1972, as amended.

     (ix) Except as otherwise provided in this Agreement, the execution and delivery of this Agreement by Seller and the consummation of the transactions contemplated hereunder will not result in any obligation or liability (with respect to accrued benefits or otherwise) of Purchaser to any Benefit Plan or to any employee or former employee of Seller or the Business.

     (x) For each plan, fund, or arrangement maintained by Seller which is an employee welfare benefit plan (within the meaning of ERISA Section 3(1)) (a "Welfare Plan"), the following is true:

          (a) each such Welfare Plan intended to meet the requirements for tax-favored treatment under Subchapter B of Chapter 1 of the Code meets such requirements;

          (b) there is no VEBA maintained with respect to any such Welfare Plan;

          (c) there is no disqualified  benefit (as such term is defined in Code
          Section  4976(b))  which would  subject  Purchaser to a tax under Code
          Section 4976(a);

          (d) each such Welfare Plan which is a group health plan (as such term is defined in Code Section 4980B(g)(2)) complies and has complied, in all material respects, with the applicable requirements of Code
          Section 4980B(f) and the applicable provisions of the Social Security Act; and

          (e) each such Welfare Plan (including any such plan covering former employees of the Business) may be amended or terminated by Seller on or at any time before the Closing Date.

     (xi) There are no leased employees (as such term is defined in Code Section 414(n)) with respect to the Business who must be taken into account for the requirements of Code Section 414(n)(3).

     (xii) Seller has made available to Purchaser true, correct and complete copies of (i) the most recent Internal Revenue Service determination letter relating to each Employee Pension Benefit Plan for which a letter of determination was obtained, (ii) to the extent required to be filed, the two (2) most recent Annual Reports (Form 5500 Series) and accompanying schedules of each Employee Pension Benefit Plan, as filed with the Internal Revenue Service, (iii) any summary plan descriptions relating to the Employee Pension Benefit Plans, and (iv) if available, the most recent certified financial statement or statements of each Employee Pension Benefit Plan.

(u) Bank Accounts and Safe Deposit Boxes. A true and complete list showing the names of each bank in which the Business has accounts or safe deposit boxes, and other boxes and lockers, located inside and outside of the Hotel and containing elements of the Purchased Assets, a description of the contents of such boxes and lockers, and the names of all persons authorized to have access thereto are set forth in Section 7.1(u) of the Disclosure Schedule.

(v) Inventory. As of midnight on the Closing Date, the Inventory included in the Purchased Assets shall not be less than that normally maintained and in any event shall be adequate to serve the patrons of the Business.

(w) Financial Statements. Seller has heretofore furnished Purchaser with copies of the following financial statements of Seller:

     (i) Consolidated audited balance sheets as at December 31, 2001;

     (ii) Consolidated audited statements of income and consolidated audited statements of cash flows for the fiscal years ending December 31, 2001;

     (iii) A consolidated unaudited balance sheet as at January 31, 2002; and,

     (iv) A consolidated unaudited statement of income and a consolidated unaudited statement of cash flows for the one month period ending January 31, 2002.

     Except as noted therein and except for normal year end adjustments with respect to the unaudited financial statements, all of such financial statements and all other financial statements provided by Seller to Purchaser, were prepared in accordance with GAAP and present fairly the financial position of Seller as of such dates and the results of its operations and its cash flows for the periods then ended.

(x) Absence of Material Change. Since December 31, 2001, except as reflected in the financial statements referenced in Section 7.1(w), there has not been:

     (i) any material adverse change in the Business' financial condition, assets or liabilities; or

     (ii) any damage, destruction, other casualty loss or forfeiture with respect to the Purchased Assets (or assets which would, but for such damage, destruction, loss or forfeiture, comprise part of the Purchased Assets), whether or not covered by insurance, in excess of $300,000.

(y) Neither Seller nor any Person constituting Seller is or has been a foreign person or, in the case of corporations, a U.S. real property holding corporation, as defined in Section 897 of the Code and Seller will deliver to Purchaser at the Closing affidavit(s) under penalty of perjury and otherwise in the form and substance necessary to satisfy the requirements under the Code relating to withholding of a portion of the purchase price, stating the U.S. taxpayer identification number of each Person constituting Seller and that such Person is not a foreign person or U.S. real property holding corporation, as the case may be.

(z) Affiliates of Seller.

     (i) Other than Four Queens Experience Corporation, which owns an interest in Fremont Street Experience LLC, no Person affiliated with Seller has owned all or any significant portion of the Purchased Assets since February 28, 1997. Since February 28, 1997, Seller has not changed its name or location.

     (ii) Except as noted in Section 7.1(z)(ii) of the Disclosure Schedule, no officer, director or employee whose annual compensation exceeds Thirty Thousand Dollars ($80,000) or consultant receiving fees at an annual rate of Twenty Thousand Dollars ($20,000) of Seller or any of its Affiliates, to Seller's knowledge (a) owns, directly or indirectly, any interest in, or is an officer, director, consultant, agent or employee of any Person or business which is a competitor, lessor, lessee, lender, borrower, customer, supplier or distributor of Seller or its Affiliates or (b) owns, directly or indirectly, in whole or in part, any property, asset, permit, license or secret or confidential information which Seller or its Affiliates is using or the use of which is necessary or material to the conduct of the Business. Any such transaction involving Seller or its Affiliates, on the one hand, and any such Person on the other, which are required in accordance with GAAP to be reflected in the consolidated financial statements of Seller has been so reflected.

(aa) Suppliers. Section 7.1(aa) of the Disclosure Schedule sets forth an accurate and complete list of the ten (10) largest suppliers of Seller in terms of purchases during the twelve (12) months ending December 31, 2001 and the approximate total purchases by Seller from each such supplier during such period. To Seller's knowledge, within the last twelve (12) months, there has been no change in the business relationship of Seller and such ten (10) largest suppliers having a material adverse effect on the Business.

(bb) Racebook and Sportsbook. No racebook or sportsbook operations are conducted by Seller on the Premises, other than those conducted by Leroy's Horse and Sports Place.

(cc) Investment Company. Seller is not an "investment company" or an "affiliated person" thereof, as such terms are defined in the Investment Company Act of 1940 as amended, and the rules and regulations thereunder.

(dd) Environmental Matters.

     (i) Except as set forth in any environmental report provided to Purchaser with respect to the Premises, to Seller's knowledge, the Premises, and any adjoining real property owned by Seller or any Affiliate, if any, are not in violation of, or subject to any existing, pending or threatened investigation by any Governmental Authority under, any of the Environmental Laws except as would not have a material adverse effect on the Business.

     (ii) Except as set forth in any environmental report provided to Purchaser with respect to the Premises, Seller has complied, and shall continue to comply, in all material respects with all notice and reporting requirements applicable to the Premises under the Environmental Laws.

     (iii) Except as set forth in any environmental report provided to Purchaser with respect to the Premises, Seller has never installed or used any underground storage tank (as defined in RCRA) or any above-ground storage tank for storing or dispensing any hydrocarbon or other Hazardous Substance on or at the Premises, and to the knowledge of Seller, after due inquiry, there has never been an underground storage tank installed or used on or at the Premises for such purposes.

     (iv) Seller has provided Purchaser access to true, correct and complete copies of all environmental site assessments and asbestos surveys with respect to the Premises in Seller's possession or control, and all such assessments and surveys are set forth in Section 7.1(dd)(iv) of the Disclosure Schedule.

     (v) All environmental registrations, permits, licenses, certificates and approvals held by Seller and related to the Premises are set forth in
     Section 7.1(dd)(v) of the Disclosure Schedule.

     (vi) Seller has not received any notification from any Governmental Authority of any asserted present or past failure by Seller to comply with the Environmental Laws.

(ee) Brokers and Finders. Except as set forth in Section 7.1(ee) of the Disclosure Schedule, Seller has not incurred any obligation or liability to any party for any broker fees, agent's commissions or finder's fees in connection with the transactions contemplated hereby.

Section 7.2 Representations and Warranties of Purchaser. Purchaser represents and warrants for the benefit and reliance of Purchaser as follows:

(a) Status, Power and Authority. Purchaser is a corporation duly organized, validly existing and in good standing under the Laws of the State of Nevada, with all requisite corporate power and authority to enter into and carry out its obligations under this Agreement.

(b) Due Authorization, Execution and Delivery. The execution, delivery, and performance of this Agreement by the persons executing the same on behalf of Purchaser have been duly and validly authorized.

(c) Legal, Valid, Binding and Enforceable. This Agreement and the other agreements and instruments contemplated hereby constitute legal, valid and binding obligations of Purchaser, enforceable in accordance with their respective terms.

(d) No Consents. Other than approvals from the Nevada Gaming Authorities and consents that may be necessary to assign to Purchaser the Assumed Contracts as contemplated herein, no material consent, license, permit, order, approval or authorization of any Governmental Authority or private party is required in connection with the execution, delivery and performance of this Agreement by Purchaser.

(e) No Conflict / No Breach. Assuming receipt of all requisite consents and approvals in connection with the consummation of the transactions contemplated hereby, the execution, delivery or performance of this Agreement do not, with or without the giving of notice and/or the passage of time (a) violate any provision of Law applicable to Purchaser or which would prevent the consummation of the transactions contemplated by this Agreement or (b) conflict with or result in the breach or termination of, or constitute a default under or pursuant to any indenture, mortgage or deed of trust or any judgment, order, injunction, decree or ruling of any court or Governmental Authority, or any other agreement or instrument by which Purchaser is bound, or to which it is subject, or which would prevent the consummation of the transactions contemplated by the Agreement.

(f) Financing. Purchaser has disclosed to Seller its anticipated sources of financing for the Cash Portion (the "Financing"). At the Closing, Purchaser will have on hand, or will have completed the Financing or arranged alternative credit facilities that will provide to it, sufficient funds to enable it to pay the Cash Portion and to otherwise consummate the transactions contemplated by this Agreement.

(g) Net Assets. Purchaser owns all of the outstanding capital stock of Summergate A Inc., a Nevada corporation ("Summergate A") and Summergate B Inc., a Nevada Corporation ("Summergate B"). Summergate A and Summergate B have, and at all times until the Closing Purchaser shall cause Summergate A and Summergate B to have, in the aggregate, net assets in excess of Four Million Five Hundred Thousand Dollars ($4,500,000).

(h) Brokers and Finders. Except for the commission of approximately Two Hundred Twenty Thousand Dollars ($220,000) payable to David Atwell upon the Closing, Purchaser has not incurred any obligation or liability to any party for any broker fees, agent's commissions or finder's fees in connection with the transactions contemplated hereby.

Section 7.3 Acknowledgement Regarding Tax Treatment. Purchaser acknowledges that Seller is not providing any assurances that Purchaser will receive, and Seller shall have no liability in the event that Purchaser does not receive, "like kind exchange" Tax treatment in connection with the transaction contemplated hereby pursuant to Section 1031 of the Code or other Tax laws.

Section 7.4 Release by Purchaser.

(a) Purchaser, and any Person claiming by, through or under Purchaser, each hereby fully and irrevocably releases, discharges and waives its rights to recover from Seller or any Affiliate of Seller, any and all claims that Purchaser and any Person claiming by, through or under Purchaser, may now have or hereafter acquire against Seller or any Affiliate of Seller for any cost, loss, claim, penalty, fine, lien, judgment, liability, damage, expense, action or cause of action (including, without limitation attorneys' fees and costs), whether foreseen or unforeseen, direct or indirect, known or unknown, arising from or related to the existence or presence of Hazardous Substances in, on, under, or about the Premises or the non-compliance of the Premises with any Environmental Laws, except to the extent the same results from, constitutes or arises as a result of any material misrepresentation, breach or default of or under any of the matters expressly represented and warranted by Seller in this Agreement prior to the expiration of such representation and warranty ("Excluded Matters"). Subject to Section 13.6, for purposes of the preceding sentence, any representation or warranty which contains a materiality or similar limitation (such as a dollar threshold) shall be read as if it did not contain such limitation.

(b) With respect to the release set forth herein relating to unknown and unsuspected claims, Purchaser hereby acknowledges that such waiver and release is made with the advice of counsel and with full knowledge and understanding of the consequences and effects of such waiver.

PURCHASER ACKNOWLEDGES AND AGREES THAT THE FOREGOING WAIVER AND RELEASE SHALL EXTEND TO CLAIMS WHICH WERE NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR AT THE TIME PURCHASER EXECUTED THIS WAIVER AND RELEASE, WHETHER OR NOT PURCHASER'S KNOWLEDGE WOULD HAVE MATERIALLY AFFECTED ITS AGREEMENT IN THE FOREGOING PARAGRAPH WITH SELLER.

Upon consummation of the Closing, the foregoing release shall be deemed to be restated and made again as of the Closing Date and shall survive the Closing.

Section 7.5 Continued Validity. The representations and warranties contained herein shall survive the Closing for a period of six months and shall terminate and be of no further force or effect six months following the Closing Date (except to the extent a Party has made a claim with respect to such representations or warranties prior to such expiration, as provided below, in which case the representations and warranties subject to such proceeding shall survive until final resolution or settlement of such claim); provided that the representations and warranties of Seller set forth in (i) Section 7.1(m) and
Section 7.1(t) shall survive for the  applicable  statute of  limitations,  (ii)
Section 7.1(f)(ii)(A) shall survive indefinitely, and (iii) Section 7.1(dd) shall survive for three (3) years. Any claim with respect to the truth, accuracy or completeness of any representation or warranties of either Party (other than those referenced in clauses (i), (ii) or (iii) above) must be made in writing, if at all, prior to six months following the Closing Date and, if not made on or before such date, shall be void and of no force or effect.

ARTICLE VIII
                                    COVENANTS

Section 8.1 Operation of the Business. Except to the extent set forth in Section
8.1 of the Disclosure Schedule, during the period from the date hereof until the
Closing:

(a) Seller shall operate the Business in the ordinary course and only in the ordinary course of business in accordance with past practices consistently applied.

(b) Seller shall not, without the prior written consent of Purchaser (which consent shall not be unreasonably withheld), enter into any Contract or lease providing for payments by Seller in excess of $50,000, or any Contracts providing for payments by Seller in excess of $250,000 in the aggregate, or modify, extend or terminate any existing material Contract with respect to the Business, other than in the ordinary course of business. All insurance policies with respect to the Business shall be maintained in full force and effect.

(c) Seller shall not waive any rights of material value which are included in the Purchased Assets.

(d) Seller will not enter into advance bookings for any time after fourteen months from the date hereof. Seller will not enter into any other advance bookings other than in the ordinary course of business.

(e) Seller shall not sell or otherwise dispose of any Purchased Asset with a value in excess of $50,000, or any Purchased Assets with an aggregate value in excess of $250,000, except Inventory used or sold in the ordinary course of business.

(f) Except as otherwise requested by Purchaser and without making any commitment on its behalf, Seller shall maintain the Purchased Assets in the ordinary course of business. Seller shall also use commercially reasonable efforts to keep its business organization at the Business substantially intact and to preserve for Purchaser the good will of suppliers, customers and others having business relations with Seller in connection with the Business or otherwise serving the Business.

(g) Other than adopting and approving payments under Seller's bonus plan for 2002, Seller shall not adopt or amend any bonus, profit sharing, compensation, stock option, pension, retirement, deferred compensation, employment or other employee benefit plan, agreement, trust, plan, fund or other arrangement for the benefit or welfare of any employee or increase in any manner the compensation or fringe benefits of any employee or pay any benefit not required by any existing plan.

(h) Seller shall not make any representation to any employee of Seller that is inconsistent with or contrary to the provisions of this Agreement.

(i) Seller shall use commercially reasonable efforts to comply in all material respects with the Laws of the Nevada, and with all such other applicable Laws as may be required for the conduct of the Business;

(j) No change will be made affecting the banking and safe deposit box arrangements of the Business without Purchaser's prior written approval.

(k) No indebtedness shall be incurred with respect to the Purchased Assets or the Business nor shall any lien, mortgage, deed of trust, security interest or other encumbrance be created or suffered with respect thereto or any portion thereof, except such as would be repaid by Seller at the Closing.

(l) Seller shall not make any guaranty of any third party obligation, except for endorsement of checks in the ordinary course of business.

(m) All business and financial records of the Business shall be maintained in accordance with practices current on the date hereof.

(n) Within twenty (20) days after the end of each month Seller shall provide to Purchaser a consolidated unaudited balance sheet as of the end of such month and a consolidated unaudited statement of income and a consolidated unaudited statement of cash flows for the periods commencing on the first of such month and on January 1, 2002, and ending as of the end of such month.

(o) At Purchaser's request, Seller shall provide Purchaser with copies of all material gaming financial reports, if any, filed by Seller with respect to the Business with the State of Nevada and/or local gaming authorities between the date hereof and the Closing.

(p) Seller will notify Purchaser in writing of any actual, threatened or pending claims arising in relation to the conduct of the Business and reasonably expected to result in a judgment against Seller in excess of $25,000, a lien on any of the Purchased Assets or the inability to close the transactions contemplated hereby promptly after Seller learns of any such actual, threatened or pending claims.

(q) From and after the date hereof, Seller shall, in the event of a spill or other release of Hazardous Substances on or at the Premises, give Purchaser a copy of any notice or report filed with any and all Governmental Authorities relating to such spill or release concurrently with such agency filings. Seller shall promptly forward to Purchaser copies of all correspondence, orders, notices, permits, applications or other communications and reports in connection with any such event or any other matter relating to Environmental Laws as they may affect the Premises.

(r) Seller shall consult with Purchaser with respect to any renegotiation of any Collective Bargaining Agreement.

(s) Seller shall not, without Purchaser's prior written approval, enter into any new Collective Bargaining Agreement with any union, unless such agreement is on terms substantially similar to agreements entered into between such union and other hotel and casino properties in downtown Las Vegas, Nevada.

(t) Seller shall not take any action which would require any notification pursuant to the notice provisions of the WARN Act.

Section 8.2 Non-Solicitation.

(a) From and after the date hereof, until the earlier of the Closing or the Outside Date (the "No Solicitation Period"), Seller shall not in any way solicit, accept, negotiate, consider or request other offers or proposals for the purchase or sale (or change of ultimate ownership in any form) of all or any portion of the Purchased Assets or the Business (a "Purchase Offer") or enter into discussions therefor. If Seller receives a Purchase Offer during the No Solicitation Period, Seller shall immediately notify Purchaser in writing.

(b) Elsinore Corporation, a Nevada corporation, ("Elsinore") hereby represents and warrants that is the owner of all of the issued and outstanding stock of Seller. Elsinore further agrees that during the No Solicitation Period, it shall not in any way solicit, accept, negotiate, consider or request other offers or proposals for the purchase or sale (or change of ultimate ownership in any form) of all or any portion of the stock of Seller (a "Stock Purchase Offer") or enter into discussions therefore. If Elsinore receives a Purchase Offer or Stock Purchase Offer during the No Solicitation Period, Elsinore shall immediately notify Purchaser in writing.

(c) Notwithstanding the foregoing, prior to the Closing, Seller and Elsinore may, directly or indirectly, provide access and furnish information concerning the Business to any Person pursuant to customary confidentiality agreements, and may negotiate and participate in discussions and negotiations with such Person if (1) such Person has submitted an unsolicited bona fide written Purchase Offer or Stock Purchase Offer, as applicable, to the Boards of Directors of Seller or Elsinore, (2) such proposal provides for the acquisition for cash and/or publicly traded securities of substantially all of the Purchased Assets or all of the outstanding stock of Seller, as applicable, and (3) the Board of Directors of Seller or Elsinore determines in good faith, after consultation with its independent financial advisor, that such proposal is financially superior to the transactions contemplated by this Agreement. A proposal meeting all of the criteria in the preceding sentence is referred to herein as a "Superior Proposal." Seller and Elsinore will promptly provide to Purchaser any non-public information concerning Seller provided to any other party which was not previously provided to Purchaser. Notwithstanding anything to the contrary contained in this Agreement, prior to the Closing, the Boards of Directors of Seller and Elsinore may withdraw or modify their approval of this Agreement or the transactions contemplated hereby, approve a Superior Proposal, or enter into an agreement with respect to a Superior Proposal, in each case at any time after the third Business Day following Purchaser's receipt of written notice from Seller or Elsinore advising Purchaser that their Board of Directors has received a Superior Proposal which it intends to accept, specifying the material terms and conditions of such Superior Proposal, identifying the Person making such Superior Proposal, but only if Seller or Elsinore shall have caused its financial and legal advisors to negotiate with Purchaser to make such adjustments in the terms and conditions of this Agreement as would enable Seller to proceed with the transactions contemplated herein on such adjusted terms.

Section 8.3 Access to Properties and Records.

(a) During the period from the date hereof to the Closing Date, Purchaser and Purchaser's counsel, accountants and other representatives shall have full access during normal business hours, to the Business, the Purchased Assets and all books, contracts, commitments and records with respect to the Business, shall be able to consult with any and all of Seller's employees, accountants and other advisors and consultants regarding the Business and shall be furnished during such period with all such information concerning the Business and the Purchased Assets as Purchaser may reasonably request. In connection therewith, Purchaser and its representatives shall be entitled to make tests and surveys. Purchaser shall not, however, conduct any on-site investigations or contact any of Seller's employees without the prior approval, oral or written, of Mr. Phil Madow, Seller's general manager, which shall not be unreasonably withheld or delayed. The rights of the Parties pursuant to this Section 8.3(a) are subject to each Party's obligations pursuant to that certain Confidentiality Agreement dated May 30, 2001, as amended, by and between Seller and TLC. After the Closing Date, Purchaser shall provide Seller with access to, upon prior reasonable written request specifying the need therefor, during regular business hours, such books and records, and Seller and its representatives shall have the right to make copies of such books and records.

(b) During the period from the date hereof to the Closing Date, Seller covenants and agrees to promptly furnish to Purchaser all information and data in Seller's possession, under Seller's control or to which Seller has access reasonably requested by Purchaser in order to assist Purchaser to secure the permits, licenses, approvals and other authorizations contemplated by this Agreement.

(c) Each of Seller and Purchaser shall preserve until the fourth anniversary of the Closing Date, all books and records possessed or to be possessed by such Party relating to any of the Purchased Assets or the Assumed Liabilities, except that either Party may destroy any such books and records in its possession, provided that (i) such Party provides reasonable written notice to the other Party stating its intent to do so and offering to transfer such books and records to the other Party, and (ii) the other Party declines in writing or does not respond to the notice for a period of 30 days.

(d) After the Closing Date, Purchaser shall provide Seller with access to all books and records relating to the Purchased Assets and the operation of the Business prior to the Closing, and to employees of Seller who have been hired by Purchaser, in each case as is reasonably necessary for Seller to discharge the Retained Liabilities, comply with all Laws, and otherwise to wind up the affairs of Seller.

Section 8.4 Notice of Inaccuracy.

(a) Promptly upon either Party becoming aware of the occurrence of, or the impending or threatened occurrence of, any event which would cause a breach of any of its own representations or warranties contained in Section 7.1 or Section 7.2, as the case may be, or an inability of such Party to deliver the certificate to be delivered by it pursuant to Section 9.4, Section 9.5, Section
10.3 or Section 10.4, as the case may be, such Party shall disclose each such event, in reasonable detail, by means of a written notice thereof to the other Party and such Party shall use its reasonable commercial efforts to remedy the same. No disclosure by any Party pursuant to this Section 8.4(a), however, shall be deemed to amend or supplement the Schedules attached hereto or to prevent or cure any misrepresentations, breach of warranty, or breach of covenant or to satisfy any Closing condition.

(b) Each Party shall, promptly upon acquiring knowledge of the occurrence of any event that would cause the conditions to its obligations set forth in ARTICLE IX and ARTICLE X, as applicable, to fail to be fulfilled at the Closing, notify the other Party of such event.

(c) Each Party shall promptly notify the other Party of any action, suit or proceeding that shall be instituted or overtly threatened against such Party to restrain, prohibit or otherwise challenge the legality of any transaction contemplated by this Agreement.

Section 8.5 ERISA. Promptly after execution of this Agreement, Seller shall request (and furnish to Purchaser when obtained) writings from all Multi-Employer Plans to which Seller contributes with respect to the Business, confirming Seller's and its subsidiaries' potential withdrawal liability ("Withdrawal Liability") with respect to each such Multi-Employer Plan as of the most recent practicable date before the Closing Date.

Section 8.6 Labor Agreement Commitments; Employees.

(a) Purchaser shall offer employment as of the Closing Date to each Represented Employee, Nonrepresented Employee and employees who are hired after the date hereof (the "Transferred Employees") (i) in a position comparable to the position that such Person held with Seller, and (ii) at an initial base salary at an annual rate of not less than that which the Person was receiving from Seller immediately prior to the Closing. Each such Person who is a Nonrepresented Employee (other than Nonrepresented Employees of Seller who are parties to written employment agreements listed in Section 8.6(a) of the Disclosure Schedule which are required to be assigned to and assumed by Purchaser under Section 2.1(b)) shall be employed on an at-will basis. Nothing in this Section 8.6(a), express or implied, is intended to confer, nor shall anything herein confer, (a) on any Person other than the Parties and the respective successors or permitted assigns of the Parties, any rights or remedies or (b) on any Person hired by Purchaser any right to remain in the employ of Purchaser or its Affiliates, nor shall anything in this Section 8.6(a) affect the right of Purchaser or its Affiliates to discharge at any time, with or without notice or cause, any such Person hired by Purchaser. Provided that Purchaser has complied with the covenants set forth in this Section 8.6(a), effective as of the Closing, Seller shall terminate the employment by the Business of all individuals on its active payroll, on lay-off status, and on leave of absence.

(b) Purchaser shall not take any action which causes the notice provisions of the WARN Act to be applicable to the transactions contemplated by this Agreement.

(c) Effective as of the Closing, Purchaser shall assume from Seller any and all liabilities and obligations to Transferred Employees of Seller as of the Closing Date in respect of paid time off accrued on or prior to the Closing Date to the extent set forth in Section 3.1(a)(ii) of the Disclosure Schedule. Purchaser shall indemnify and hold harmless Seller and its Affiliates from and against any and all Losses incurred, suffered by, or claimed against them directly or indirectly as a result of, or based upon or arising from the foregoing assumption or the failure by Seller to have paid such amounts to such personnel upon the termination of their employment with Seller.

(d) Promptly after the execution of this Agreement, Seller shall advise each union that is party to a Collective Bargaining Agreement of the matters contemplated hereunder and use its best efforts to secure such union's written agreement that Purchaser shall be Seller's successor to the Collective Bargaining Agreement. Upon consummation of the Closing, Purchaser agrees to be bound by all terms and conditions of the Collective Bargaining Agreement on and after the Closing Date.

(e) Purchaser will provide continuation health care coverage to all Transferred Employees and their qualified beneficiaries who incur a qualifying event after the Closing Date in accordance with and to the extent required under the continuation health care coverage requirements of Section 4980B of the Code and Sections 601 through 608 of ERISA ("COBRA"). Seller and its Affiliates will be responsible for providing continuation coverage and all related notices to the extent required by law to any employee of Seller or qualified beneficiary who incurs or incurred a qualifying event under COBRA on or before the Closing Date, until such time as Seller and its Affiliates no longer maintain any group health plans, and thereafter Purchaser shall be responsible for all COBRA compliance as provided in the COBRA regulations.

Section 8.7 Assumption of Plans.

(a) As of the Closing Date, Purchaser will assume sponsorship of the Benefits Plans listed in Section 8.7(a) of the Disclosure Schedule (the "Assumed Plans") and will be substituted for Seller as the plan sponsor under the Assumed Plans. Seller will make any amendments to the Assumed Plans necessary to effect such substitution and will provide notice of such change to participants, beneficiaries and persons providing services to the Assumed Plans. As of the Closing Date, Purchaser will adopt such resolutions and take such other actions as is necessary to effect assumption of the Assumed Plans.

(b) On or before the Closing Date, Seller will supply Purchaser with (i) all records concerning participation, vesting, accrual of benefits, payment of benefits, and elective forms of benefits under the Assumed Plans, and (ii) any other information reasonably requested by Purchaser that is necessary or appropriate for the administration of the Assumed Plans.

(c) Seller will file with the appropriate government agency on a timely basis the annual reports on Form 5500 for any of the Assumed Plans for which a Form 5500 is due for plan years ending on or before the Closing Date. Purchaser will file with the Internal Revenue Service on a timely basis the annual report on Form 5500 for any of the Assumed Plans for which a Form 5500 is due for plan years ending after the Closing Date.

(d) Seller and its Affiliates will retain all obligations and liabilities under the Benefit Plans maintained or contributed to by Seller or any other entity that would be treated as a single employer with Seller under ERISA or the Code other than the Assumed Plans (the "Unassumed Plans"), and neither Purchaser nor any of its Affiliates will have any liability with respect to the Unassumed Plans.

(e) With respect to each Multi-Employer Plan to which contributions are required pursuant to a Collective Bargaining Agreement, Purchaser and Seller agree to comply with Section 4204 of ERISA to avoid the imposition upon Seller of Withdrawal Liability because of Seller's complete or partial withdrawal from such Multi-Employer Plans as a result of the transactions contemplated by this Agreement. Such compliance shall include, but shall not be limited to, the provision by the Purchaser of the bond or escrow account required by Section 4204(a)(1)(B) of ERISA, the provision by Seller of the bond or escrow account required by Section 4204(a)(3)(A) of ERISA under the circumstances described therein and the secondary liability of Seller under Section 4204(a)(3)(C) of ERISA, except to the extent each is waived by variance in accordance with
Section 4204(c) of ERISA and the regulations thereunder. Purchaser shall be responsible for all Withdrawal Liability imposed on or after the Closing Date with respect to such Multi-Employer Plans.

Section 8.8 Governmental Permits and Approvals. Each of the Parties shall as promptly as practicable prepare, submit and file (or cause to be prepared, submitted and filed) all applications, notices and requests for, and shall use all reasonable efforts to obtain as promptly as practicable, all permits and approvals of all Governmental Authorities that may be or become necessary on each of their part, respectively, for their execution and delivery of, and the performance of their obligations under, this Agreement, and will cooperate fully with each other in promptly seeking to obtain all such permits and approvals. The Seller, on the one hand, and Purchaser, on the other hand, shall bear their own costs and expenses incurred or fees paid to Governmental Authorities to obtain such approvals and permits.

Section 8.9 Preparation of Information Statement. As promptly as reasonably practicable after the execution of this Agreement, Seller shall prepare and file with the SEC, and distribute to the holders of common stock of Elsinore, an Information Statement with respect to the transactions contemplated hereby (together with any amendments thereof or supplements thereto, the "Information Statement"). Each of Seller and Purchaser shall furnish all information concerning itself to the other as the other may reasonably request in connection the preparation of the Information Statement. Purchaser agrees promptly to advise Seller if at any time prior to the distribution of the Information Statement any information provided by it in the Information Statement is or becomes incorrect or incomplete in any material respect and to provide Seller with the information needed to correct such inaccuracy or omission.

Section 8.10 Consents and Approvals for Assumed Contracts.

(a) To the extent that the assignment of any of the Assumed Contracts or the interest of Four Queens Experience Corporation in Fremont Street Experience LLC requires the consent of any other party thereto, or shall be subject to any option in any other Person by virtue of a request for permission to assign, or by reason of or pursuant to any assignment to Purchaser, this Agreement shall not constitute a contract to assign the same if any attempted assignment would constitute a breach thereof or give rise to such an option. Each of the Parties shall as promptly as practicable prepare, submit and file (or cause to be prepared, submitted and filed) all applications, notices and requests for, and shall use all reasonable efforts to obtain as promptly as practicable, all such consents, and will cooperate fully with each other in promptly seeking to obtain all such permits and approvals. All such consents shall be in writing and in a form reasonably acceptable to Purchaser.

(b) If any such consent (other than any consent with respect to any Ground Lease or any Contract related to an Assumed Plan) is not obtained, or if for any reason any such assignment is not consummated, then, without limiting any other rights or remedies Purchaser may have, Seller shall, at Purchaser's request, cooperate with Purchaser to provide for Purchaser the benefit, monetary or otherwise, of the Assumed Contract at issue, including, without limitation, enforcement of any and all rights of Seller against the other party to such Assumed Contract arising out of any breach or cancellation thereof by such party or otherwise.

(c) Purchaser shall bear all costs of obtaining and shall make any deposits or similar payments reasonably requested in connection with obtaining the required consents of third parties to the assignment, novation or renewal of any Assumed Contract or Transferred Permit, if the party from whom such consent is required has refused, and is contractually entitled to refuse, to grant such consent by reason, in whole or in part, of Purchaser's credit quality. Otherwise, costs of obtaining such consents shall be borne equally by Purchaser and Seller; provided, however, that Seller shall not be obligated to commence any litigation or offer or grant any accommodation (financial or otherwise) to any Person or incur any other obligation or liability therefor.

Section 8.11 Observers. Subject to any required approval of any Nevada Gaming Authority, Purchaser shall have the right, prior to Closing, to place its agents in the Business for the purpose of observing the conduct of the Business. Purchaser agrees that such agents shall not interfere with the normal operation of the Business prior to Closing. Notwithstanding the foregoing, prior to the Closing Date, Purchaser shall not directly or indirectly control, supervise, direct or interfere with, or attempt to control, supervise, direct or interfere with, the Business.

Section 8.12 Certificates of Inspection. Prior to the Closing, upon Purchaser's request, Seller will use its commercially reasonable efforts to deliver to Purchaser full, correct and complete copies of certificates of inspection bearing a date not more than thirty (30) days prior to the Closing Date with respect to the Premises from the Las Vegas Fire Department, the Las Vegas Department of Building and Safety and the Clark County Health Department.

Section 8.13 Notices of Governmental Action. Prior to the Closing, Seller shall provide Purchaser with written notice of any zoning proceedings which would materially and adversely affect the use and operation of the Premises as it is currently used and operated by Seller, including, but not limited to, any action which could cause the operation of the Business on any portion of the Purchased Assets or Business to constitute a non-conforming use.

Section 8.14 Nevada Gaming Authorities. The Parties shall cooperate to prepare a detailed closing memorandum with respect to the transactions contemplated hereby and submit it to the Nevada Gaming Authorities with sufficient time to allow their review and approval prior to the Closing Date.

Section 8.15 Consummation of Agreement. Each of the Parties shall use its commercially reasonable efforts to perform and fulfill all obligations and conditions on its part to be performed and fulfilled under this Agreement to the end that the transactions contemplated by this Agreement shall be fully carried out.

Section 8.16 Continued Efforts for Consents to Assumed Contracts. If any consent, approval, novation or waiver necessary for assignment and delegation of any Assumed Contract or Transferred Permit is not obtained prior to or on the Closing Date, then, for a period of six (6) months after the Closing Date, each of Seller and Purchaser shall use their respective commercially reasonable efforts and shall cooperate with each other to obtain all such consents, approvals, novations and waivers necessary to assign and delegate to Purchaser all such Assumed Contracts and Transferred Permits; provided, however, that, in each such case, neither Seller nor Purchaser shall be obligated to commence any litigation or offer or grant any accommodation (financial or otherwise) to any Person or incur any other obligation or liability therefor.

Section 8.17 Substitution. Purchaser shall use all commercially reasonable efforts to substitute, as of the Closing Date, with respect to each Assumed Contract (including any guaranties or other credit support with respect thereto) and Transferred Permit, Purchaser or TLC (or such other Person as may be acceptable to the obligee thereunder) for the Seller or its Affiliates, as the case may be, and to cause the Seller and its Affiliates to be forever released from all liability in respect thereof; provided that in no event shall any Person other than Purchaser or TLC be required to assume any such obligation. If such substitution is not accepted by any third party to any such Assumed Contract, guaranty, letter of credit, bond or other indemnity obligation, Purchaser shall provide to Seller bonds, letters of credit or other reasonable assurances of performance reasonably acceptable to Seller to support Seller's (or an Affiliate of Seller's) performance under each such Assumed Contract, guaranty, letter of credit, bond or other indemnity obligation.

Section 8.18 Fremont Street Experience and Elsinore Intellectual Property Rights. At the Closing, Seller shall cause (a) Four Queens Experience
Corporation to transfer its interest in Fremont Street Experience LLC to Purchaser, and (b) Elsinore to transfer its interest in any Intellectual Property Rights owned by Elsinore to Purchaser.

Section 8.19 Access to Employee Records. Until Closing, upon written request from Purchaser, Seller shall provide Purchaser reasonable access to its employee records to the extent permitted by applicable Law. Notwithstanding the foregoing, in no event shall Seller be liable to Purchaser for any inaccuracy or omission contained in such records.

Section 8.20 Telephone Numbers. On or before the Closing Date, Seller shall arrange for the transfer of the telephone numbers associated with the Business to Purchaser effective as of the Closing Date.

Section 8.21 Press Releases. Promptly after the execution hereof, the parties shall jointly issue a press release announcing the execution of this Agreement to the public. The content and form of such press release shall be mutually agreed upon by the Parties, which agreement shall not be unreasonably withheld by either Party. Except as expressly permitted in this Section 8.21 or as required by applicable Law, prior to the completion of the Closing, neither Party shall grant interviews, issue any press release or make any similar public announcement concerning the execution or performance of this Agreement or the transactions contemplated hereunder unless the content thereof is approved in advance by Purchaser and Seller. Thereafter, each party may grant interviews and make public statements regarding the general transactions contemplated hereunder without the approval of the other party provided the party granting such interviews and making such public statements does not disclose the terms and conditions of such transactions.

Section 8.22  Confirmation of Certain Personal  Property.  Not more than fifteen
(15) days prior to Closing, the parties shall jointly participate in taking a physical count and inventory of the Personal Property to ensure compliance with
Section 8.1(e) (the "Second Personal Property Inventory").

Section 8.23 Liabilities Paid at Closing. On or before the Closing Date, Seller shall pay off any liabilities of the type historically accounted for in the categories listed in Section 3.1(a)(ii) of the Disclosure Schedule that are required to be paid on or before the Closing Date pursuant to the terms of the Collective Bargaining Agreements listed in Section 8.23 of the Disclosure Schedule. In addition, Seller shall be permitted on or before the Closing Date to pay off any other liabilities of the type historically accounted for in the categories listed in Section 3.1(a)(ii) of the Disclosure Schedule.

Section 8.24 Return of Deposits. In the event that (i) the Unconditional Termination Payment and the Deposit are paid to Seller pursuant to Section 4.1(f) and Section 4.1(g), (ii) within one year from the date hereof, Seller closes a significant financing transaction with the lender disclosed to Seller pursuant to Section 7.2(f), and (iii) as of the date hereof, Seller has never been in contact with such lender regarding a potential financing transaction, then Seller shall pay the Unconditional Termination Payment and the Deposit to Purchaser promptly after the closing of such financing transaction.

Section 8.25 Casualty Loss and Condemnation. After the date hereof and prior to the Closing, in the event of, (i) the destruction of, or material damage to, any material Purchased Asset, or (ii) the condemnation of any material Purchased Asset, Purchaser, at its option, may by written notice to Seller prior to Closing request that Seller, and upon any such request, Seller shall (x) pay to Purchaser, at the Closing, all sums theretofore paid to Seller by third parties by reason of such condemnation, destruction or damage, and (y) assign to Purchaser, at the Closing, all of the right, title and interest of Seller in any to any unpaid awards or other amounts payable by third parties or under Seller's personal property and casualty insurance policies arising out of such condemnation, destruction or damage; provided that, upon making such request, Purchaser shall waive its right to terminate this Agreement pursuant to Section 11.3(d). Except as set forth in the preceding sentence, nothing in this Section
8.25 shall affect the rights of Seller and Purchaser to terminate this Agreement pursuant to Section 11.2(e) and Section 11.3(d), as applicable.

ARTICLE IX
              CONDITIONS PRECEDENT TO THE OBLIGATIONS OF PURCHASER

The obligations of Purchaser to consummate at the Closing the purchase of the Purchased Assets, the assumption of the Assumed Liabilities and the other transactions contemplated hereby are subject to the fulfillment, prior to or at the Closing on the Closing Date, of each of the following express conditions precedent (the "Purchaser's Conditions Precedent"), any or all of which may be waived by Purchaser in writing:

Section 9.1 Licenses. Purchaser and all other Persons affiliated with Purchaser required to do so in order to operate the Business in the manner conducted by Seller as of the date hereof shall have obtained the necessary gaming licenses and approvals to the assignment of relevant liquor licenses to permit them to lawfully operate the Business as so contemplated.

Section 9.2 Approval to Transfer Gaming Devices. Seller shall have obtained all material approvals necessary to transfer all gaming devices constituting a portion of the Purchased Assets to Purchaser, except as would not have a material adverse effect on the Business.

Section 9.3 Absence of Material Change. There shall not have occurred any material adverse change since the date hereof in the Business, the Purchased Assets or results of operations of the Business, including, without limitation, a material decrease in revenues, other than as result of the public announcement of this Agreement and the transactions contemplated hereby.

Section 9.4 Representations and Warranties. Each of the representations and warranties of Seller set forth in Section 7.1 of this Agreement shall be true and correct in all material respects on the Closing Date as though made on the Closing Date, and Seller shall have delivered to Purchaser a certificate or certificates to such effect, in form and substance reasonably satisfactory to Purchaser and dated the Closing Date, signed by and on behalf of Seller by its duly authorized representative.

Section 9.5 Covenants. Seller shall have performed and complied in all material respects with all of the covenants and agreements on Seller's part to be performed and complied with as set forth herein and Seller shall have delivered to Purchaser a certificate or certificates to such effect, in form and substance reasonably satisfactory to Purchaser and dated the Closing Date, signed by and on behalf of Seller by its duly authorized representative(s).

Section 9.6 Absence of Litigation. No action or proceeding by any unaffiliated third party shall have been instituted (or threatened or proposed) before any court or Governmental Authority to enjoin, restrain, prohibit or otherwise challenge the legality or validity of the transactions contemplated hereby or to obtain substantial damages in respect of, or which is related to or arises out of, this Agreement or the consummation of the transactions contemplated hereby or thereby.

Section 9.7 No Change in Law. Since the date of this Agreement there shall have been no change in any applicable Law that makes it illegal for any Party hereto to perform its obligations hereunder (i) enacted (and not effectively vetoed), whenever effective, (ii) adopted as a final regulation pursuant to formal rule making, order-issuing or regulatory authority by any agency, board, commission, or other administrative, executive, or other regulatory body having jurisdiction over the Purchased Assets, or (iii) embodied in a final, formal ruling, order or decision of any judicial body having jurisdiction over the Purchased Assets.

Section 9.8 Required Consents. The Parties shall have received all of the consents, estoppels and approvals described in Section 9.8 of the Disclosure Schedule (the "Required Consents") and such consents, estoppels and approvals shall remain in effect on the Closing Date.

Section 9.9 Information Statement. The Information Statement shall have been delivered to each holder of common stock of Elsinore at least 20 calendar days prior to the Closing.

Section 9.10 Seller's Closing Deliverables. At the Closing, and concurrently with the delivery of the Purchaser's Closing Deliverables, Seller shall have executed and delivered, or caused to have been delivered, to Purchaser Seller's Closing Deliverables, each of which shall be in full force and effect and shall be in form and substance reasonably satisfactory to Purchaser.

ARTICLE X
                CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SELLER

The obligations of Seller to consummate at Closing the sale of the Purchased Assets, the assignment of the Assumed Liabilities and other transactions contemplated hereby are subject to the fulfillment, prior to or at the Closing on the Closing Date, of each of the following express conditions precedent (the "Seller's Conditions Precedent"), any or all of which may be waived by Seller in writing:

Section 10.1 Licenses. Purchaser and all other Persons affiliated with Purchaser required to do so in order to operate the Business in the manner conducted by Seller as of the date hereof shall have obtained the necessary gaming licenses and approvals to the assignment of relevant liquor licenses to permit them to lawfully operate the Business as so contemplated.

Section 10.2 Approval to Transfer Gaming Devices. Seller shall have obtained all material approvals necessary to transfer all gaming devices constituting a portion of the Purchased Assets to Purchaser, except as would not have a material adverse effect on the Business.

Section 10.3 Representations and Warranties. Each of the representations and warranties of Purchaser contained or referred to herein shall be true and correct in all material respects on the Closing Date as though made on the Closing Date and Purchaser shall have delivered to Seller a certificate or certificates to such effect, in form and substance reasonably satisfactory to Seller and dated the Closing Date, signed by and on behalf of Purchaser by its duly authorized representative.

Section 10.4 Covenants. Purchaser shall have performed and complied in all material respects with all of the covenants and agreements on Purchaser's part to be performed and complied with as set forth herein and Purchaser shall have delivered to Seller a certificate or certificates to such effect, in form and substance reasonably satisfactory to Seller and dated the Closing Date, signed by and on behalf of Purchaser by its duly authorized representative.

Section 10.5 Absence of Litigation. No action or proceeding by any unaffiliated third party shall have been instituted (or threatened) before any court or Governmental Authority to enjoin, restrain, prohibit or otherwise challenge the legality or validity of the transactions contemplated hereby or to obtain substantial damages in respect of, or which is related to or arises out of, this Agreement or the consummation of the transactions contemplated hereby.

Section 10.6 No Change in Law. Since the date of this Agreement there shall have been no change in any applicable Law that makes it illegal for any Party hereto to perform its obligations hereunder (i) enacted (and not effectively vetoed), whenever effective, (ii) adopted as a final regulation pursuant to formal rule making, order-issuing or regulatory authority by any agency, board, commission, or other administrative, executive, or other regulatory body having jurisdiction over the Purchased Assets, or (iii) embodied in a final, formal ruling, order or decision of any judicial body having jurisdiction over the Purchased Assets.

Section 10.7 Required Consents. The Parties shall have received all of the Required Consents and such consents and approvals shall remain in effect on the Closing Date.

Section 10.8 Information Statement. The Information Statement shall have been delivered to each holder of common stock of Elsinore at least 20 calendar days prior to the Closing.

Section 10.9 Purchaser's Closing Deliverables. At the Closing, and concurrently with the delivery by the Seller of the Seller's Closing Deliverables, Purchaser shall have executed and delivered, or caused to have been executed and delivered, to Seller the Purchaser's Closing Deliverables, each of which shall be in full force and effect and shall be in form and substance reasonably satisfactory to Seller.

ARTICLE XI
                                   TERMINATION

Section 11.1 Termination by Mutual Consent. This Agreement may be terminated prior to Closing by mutual agreement of Seller and Purchaser. Upon such termination, this Agreement shall terminate and neither Purchaser nor Seller shall have any further obligation or liability to the other hereunder.

Section 11.2 Termination by Seller. Seller may terminate this Agreement by giving written notice to Purchaser at any time prior to the Closing:

(a) in the event Purchaser has breached any representation, warranty, or covenant contained in this Agreement in any material respect, Seller has notified Purchaser of the breach, and the breach has continued without cure for a period of thirty (30) days after the notice of breach;

(b) in the event any of the Seller's Conditions Precedent shall have become incapable of fulfillment;

(c) if the Closing shall not have occurred on or before the Outside Date;

(d) if the Board of Directors of Seller or Elsinore shall have withdrawn, or modified or changed in a manner adverse to Purchaser, its approval of this Agreement or the transactions contemplated hereby in order to approve and permit Seller or Elsinore to execute a definitive agreement providing for a Superior Proposal; provided that (1) at least three (3) Business Days prior to terminating this Agreement pursuant to this Section 11.2(d), Seller or Elsinore, as applicable, has provided Purchaser with written notice advising Purchaser that the Board of Directors of Seller or Elsinore, as applicable, has received a Superior Proposal that it intends to accept, and specifying the material terms and conditions of such Superior Proposal, (2) Seller shall have caused its financial and legal advisors to negotiate in good faith with Purchaser to make such adjustments in the financial terms of a revised Agreement that are equal or superior to the financial terms of such Superior Proposal, and (3) Seller is not in material breach of this Agreement; or

(e) in the event there shall have occurred any casualty, damage, injury or other adverse change to the Purchased Assets which could reasonably be expected to have a replacement cost in excess of $300,000.

Section 11.3 Termination by Purchaser. In addition, Purchaser may terminate this Agreement by giving written notice to Seller at any time prior to the Closing:

(a) in the event Seller has breached any representation, warranty, or covenant contained in this Agreement in any material respect, Purchaser has notified Seller of the breach, and the breach has continued without cure for a period of thirty (30) days after the notice of breach or until the Outside Date, whichever is sooner;

(b) in the event any of the Purchaser's Conditions Precedent shall have become incapable of fulfillment;

(c) if the Closing shall not have occurred on or before the Outside Date; or

(d) in the event there shall have occurred any casualty, damage, injury or other adverse change to the Purchased Assets which could reasonably be expected to have a replacement cost in excess of $300,000.

Section 11.4 Effect of Termination. If any Party terminates this Agreement pursuant to ARTICLE V or this ARTICLE XI, all rights and obligations of the Parties hereunder shall terminate without any liability of any Party to any other Person; provided, however, that the provisions of ARTICLE XIII, ARTICLE XIV, Section 4.1, Section 8.24, Section 11.5, Section 17.1, Section 17.2 and
Section 17.10 shall survive such termination, and provided further, that no termination shall relieve any Party from any liability arising from or relating to such Party's breach of this Agreement at or prior to termination.

Section 11.5 Termination Fee. If this Agreement is terminated by Seller in accordance with Section 11.2(d), the Seller shall pay to Purchaser (not later than five (5) Business Days after such termination) an amount equal to five hundred thousand dollars ($500,000).

ARTICLE XII
                                     Escrow

Concurrently with the execution hereof, Purchaser and Seller shall open an escrow with Escrow Agent by delivery of a fully executed copy of this Agreement to Escrow Agent. This Agreement shall constitute joint escrow instructions to Escrow Agent. In addition, Seller and Purchaser agree to execute and be bound by such other reasonable and customary escrow instructions as may be necessary or reasonably required by Escrow Agent or the Parties hereto in order to consummate the purchase and sale described, provided that such escrow instructions are consistent with the terms hereof. The Premises shall be conveyed at the Closing through escrow. The other Purchased Assets shall be conveyed at the Closing outside of escrow, all in accordance with the terms and provisions of this Agreement. Seller and Purchaser hereby designate Escrow Agent as the "Reporting Person" for this transaction pursuant to Section 6045(e) of the Code.

ARTICLE XIII
                             GENERAL INDEMNIFICATION

Section 13.1 Agreement of Seller to Indemnify Purchaser. Subject to the terms and conditions of this ARTICLE XIII, after the Closing, Seller hereby agrees to indemnify, defend and hold harmless Purchaser, its Affiliates, and their respective directors, officers, employees, agents and representatives from, against, for and in respect of any and all Losses asserted against, relating to, imposed upon or incurred by Purchaser by reason of, resulting from, based upon or arising out of:

(a) Seller's breach of any representation or warranty of Seller contained in or made pursuant to this Agreement, or the breach by Seller of any covenant or agreement made in or pursuant to this Agreement;

(b) Seller's ownership or operation of the Business prior to the Closing Date, other than Losses relating to, imposed by reason of, resulting from, based on or arising out of the Assumed Liabilities; or

(c) the Retained Liabilities.

Section 13.2 Agreement of Purchaser to Indemnify Seller. Subject to the terms and conditions of this ARTICLE XIII, after the Closing, Purchaser hereby agrees to indemnify, defend and hold harmless Seller, its Affiliates, and their respective directors, officers, employees, agents and representatives from, against, for, and in respect of any and all Losses asserted against, relating to, imposed upon or incurred by Seller by reason of, resulting from, based upon or arising out of:

(a) Purchaser's breach of any representation or warranty of Purchaser contained in or made pursuant to this Agreement, or the breach by the Purchaser of any covenant or agreement made in or pursuant to this Agreement;

(b) Purchaser's ownership or operation of the Business on or after the Closing Date, other than Losses relating to, imposed by reason of, resulting from, based on or arising out of the Retained Liabilities;

(c) the exercise by Purchaser and/or its agents, employees or contractors of Purchaser's rights under Section 8.3(a); or

(d) the Assumed Liabilities.

Section 13.3 Effect of Closing Over Known Unsatisfied Conditions or Breached Representations, Warranties or Covenants. If either Party elects to proceed with the Closing knowing of any failure to be satisfied of any condition in its favor or the breach of any representation, warranty or covenant by the other Party, the condition that is unsatisfied or the representation, warranty or covenant which is breached at the Closing Date shall be deemed to be irrevocably waived by such Party, and such Party shall be deemed to fully release and forever discharge the other Party on account of any and all claims, demands or charges, known or unknown, with respect to the same.

Section 13.4 Mitigation. The Indemnified Parties shall take all reasonable steps to mitigate all Losses, including availing themselves of any defenses, limitations, rights of contribution, claims against third parties and other rights at law, and shall provide such evidence and documentation of the nature and extent of any liability as may be reasonably requested by the Indemnitor. Each Indemnified Party shall act in a commercially reasonable manner in addressing any liabilities that may provide the basis for an indemnifiable claim (that is, each Indemnified Party shall respond to such liability in the same manner that it would respond to such liability in the absence of the indemnification provided for in this Agreement). Any request for indemnification of specific costs shall include invoices and supporting documents containing reasonably detailed information about the costs and/or damages for which indemnification is being sought.

Section 13.5 Limitations on Indemnification. Any indemnifiable claim shall be limited to the amount of actual damages sustained by the Indemnified Parties by reason of such breach or nonperformance, net of (i) any net Tax benefits realized or realizable by the Indemnified Parties based on the present value thereof by reason of such Losses, and (ii) the dollar amount of any insurance proceeds receivable by the Indemnified Parties with respect to such Losses. Seller shall not be required to indemnify any Person under Section 13.1 except to the extent that the aggregate of all amounts for which indemnity would otherwise be payable by Seller exceeds $250,000. For purposes of measuring the Loss suffered as a result of a breach of representations and warranties in calculating whether the threshold in the preceding sentence has been met (but not for purposes of determining whether any representation or warranty has been breached), any representation or warranty which contains a materiality or similar limitation (such as a dollar threshold) shall be read as if it did not contain such limitation. For purposes of indemnification, in no event shall an individual breach of any representation or warranty be considered until the Loss relating thereto exceeds $10,000. Sellers' indemnity obligations under Section
13.1 shall be limited, in the aggregate, to $10,000,000.

Section 13.6 Exclusive Remedy. Except in respect of remedies for actual fraud by a Party, the indemnities set forth in this Agreement shall be the exclusive remedies of the Parties with respect to each other related to the subject matter of this Agreement, and each Party waives any other statutory, equitable or common law remedy which such party would otherwise have for any breach of this Agreement or with respect to any liability arising from, or related to, the Business, the Purchased Assets or the Assumed Liabilities.

ARTICLE XIV
                         PROCEDURES FOR INDEMNIFICATION

Section 14.1      Procedures for Indemnification.

(a) A claim for indemnification hereunder (herein referred to as an "Indemnification Claim") other than a Third Party Claim shall be made by Indemnitee by delivery of a written declaration to Indemnitor requesting indemnification and specifying the basis on which indemnification is sought and the amount of asserted Losses.

(b) If the Indemnification Claim involves a Third Party Claim, the procedures set forth in Section 14.2 shall be observed by Indemnitee and Indemnitor.

(c) If the Indemnification Claim involves a matter other than a Third Party Claim, the Indemnitor shall have ninety (90) days to object to such Indemnification Claim by delivery of a written notice of such objection to Indemnitee specifying in reasonable detail the basis for such objection. During such time, the Indemnified Parties shall make available to Indemnitor all facts and records within their possession or control relating to such claim. Failure
by  Indemnitor  to  timely  so  object  shall   constitute   acceptance  of  the
Indemnification Claim by the Indemnitor and the Claim shall be paid in accordance with Section 14.1(d).

(d) Upon a final determination of the amount of an Indemnification Claim, Indemnitor shall pay the amount of such finally determined Indemnification Claim within ten (10) days of the date such amount is determined.

Section 14.2 Defense of a Third Party Claim. If any claim is made, or suit or proceeding (including a binding arbitration or an audit by any Taxing authority) is instituted against an Indemnified Party by any Person other than Indemnitor that, if prosecuted successfully, would be a matter for which such Indemnified Party is entitled to indemnification under this Agreement (herein referred to as a "Third Party Claim"), the obligations and liabilities of the Parties hereunder with respect to such Third Party Claim shall be subject to the following terms and conditions:

(a) The Indemnified Party shall give the Indemnitor written notice of any such claim promptly after receipt by the Indemnified Party of actual notice thereof, but any failure to do so shall not relieve the Indemnitor from any liability which it may have except to the extent such failure would prejudice the Indemnitor. Upon receipt of such notice, Indemnitor shall undertake the defense thereof by representatives of its own choosing reasonably acceptable to the Indemnified Party. If, however, the Indemnitor fails or refuses to undertake the defense of such claim within thirty (30) days after written notice of such claim has been given to the Indemnitor by the Indemnified Party, or at least five (5) days before any answer or similar pleading is required, whichever is sooner, the Indemnified Party shall have the right to undertake the defense and, subject to
Section 14.3, settlement of such claim with counsel of its own choosing. In the circumstances described in the preceding sentence, the Indemnified Party shall, promptly upon its determination of the amount of such Loss, make an Indemnification Claim as specified in Section 14.1.

(b) The Indemnified Parties and the Indemnitor shall cooperate with each other in all reasonable respects in connection with the defense of any Third Party Claim including making available records relating to such claim and furnishing, without expense to the Indemnitor, and providing access to management employees of the Indemnified Party as may be reasonably necessary for the preparation of the defense of any such claim or for testimony as witnesses in any proceeding relating to such claim.

Section 14.3 Settlement of Third Party Claims. No settlement of a Third Party Claim involving the asserted liability of a Party under this ARTICLE XIV shall be made without the prior written consent by or on behalf of such Party, unless such settlement includes a full release of such Party.

ARTICLE XV
                             LIMITATION OF LIABILITY

Section 15.1 Limitation of Liability. IN NO EVENT WILL EITHER PARTY OR ANY OF THEIR RESPECTIVE OFFICERS, DIRECTORS, AGENTS, CONTRACTORS, SUBCONTRACTORS, VENDORS OR EMPLOYEES HAVE ANY LIABILITY TO THE OTHER PARTY FOR LOSSES WHICH ARE INCIDENTAL, SPECIAL, CONSEQUENTIAL, INDIRECT OR PUNITIVE. NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY TO THE EXTENT THAT SUCH OTHER PARTY HAS RECEIVED PAYMENT FOR SUCH A CLAIM FROM ANOTHER SOURCE, AND ANY PAYMENT OBLIGATION PAYABLE BY A PARTY SHALL BE NET OF ANY TAX BENEFITS OBTAINED BY OR INSURANCE PROCEEDS AVAILABLE TO THE OTHER PARTY.

ARTICLE XVI
                               DISPUTE RESOLUTION

Section 16.1 Negotiation. In the event of any dispute or disagreement between Seller and Purchaser as to the interpretation of any provision of this Agreement or the performance of obligations hereunder (a "Dispute"), such Dispute, upon written request of Seller or Purchaser, shall be referred to representatives of the Parties for decision, each Party being represented by a senior executive officer (herein referred to as the "Negotiation Representative"). The Negotiation Representatives shall promptly meet in a good faith effort to resolve the Dispute.

Section 16.2 Mediation. If the Negotiation Representatives do not agree upon a resolution within thirty (30) days after reference of the Dispute to them (unless such period is extended by mutual agreement of the Parties), the Parties will attempt in good faith to resolve the controversy or claim in accordance with the Center for Public Resources Model procedure for Mediation of Business Disputes as in effect at such time. The costs of mediation shall be shared equally by the Parties. Any settlement reached by mediation shall be resolved in writing, signed by the Parties and binding on the Parties. The place of any such mediation shall be in Las Vegas, Nevada.

Section 16.3 Arbitration. If the Dispute has not been resolved pursuant to the foregoing procedures within sixty (60) days after the first meeting with respect to the mediation (which period may be extended by mutual agreement), the Dispute shall be resolved, at the request of either Party, by arbitration conducted in accordance with the provisions of the Federal Arbitration Act (9 U.S.C. Section
Section 1-16) and in accordance with the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes as then in effect, by three neutral arbitrators selected by the Parties as follows. Each Party shall select a neutral arbitrator, subject to objection of the other Party, and the two neutral arbitrators chosen by the Parties shall select a third neutral arbitrator. If the two neutral arbitrators selected by the Parties are unable to agree on the selection of the third arbitrator, they shall select an arbitrator according to the procedures established by the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes as then in effect. The arbitration of such Dispute, including the determination of any amount of damages suffered by any party hereto by reason of the acts or omissions of any Party, shall be final and binding upon the Parties, except that the arbitrator shall not be authorized to award punitive damages with respect to any such Dispute. The arbitrators shall have the power to decide all questions of arbitrability and of such arbitrators' jurisdiction. No Party shall seek any punitive damages relating to any matters under, arising out of, in connection with or relating to this Agreement. The Parties intend that this agreement to arbitrate be valid, binding, enforceable and irrevocable. The substantive and procedural Law of the State of Nevada shall apply to any such arbitration proceedings, and the decision of the arbitrator shall be bound by such Law and by the terms of this Agreement. The place of any such arbitration shall be Las Vegas, Nevada. Judgment upon the award rendered by the arbitrators may be entered by any court having jurisdiction thereof.

ARTICLE XVII
                            MISCELLANEOUS PROVISIONS

Section 17.1 Notices. Any and all notices and demands by any Party hereto to any other Party or Escrow Agent, required or desired to be given hereunder shall be in writing and shall be validly given or made only if deposited in the United States mail, certified or registered, postage prepaid, return receipt requested, if made by Federal Express or other similar courier service keeping records of deliveries and attempted deliveries or when served by telecopy or similar facsimile transmission. Service by mail or courier shall be conclusively deemed made on the first Business Day delivery is attempted or upon receipt, whichever is sooner. Facsimile transmissions received during business hours during a Business Day shall be deemed made on such Business Day. Facsimile transmissions received at any other time shall be deemed received on the next Business Day. The Parties and Escrow Agent may change their address for the purpose of receiving notices or demands as herein provided by a written notice given in the manner aforesaid to the others, which notice of change of address shall not become effective, however, until the actual receipt thereof by the others.

(a)      Any notice or demand to Seller shall be addressed to Seller at:

                                    Four Queens, Inc.
                                    202 East Fremont
                                    Las Vegas, Nevada  89101
                                    Attention:  Phil Madow
                                                 President
                                    Facsimile:  702-387-5120

                                    Four Queens, Inc.
                                    202 East Fremont
                                    Las Vegas, Nevada  89101
                                    Attention:  Gina Contner
                                                 Assistant Secretary
                                    Facsimile:  702-387-5120

                  With a copy to:

                                    O'Melveny & Myers LLP
                                    400 South Hope Street, 15th Floor
                                    Los Angeles, California  90071
                                    Attention:   C. James Levin, Esq.
                                    Facsimile:   213-430-6407

(b)      Any notice or demand to Purchaser shall be addressed to Purchaser at:

                                    SummerGate, Inc.
                                    2550 S. Rainbow Blvd., Suite 200
                                    Las Vegas, Nevada 89146
                                    Attention:   Terry L. Caudill
                                    Facsimile:   702-247-6477

                  With a copy to:

                                    Lionel Sawyer & Collins
                                    300 South Fourth Street
                                    Suite 1700
                                    Las Vegas, Nevada 89101
                                    Attention:  Jeffrey P. Zucker
                                    Facsimile:   702-383-8845

(c) Any notice or demand to Escrow Agent shall be addressed to Escrow Agent at:

                                    Nevada Title Company
                                    3320 West Sahara Ave., Suite 200
                                    Las Vegas, Nevada 89102
                                    Attention:   Troy Lochhead
                                    Facsimile:   702-966-5848

Section 17.2 Construction and Governing Law. The internal laws of the State of Nevada applicable to contracts made and wholly performed therein shall govern the validity, construction, performance and effect of this Agreement.

Section 17.3 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement.

Section 17.4 Integrated Agreement. This Agreement and the other agreements described herein supersede all prior and contemporaneous agreements, oral and written, between the Parties hereto with respect to the subject matter hereof.

Section 17.5 No Oral Modification. Neither this Agreement, nor any provision hereof, may be changed, waived, discharged, supplemented or terminated orally, but only by an agreement in writing signed by the Party against which the enforcement of such change, waiver, discharge or termination is sought.

Section 17.6 Successors and Assigns; No Third Party Beneficiaries. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. Except as specifically provided in this Section 17.6, this Agreement is not intended to, and shall not, create any rights in any Person whomsoever except Purchaser and Seller.

Section 17.7 Assignment. Neither Party shall assign its rights or delegate its duties under this Agreement without the prior written consent of the other Party hereto. Notwithstanding the foregoing, Purchaser shall have the right, without the consent of Seller, to assign its rights and delegate its duties under this Agreement to an Affiliate of Seller; provided, however, that such assignment shall not relieve Purchaser or TLC-4Q, Inc. of their obligations and liabilities hereunder. Purchaser shall not sell or otherwise transfer any material asset that constitutes a portion of the Purchased Assets to any Affiliate of Purchaser unless, at the time of such transfer, such Affiliate executes a guarantee of Purchaser's obligations hereunder in form reasonably satisfactory to Seller.

Section 17.8 Partial Invalidity. If any term, provision, covenant or condition of this Agreement, or any application thereof, should be held by a court of competent jurisdiction to be invalid, void or unenforceable, all terms, provisions, covenants and conditions of this Agreement, and all applications thereof, not held invalid, void or unenforceable shall continue in full force and effect and shall in no way be affected, impaired or invalidated thereby, provided that the invalidity, voidness or unenforceablity of such term, provision, covenant or condition (after giving effect to the next sentence in this Section 17.8) does not materially impair the ability of the parties to consummate the transactions contemplated hereby. In lieu of such invalid, void or unenforceable term, provision, covenant or condition, there shall be added to this Agreement a term, provision, covenant or condition that is valid, not void and enforceable and is as similar to such invalid, void or unenforceable term, provision, covenant or condition as may be possible.

Section 17.9 No Presumption Against the Draftsman. Each Party having been represented in the negotiation of this Agreement, and having had ample opportunity to review the language hereof, there shall be no presumption against any Party on the ground that such Party was responsible for preparing this Agreement, any of Seller's Closing Deliverables or any of Purchaser's Closing Deliverables.

Section 17.10 Expenses. Subject to the provisions of ARTICLE XIV, all expenses incurred by the Parties hereto in connection with or related to the authorization, preparation and execution of this Agreement and the Closing of the transaction contemplated hereby, including fees and expenses of agents, representatives, counsel and accountants employed by any such Party, shall be borne solely and entirely by the Party which has incurred the same.

Section 17.11 Guarantee. TLC-4Q, Inc. hereby agrees to cause Purchaser to fulfill, and additionally guarantees, the timely payment and performance of all of the obligations of Purchaser under this Agreement.



                      [THIS SPACE LEFT BLANK INTENTIONALLY.
                            SIGNATURE PAGES FOLLOW.]






     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                                         SUMMERGATE, INC.,
                                         a Nevada corporation

                                         By: /s/ Terry Caudill

                                         Its: President


                                         TLC-4Q, Inc.
                                         a Nevada corporation

                                         By: /s/ Terry Caudill

                                         Its: President



                                         FOUR QUEENS, INC.,
                                         a Nevada corporation



                                         By: /s/ Philip W. Madow

                                         Its: President




     The undersigned hereby executes the above Agreement for the sole purpose of acknowledging its covenants and obligations pursuant to Section 8.2(b).


                                         ELSINORE CORPORATION,
                                         a Nevada corporation


                                         By: /s/ Philip W. Madow

                                         Its: President







     The undersigned UTP Escrow Agent acknowledges receipt of the Unconditional Termination Payment in the amount of Fifty Thousand Dollars ($50,000) and agrees to perform its obligations as UTP Escrow Agent pursuant to the above Agreement.


                                          MCDONALD, CARANO WILSON
                                          MCCUNE BERGIN FRANKOVICH &
                                          HICKS, LLP,
                                          a Nevada limited liability partnership



                                         By: /s/ Andrew S. Gabriel

                                         Its: Partner



     The undersigned Escrow Agent agrees to perform its obligation as Escrow Agent pursuant to the above Agreement.


                                         NEVADA TITLE COMPANY,
                                         a Nevada corporation


                                         By: /s/ Troy Lochhead

                                         Its: Commercial Escrow Officer





                                   APPENDIX A
                                       to
                            ASSET PURCHASE AGREEMENT
                                 by and between
                         FOUR QUEENS, INC., as "Seller"
                                       and
                        SUMMERGATE, INC., as "Purchaser"


                            Glossary of Defined Terms




     "Accrued Interest" has the meaning ascribed to such term in Section 4.1(e).

     "Affiliate" means, with respect to any Person, any other Person that, directly or indirectly, through one or more intermediaries, controls, is controlled by or is under common control with, such Person. For purposes of this definition, "control" means the direct or indirect ownership of more than fifty percent (50%) of the outstanding capital stock or other equity interests having ordinary voting power.

     "Agreement"  means  this  Asset  Purchase  Agreement,   together  with  all
Schedules, Exhibits, Appendices and other attachments hereto, and all amendments and supplements hereto and thereto.

     "Assignment and Assumption Agreement(s)" means that certain Assignment and Assumption Agreement(s), the form of which is attached hereto as Exhibit B, to be executed by Seller and Purchaser and delivered at the Closing on the Closing Date providing for, among other matters, the assignment by Seller, and the assumption by Purchaser, of the Transferred Permits and the Assumed Contracts.

     "Assumed Contract(s)" has the meaning ascribed to such term in Section 2.1(b).

     "Assumed Liabilities" has the meaning ascribed to such term in Section 3.1.

     "Assumed Plans" has the meaning ascribed to such term in Section 8.7(a).

     "Benefit Plans" has the meaning ascribed to such term in Section 7.1(t)(i).

     "Bill(s) of Sale" means that certain Bill(s) of Sale, the form of which is attached hereto as Exhibit D, to be executed by Seller and delivered at the Closing on the Closing Date providing for the sale, assignment, transfer and conveyance of the Purchased Assets from Seller to Purchaser.

     "Business" has the meaning ascribed to such term in Section 2.1(d).

     "Business Day" means any day other than a Saturday, Sunday or other day upon which banks in the State of Nevada are authorized or required to be closed.

     "Cash" has the meaning ascribed to such term in Section 2.1(g).

     "Cash Portion" has the meaning ascribed to such term in Section 4.2.

     "Closing" means the proceedings pursuant to which the sale of the Purchased Assets is consummated.

     "Closing Date" has the meaning ascribed to such term in Section 6.1.

     "COBRA" has the meaning ascribed to such term in Section 8.6(e).

     "Code" means the Internal Revenue Code of 1986, as amended, and as the same may be further amended from time to time, or any successor law, and the rules and regulations promulgated thereunder. Any reference to any specific provision of the Code also shall be deemed to refer to any successor provision thereto.

     "Collective Bargaining Agreement" means any collective bargaining agreement with respect to the Business.

     "Computer  Software"  has the  meaning  ascribed  to such  term in  Section
2.1(j).

     "Contract" means any binding contract, agreement, arrangement, guaranty, letter of credit, bond, indemnity obligations, commitment, franchise, indenture, instrument, lease or license.

     "Controlled Group" means Seller and the other organizations of a controlled group of organizations (within the meaning of Sections 414(b), (c), (m) or (o) of the Code) of which Seller is a member.

     "Controlled Group Plans" means the Benefit Plans adopted by the Controlled Group that are applicable to the employees of the Business.

     "Customer Front Money" has the meaning ascribed to such term in Section 6.4(g).

     "Deposit" has the meaning ascribed to such term in Section 4.1(b).

     "Disapproved Exceptions" has the meaning ascribed to such term in Section 5.1(a).

     "Disclosure Schedule" means the Disclosure Schedule to this Agreement which sets forth certain information called for by this Agreement and certain exceptions to the representations and warranties made by the Seller in this Agreement.

     "Dispute" has the meaning ascribed to such term in Section 16.1.

     "Elsinore" has the meaning ascribed to such term in Section 8.2(b).

     "Employee  Pension Benefit Plans" has the meaning  ascribed to such term in
Section 7.1(t)(ii).

     "Environmental Law(s)" means any federal, state or local law, statute, ordinance, rule or regulation or order pertaining to health or the protection of the environment, including, but not limited to: RCRA; the Clean Air Act, as now or hereafter amended (42 U.S.C. Section 7401 et. seq.); the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as now or hereafter amended (42 U.S.C. Section 9601 et. seq.); the Emergency Planning and Community Right-to-Know Act of 1986, as now or hereafter amended (42 U.S.C.
Section 11001 et. seq.); the Federal Hazardous Substances Act, as now or hereafter amended (15 U.S.C. Section 1261 et. seq.); the Federal Insecticide, Fungicide, and Rodenticide Act, as now or hereafter amended (7 U.S.C. Section 136 et. seq.); the Federal Water Pollution Control Act, as now or hereafter amended (33 U.S.C. Section 1251 et. seq.); the Hazardous Materials Transportation Act, as now or hereafter amended (49 U.S.C. Section 1801 et. seq.); the Occupational Safety and Health Act of 1970, as now or hereafter amended (29 U.S.C. Section 651 et. seq.); (the Toxic Substances Control Act, as now or hereafter amended (15 U.S.C. Section 2601 et. seq.); Nev. Rev. Stat. chs. 444, 445A, 445B, 459, 477, 590 and 618, each as now or hereafter amended; the Uniform Fire Code, as now or hereafter adopted in Nevada; and the regulations, rules and orders promulgated under each of them.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

     "Escrow Agent" has the meaning ascribed to such term in Section 4.1(b).

     "Estimated  Liability  Adjustment" has the meaning ascribed to such term in
Section 4.4(a).

     "Estimated  Liability  Difference" has the meaning ascribed to such term in
Section 4.4(a).

     "Excluded Assets" has the meaning ascribed to such term in Section 2.1.

     "Excluded Matters" has the meaning ascribed to such term in Section 7.4(a).

     "Fee Land" has the meaning ascribed to such term in the recitals.

     "Fee Land Deed" means that certain grant, bargain and sale deed conveying the Fee Land to Purchaser, the form of which is attached hereto as Exhibit E, to be executed by Seller in favor of Purchaser and delivered at the Closing on the Closing Date.

     "Final Liability Statement" means the determination of the Liability Adjustment that is final and binding on the Parties, either through agreement of the Parties or through the action of the Independent Accounting Firm in the manner set forth in Section 4.4(d).

     "Financing" has the meaning ascribed to such term in Section 7.2(f).

"First Personal  Property  Inventory"  has the meaning  ascribed to such term in
     Section 7.1(f)(i).

     "Four Queens Trademark" has the meaning ascribed to such term in Section 7.1(p)(ii).

     "GAAP" means generally accepted accounting principles in the United States of America, which shall include official interpretations thereof by the Financial Accounting Standards Board and its successors, consistently applied.

     "Governmental Authority" means the federal government of the United States, the government of any state of the United States or any political subdivision thereof, and any Person exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government and any other governmental entity, instrumentality, agency, authority or commission.

     "Ground Lease" has the meaning ascribed to such term in Section 2.1(b).

     "Hazardous Substances" means one or more of the chemicals, substances, materials, mixtures, compounds, hydrocarbons, pollutants and wastes classified or regulated under the Environmental Laws.

     "Hotel" has the meaning ascribed to such term in the recitals.

     "Indemnification Claim" has the meaning ascribed to such term in Section 14.1(a).

     "Indemnified Party(ies)" means an Indemnitee, its Affiliates, and their respective directors, officers, employees, agents and representatives.

     "Indemnitee" means the Party seeking indemnification under ARTICLE XIII of the Agreement.

     "Indemnitor" means the Party against whom indemnity is sought under ARTICLE XIII of the Agreement.

     "Independent Accounting Firm" means (i) an independent certified public accounting firm in the United States of national recognition mutually acceptable to Seller and Purchaser or (ii) if Seller and Purchaser are unable to agree upon such a firm within five (5) days, then each Party shall select one such firm and those two firms shall select a third firm, in which case "Independent Accounting Firm" shall mean such third firm.

     "Information  Statement"  has the meaning  ascribed to such term in Section
8.9.

     "Initial Deposit" has the meaning ascribed to such term in Section 4.1(b).

     "Initial  Liability  Statement"  has the  meaning  ascribed to such term in
Section 4.4(b).

     "Intellectual  Property  Rights" has the  meaning  ascribed to such term in
Section 2.1(e).

     "Inventoried Vehicles" has the meaning ascribed to such term in Section 6.4(f).

     "Inventory" means all inventories maintained in connection with the Business, including, but not limited to, liquor, food and beverage, linen, uniforms, utensils, chinaware, glassware, silverware and office supplies.

     "Land" has the meaning ascribed to such term in the recitals hereto.

     "Law(s)" means any law, statute, act, decree, ordinance, rule, writ, injunction, directive (to the extent having the force of law), order (unilateral or consensual), final nonappealable judgment directly applicable to the relevant Party, treaty, code or regulation (including any of the foregoing relating to health or safety matters), any Environmental Law or any interpretation of any of the foregoing, as enacted, issued or promulgated by any Governmental Authority, including all amendments, modifications, extensions, replacements or reenactments thereof or thereto.

     "Lease Assignment and Assumption Agreement(s)" means those certain Lease Assignment and Assumption Agreement(s), the form of which is attached hereto as Exhibit C, to be executed by Seller and Purchaser and delivered at the Closing on the Closing Date providing for, among other matters, the assignment by Seller, and the assumption by Purchaser, of the Ground Leases.

     "Leased Land" has the meaning ascribed to such term in the recitals hereto.

     "Liability Adjustment" means, as of the Closing, an amount equal to the liabilities of the type historically accounted for in the categories listed in
Section 3.1(a)(ii) of the Disclosure Schedule, calculated in the same manner and using the same policies and methods as the corresponding line items on any applicable prior date on which such values were calculated and set forth herein.

     "Liability Difference" means the amount, if any, by which (x) the Minimum Asset Amount exceeds (y) the value as of the Closing of (i) the assets of the type historically accounted for in the categories listed in Section 2.1(l) of the Disclosure Schedule (other than the asset described as "Deposit - Garage") minus (ii) the liabilities of the type historically accounted for in the categories listed in Section 3.1(a)(i) of the Disclosure Schedule. In each case, the values of the assets and liabilities shall be calculated in the same manner and using the same policies and methods as the corresponding line items on any applicable prior date on which such values were calculated and set forth herein.

     "Loss(es)" means any and all assessments, judgments, damages (including natural resource damage), penalties, interest, fines, investigations, liabilities (including strict liability), reasonable costs and expenses of investigation and defense of any claim.

     "Minimum Asset Amount" means the value (whether a positive or negative number) as of December 31, 2001 of (i) the assets of the type historically accounted for in the categories listed in Section 2.1(l) of the Disclosure Schedule (other than the asset described as "Deposit - Garage") minus (ii) the liabilities of the type historically accounted for in the categories listed in
Section 3.1(a)(i) of the Disclosure Schedule minus (iii) $250,000. In each case, the values of the assets and liabilities shall be calculated in the same manner and using the same policies and methods as the corresponding line items on any applicable prior date on which such values were calculated and set forth herein.

     "Multi-Employer Plan" means a "multi-employer plan" as defined in Section 4001(a)(3) of ERISA.

     "Negotiation  Representative"  has the  meaning  ascribed  to such  term in
Section 16.1.

     "Nevada  Gaming  Authorities"  has the  meaning  ascribed  to such  term in
Section 3.2(b).

     "Nonrepresented Employee" means any employee of Seller employed in the Business who is not a Represented Employee.

     "No Solicitation Period" has the meaning ascribed to such term in Section 8.2(a).

     "Notice of Disagreement" has the meaning ascribed to such term in Section 4.4(c).

     "Outside Date" means May 7, 2002.

     "Party(ies)" has the meaning ascribed to such term in the preamble hereto.

     "Patent   Assignment   Agreement"  means  that  certain  Patent  Assignment
Agreement, the form of which is attached hereto as Exhibit G, to be executed by Seller in favor of Purchaser and delivered at the Closing on the Closing Date.

     "Payables" has the meaning ascribed to such term in Section 3.1(a).

     "PBGC" has the meaning ascribed to such term in Section 7.1(t)(iii).

     "Permitted Exception" has the meaning ascribed to such term in Section 5.1(a).

     "Person" means any individual natural person or any artificial person including any corporation, general or limited partnership, joint venture, association, unincorporated organization, trust, business trust, limited liability company or partnership, Governmental Authority or other entity.

     "Personal  Property"  has the  meaning  ascribed  to such  term in  Section
2.1(d).

     "Premises" has the meaning ascribed to such term in Section 2.1(c).

     "Purchaser" means SummerGate, Inc., a Nevada corporation.

     "Purchased Assets" has the meaning ascribed to such term in Section 2.1.

     "Purchase Offer" has the meaning ascribed to such term in Section 8.2(a).

     "Purchase Price" has the meaning ascribed to such term in Section 4.2.

     "Purchase Price Notice" has the meaning ascribed to such term in Section 4.4(a).

     "Purchaser's Closing Deliverables" has the meaning ascribed to such term in
Section 6.3.

     "Purchaser's Conditions Precedent" has the meaning ascribed to such term in
ARTICLE IX.

     "Required Consents" has the meaning ascribed to such term in Section 9.8.

     "Retained  Liabilities"  has the  meaning  ascribed to such term in Section
3.2.

     "RCRA" means the Resource Conservation and Recovery Act of 1976, as now or hereafter amended, 42 U.S.C. Section 6901 et. seq., and the rules, regulations and orders promulgated thereunder.

     "Represented Employee" means any employee of Seller who is represented by a union and employed in the Business.

     "Second Personal Property Inventory" has the meaning ascribed to such term in Section 8.22.

     "Seller" means Four Queens, Inc., a Nevada corporation.

     "Seller Benefit Plans" has the meaning ascribed to such term in Section 7.1(t)(iii).

     "Seller's  Closing  Deliverables"  has the meaning ascribed to such term in
Section 6.2.

     "Seller's  Conditions  Precedent" has the meaning  ascribed to such term in
ARTICLE X.

     "Shrink-Wrap    License"   means   any    non-assignable,    non-exclusive,
non-negotiable object code license for standard, general purpose, off-the-shelf software products generally available to the public.

     "Stock Purchase Offer" has the meaning ascribed to such term in Section 8.2(b).

     "Summergate A" has the meaning ascribed to such term in Section 7.2(g).

     "Summergate B" has the meaning ascribed to such term in Section 7.2(g).

     "Superior  Proposal"  has the  meaning  ascribed  to such  term in  Section
8.2(c).

     "Tax(es)" means any tax, charge, impost, tariff, duty or fee of any kind charged, imposed or levied, directly or indirectly, by any Governmental Authority including any value-added tax, sales tax, stamp duty, import duty, withholding tax (whether on income, dividends, interest payments, fees, equipment rentals or otherwise), tax on foreign currency loans or foreign exchange transactions, excise tax, franchise tax, transfer tax, property tax, unemployment tax or social security tax including any interest, penalties or other additions thereon.

     "Third Party Claim" has the meaning ascribed to such term in Section 14.2.

     "TLC" means TLC Enterprises, a Nevada corporation.

     "Trademark Assignment Agreements" means those certain Trademark Assignment Agreements, the form of which is attached hereto as Exhibit F, to be executed by each of Seller and Elsinore in favor of Purchaser and delivered at the Closing on the Closing Date.

     "Transferred Employees" has the meaning ascribed to such term in Section 8.6(a).

     "Transferred Permit(s)" has the meaning ascribed to such term in Section 2.1(k).

     "Unassumed Plans" has the meaning ascribed to such term in Section 8.7(d).

     "Unconditional Termination Payment" means the deposit of Fifty Thousand Dollars ($50,000) made by Purchaser to the UTP Escrow Agent.

     "Unresolved Exceptions" has the meaning ascribed to such term in Section 5.1(b).

     "UTP Escrow Agent" means McDonald Carano Wilson McCune Bergin Frankovich & Hicks, LLP.

     "VEBA" means a voluntary employee's beneficiary association providing for the payment of life, sickness, accident or other benefits to employees or their dependents.

     "WARN Act" means the Worker Adjustment and Retraining Notification Act, 29 U.S.C. Section 2101, et. seq. and as the same may be amended from time to time, or any successor law, and the rules and regulations promulgated thereunder.

     "Warranties" has the meaning ascribed to such term in Section 2.1(h).

     "Welfare Plan" has the meaning ascribed to such term in Section 7.1(t)(x).

     "Withdrawal  Liability"  has the  meaning  ascribed to such term in Section
8.5.




                                  EXHIBIT 10.67

                         EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Executive Agreement") is made and entered into as of the 1st day of January, 2002 by and between Four Queens, Inc., a Nevada corporation and wholly-owned subsidiary of Elsinore Corporation ("Elsinore"), with its principal offices located at 202 Fremont Street, Las Vegas, Nevada 89101 (hereinafter referred to as the "COMPANY"), and Philip W. Madow (hereinafter referred to as "EXECUTIVE").

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

SECTION 1.        Term of Executive Agreement

EXECUTIVE'S employment with the COMPANY under this Executive Agreement commenced on January 1, 2002 and shall continue until the close of business on December 31, 2002, unless terminated earlier as provided herein. The Term of this Executive Agreement may be renewed annually by the COMPANY's sole shareholder, Elsinore's Board of Directors. "Term" is defined to mean the current term of the Executive Agreement or any subsequent term approved by Elsinore's Board of Directors.

SECTION 2.        Duties of Employee

2.1 Throughout the term of this Executive Agreement, EXECUTIVE shall be employed as President and General Manager for the Four Queens Hotel & Casino. EXECUTIVE agrees to devote his full time efforts to his position with the COMPANY.

2.2 EXECUTIVE agrees to observe and comply with the rules and regulations as adopted by the COMPANY, either orally or in writing, regarding performance of his duties. The COMPANY shall have the power to direct, control and supervise the manner of and the time in which EXECUTIVE shall perform his duties for the COMPANY.

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

3.5      Vacation:
The EXECUTIVE shall be entitled to four weeks of vacation per each twelve-month period following the EXECUTIVE'S anniversary date. The EXECUTIVE will accrue at a rate of 1 2/3 day per month. The EXECUTIVE may carry forward up to one week of unused vacation accrued in the twelve-month period to the next twelve-month period, unless otherwise approved in writing by the COMPANY's Board of Directors.

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

5.2      Termination For Cause:
The COMPANY may, at any time, immediately terminate this Executive Agreement and all of its obligations hereunder for cause by giving EXECUTIVE written notice of the termination. The term "for cause" shall mean any one or more of the following: (i) EXECUTIVE'S material breach of this Executive Agreement; (ii) EXECUTIVE'S negligent or willful misperformance of his duties; (iii) EXECUTIVE'S conviction of a felony or any other crime involving moral turpitude or dishonesty which, in the good faith opinion of the COMPANY would impair EXECUTIVE'S ability to perform his duties or harm the COMPANY'S business reputation; (iv) EXECUTIVE'S failure or refusal to comply with the COMPANY policies, standards or regulations; (v) EXECUTIVE'S unauthorized disclosure of the COMPANY'S or Elsinore's trade secrets and/or other confidential business information. The COMPANY, in its sole discretion, shall decide whether the "for cause" definition has been satisfied.

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

For purposes of this Agreement, a "Change of Ownership or Control" shall mean the following: all or substantially all of the assets of the COMPANY are directly or through transfer of equity interests transferred or otherwise disposed of in one or a series of related transactions after which (1) the COMPANY ceases to own directly or indirectly substantially all equity interests of in Four Queens Hotel and Casino; or (2) Elsinore ceases to own directly or indirectly at least fifty-one percent (51%) of all outstanding shares of COMPANY. For purposes of the Executive Agreement, the parties understand and agree that any transfer of ownership between or among funds managed by Morgens, Waterfall, Vintiadis & the COMPANY, Inc. shall not constitute a "Change of Ownership or Control."

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

                  If to EXECUTIVE:       PHILIP W. MADOW
                                         Last known address on file with COMPANY

                  If to the COMPANY:     ELSINORE CORPORATION
                                         Attn: Chairman of the Board
                                         202 Fremont Street
                                         Las Vegas, NV 89101

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

         DATED this 28th day of December, 2001.

ELSINORE CORPORATION                        EXECUTIVE EMPLOYEE:

                                            Philip W. Madow

By:      /s/S. Barton Jacka                 /s/Philip W. Madow
         S. Barton Jacka                    Philip W. Madow

Its:     Secretary/Treasurer




                                  EXHIBIT 10.68


                         EXECUTIVE EMPLOYMENT AGREEMENT

This Executive Employment Agreement ("Executive Agreement") is made and entered into as of the 1st day of January, 2002 by and between Four Queens, Inc., a Nevada corporation and wholly-owned subsidiary of Elsinore Corporation ("Elsinore"), with its principal offices located at 202 Fremont Street, Las Vegas, Nevada 89101 (hereinafter referred to as the "COMPANY"), and Gina L. Contner (hereinafter referred to as "EXECUTIVE").

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

SECTION 1.        Term of Executive Agreement

EXECUTIVE'S employment with the COMPANY under this Executive Agreement commenced on January 1, 2002 and shall continue until the close of business on December 31, 2002, unless terminated earlier as provided herein. The Term of this Executive Employment Agreement may be renewed annually by the COMPANY's sole shareholder, Elsinore and its Board of Directors. "Term" is defined to mean the current term of the Executive Agreement or any subsequent term approved by Elsinore's Board of Directors.

SECTION 2.        Duties of Employee

2.1 Throughout the term of this Executive Agreement, EXECUTIVE shall be employed as Executive Director of Finance for the Four Queens Hotel & Casino. EXECUTIVE agrees to devote her full time efforts to her position with the COMPANY.

2.2 EXECUTIVE agrees to observe and comply with the rules and regulations as adopted by the COMPANY, either orally or in writing, regarding performance of her duties. The COMPANY shall have the power to direct, control and supervise the manner of and the time in which EXECUTIVE shall perform her duties for the COMPANY.

2.3 EXECUTIVE agrees that she will, at all times faithfully and industriously and to the best of her ability, experience and talents, perform all of the duties that may be required under this Executive Agreement. Such duties shall be rendered primarily at the office of the COMPANY in Las Vegas, Nevada; although EXECUTIVE may be required to travel at the sole expense of the COMPANY to such places as may be required to conduct business on behalf of the COMPANY. However, such travel must be at reasonable times, and shall be required in such a way as not to impose a burden upon EXECUTIVE.

SECTION 3.        Compensation

3.1       Base Salary:
During the term of this Executive Agreement, EXECUTIVE shall receive from the COMPANY an annual base salary of One Hundred Twenty Thousand Dollars, ($120,000.00) ("Base Salary"), less legally required deductions, payable in biweekly installments, or at any other intervals mutually agreed upon in writing by the parties. Such Base Salary shall be reviewed no less than annually for increase at the discretion of the COMPANY.

3.2      Other Compensation:
EXECUTIVE may receive, in addition to his base salary, other compensation pursuant to incentive and/or bonus programs which the COMPANY may, in its sole discretion, establish from time to time.

3.3      Other Benefits.
EXECUTIVE shall be permitted during the Term, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program (collectively "Health Benefits"), deferred compensation plan, or pension plan or similar benefit plan of the COMPANY, which may be available generally to other senior executives and managers of the COMPANY.

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

3.5      Vacation:
The EXECUTIVE shall be entitled to four weeks of vacation per each twelve-month period following the EXECUTIVE'S anniversary date. The EXECUTIVE will accrue at a rate of 1 2/3 day per month. The EXECUTIVE may carry forward up to one week of unused vacation accrued in the twelve-month period to the next twelve-month period, unless otherwise approved in writing by the General Manager COMPANY.

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

5.2      Termination For Cause:
The COMPANY may, at any time, immediately terminate this Executive Agreement and all of its obligations hereunder for cause by giving EXECUTIVE written notice of the termination. The term "for cause" shall mean any one or more of the following: (i) EXECUTIVE'S material breach of this Executive Agreement; (ii) EXECUTIVE'S negligent or willful misperformance of his duties; (iii) EXECUTIVE'S conviction of a felony or any other crime involving moral turpitude or dishonesty which, in the good faith opinion of the COMPANY would impair EXECUTIVE'S ability to perform his duties or harm the COMPANY'S business reputation; (iv) EXECUTIVE'S failure or refusal to comply with the COMPANY policies, standards or regulations; (v) EXECUTIVE'S unauthorized disclosure of the COMPANY'S or Elsinore's trade secrets and/or other confidential business information. The COMPANY, in its sole discretion, shall decide whether the "for cause" definition has been satisfied.

5.6      Termination by Non-Renewal of Executive Agreement
In the event this Executive Agreement expires at the end of the Term without renewal by COMPANY's Board of Directors and EXECUTIVE was not terminated until after the beginning of the next calendar year, EXECUTIVE shall be entitled to the Base Salary, less standard withholdings and deductions, payable in biweekly installments, for the remainder of said calendar year. COMPANY shall pay for EXECUTIVE's COBRA benefits for that same period. The EXECUTIVE shall receive payment for any earned and accrued but unused vacation up through the expiration of the Term.

5.7      Termination Upon Disability
If this Executive Agreement is terminated as a result of EXECUTIVE's disability, as determined under Section 4, COMPANY will pay EXECUTIVE his Base Salary through the remainder of the Term.

5.8      Termination by Change of Ownership or Control
In the event of a change in ownership or control of COMPANY as hereinafter defined. EXECUTIVE shall have two options: (1) elect to be employed with the entity or person having acquired such control; or (2) terminate this Executive Employment Agreement. In the event EXECUTIVE accepts the second option, EXECUTIVE shall be entitled to one (1) year's Base Salary, less standard withholdings and deductions, payable in biweekly installments. COMPANY shall also pay for EXECUTIVE'S COBRA benefits for a period of one (1) year. EXECUTIVE must exercise either of the two foregoing options by the time the change in control or ownership becomes effective.

For purposes of this Agreement, a "Change of Ownership or Control" shall mean the following: all or substantially all of the assets of the COMPANY are directly or through transfer of equity interests transferred or otherwise disposed of in one or a series of related transactions after which (1) the COMPANY ceases to own directly or indirectly substantially all equity interests in Four Queens Hotel and Casino; or (2) Elsinore ceases to own directly or indirectly at least fifty-one percent (51%) of all outstanding shares of COMPANY. For purposes of the Executive Agreement, the parties understand and agree that any transfer of ownership between or among funds managed by Morgens, Waterfall, Vintiadis & the COMPANY, Inc. shall not constitute a "Change of Ownership or Control."

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

                  If to EXECUTIVE:       GINA CONTNER
                                         Last known address on file with COMPANY

                  If to the COMPANY:     FOUR QUEENS, INC.
                                         Attn: President / General Manager
                                         202 Fremont Street
                                         Las Vegas, Nevada 89101

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

         DATED this 1st day of January,  2002.


FOUR QUEENS, INC.                           EXECUTIVE EMPLOYEE:

                                            Gina L. Contner

By:      /s/Philip. W. Madow                /s/Gina L. Contner
         Philip W. Madow                    Gina L. Contner

Its:     President








                                  EXHIBIT 10.69

                  MORGENS, WATERFALL, VINTIADIS & COMPANY, INC.

                              WAIVER OF COMPLIANCE


March 29, 2002

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

     (ii) pursuant to Sections 7.12 and 10.2 of the Indenture, waives compliance by the Company, as of March 31, 2002, with Section 5.3(2)(u) of the Indenture pertaining to limitations on restricted payments (the "Restricted Payments"); and

     (iii) in connection with such waiver, agrees to take no action with respect to the Principal Amount, including, but not limited to, providing or requesting (or instructing Morgan Stanley or DTC to do the same) the Trustee to provide a notice of any Default based upon the Ratio under Section 7.1(4) of the Indenture, prior to December 31, 2002.

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

                                                     Sincerely,



                                                     /s/ Joann McNiff
                                                     Joann McNiff
                                                     General Counsel





                                  EXHIBIT 21.1

                      SUBSIDIARIES OF ELSINORE CORPORATION
                                 AS OF 12/31/01


                                   STATE OF
                                CORPORATION OR
NAME                             ORGANIZATION       D.B.A.

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