Form 10-Q
period 2002-03-31
ELSINORE CORP
filed 2002-05-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                       or

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

                          YES  X          NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      TITLE OF STOCK                                     NUMBER OF SHARES
          CLASS                      DATE                   OUTSTANDING
          Common                 May 14, 2002                 4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                          PAGE

         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of              4
                   March 31, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Income              6
                   for the Three Months Ended March 31, 2002 and
                   March 31, 2001

                  Condensed Consolidated Statement of Shareholders'        8
                   Equity for the Three Months Ended March 31, 2002

                  Condensed Consolidated Statements of Cash Flows for      9
                   the Three Months Ended March 31, 2002 and
                   March 31, 2001

                  Notes to Condensed Consolidated Financial Statements    11

         Item 2.  Management's Discussion and Analysis of                 16
                   Financial Condition and Results of
                   Operations

         Item 3.  Quantitative and Qualitative Disclosures                25
                   About Market Risk


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                        26

 SIGNATURES                                                               27



PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                    Unaudited
                             (Dollars in Thousands)


                                                 March 31,      December 31,
                                                   2002             2001
                                              --------------   --------------

Assets
Current Assets:
  Cash and cash equivalents                        $5,560           $4,643
  Accounts receivable, less allowance for
    doubtful accounts of $163 and $282,
    respectively                                    1,443            1,163
  Inventories                                         340              360
  Prepaid expenses                                  1,235            1,165
                                              --------------   --------------
     Total current assets                           8,578            7,331

Property and equipment, net                        24,288           23,637

Other assets                                        1,862            1,793
                                              --------------   --------------

    Total assets                                  $34,728          $32,761
                                              ==============   ==============


(continued)


                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)
                      March 31, 2002 and December 31, 2001
                                    Unaudited
                             (Dollars in Thousands)

                                                 March 31,      December 31,
                                                   2002             2001
                                              --------------   --------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                 $1,188           $1,095
  Accrued interest                                     92              316
  Accrued expenses                                  4,961            4,024
  Current portion of long-term debt                   814              603
                                              --------------   --------------
     Total current liabilities                      7,055            6,038

Long-term debt, less current portion                8,797            8,684
                                              --------------   --------------
     Total liabilities                             15,852           14,722
                                              --------------   --------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $22,082
  and $21,760 at March 31, 2002 and
  December 31, 2001, respectively                  22,082           21,760

Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  March 31, 2002 and December 31, 2001,
  respectively                                          5                5

Additional paid-in capital                          5,555            5,877
Accumulated deficit                                (8,766)          (9,603)
                                              --------------   --------------
     Total shareholders' equity                    18,876           18,039
                                              --------------   --------------

     Total liabilities and shareholders'
     equity                                       $34,728          $32,761
                                              ==============   ==============

See accompanying notes to the condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
                   Condensed Consolidated Statements of Income
                                    Unaudited
                             (Dollars in Thousands)


                                                  Three            Three
                                                  Months           Months
                                                  Ended            Ended
                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
Revenues, net:
 Casino                                            $9,793          $10,165
 Hotel                                              2,186            2,562
 Food and beverage                                  2,946            2,870
 Other                                                321              388
                                              --------------   --------------
   Total revenues                                  15,246           15,985
 Promotional allowances                            (1,452)          (1,401)
                                              --------------   --------------
   Net revenues                                    13,794           14,584
                                              --------------   --------------

Costs and expenses:
 Casino                                             3,214            3,273
 Hotel                                              2,206            2,170
 Food and beverage                                  1,918            1,806
 Taxes and licenses                                 1,454            1,507
 Selling, general and
  administrative                                    2,261            2,384
 Rents                                              1,089            1,058
 Depreciation and
  amortization                                          -            1,008
 Interest                                             300              457
 Impairment loss                                      324                -
 Merger and litigation costs, net                     191               95
                                              --------------   --------------
   Total costs and
    expenses                                       12,957           13,758
                                              --------------   --------------
   Net income before undeclared
    dividends on cumulative
    convertible preferred stock                       837              826

Undeclared dividends on cumulative
 convertible preferred stock                          322              304
                                              --------------   --------------

Net income applicable
 to common shares                                    $515             $522
                                              ==============   ==============



                      Elsinore Corporation and Subsidiaries
             Condensed Consolidated Statements of Income (continued)
                                    Unaudited




                                                  Three            Three
                                                  Months           Months
                                                  Ended            Ended
                                              March 31, 2002   March 31, 2001
                                              --------------   --------------

Basic and diluted income
 per share:

Basic income per share                                $.10             $.10
                                              ==============   ==============

Weighted average number of
 common shares outstanding                       4,993,965        4,993,965
                                              ==============   ==============

Diluted income per share                              $.01             $.01
                                              ==============   ==============

Weighted average number of
 common and common equivalent
 shares outstanding                             97,993,965       97,993,965
                                              ==============   ==============

See accompanying notes to condensed consolidated financial statements.





                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                      Three Months Ended March 31, 2002
                                    Unaudited
                             (Dollars in thousands)

             Common Stock     Preferred Stock
             --------------------------------

                Out-            Out-          Additional              Total
              Standing        Standing         Paid-In-  Retained  Shareholders'
               Shares  Amount  Shares  Amount  Capital    Earnings   Equity
             -------------------------------------------------------------------
Balance,
 January 1,
 2002        4,993,965  $5  50,000,000  $21,760 $5,877   ($9,603)    $18,039

Net income                                                   837         837

Undeclared
preferred
stock
dividends                                   322   (322)
             -------------------------------------------------------------------
Balance,
 March
 31, 2002    4,993,965  $5  50,000,000  $22,082 $5,555   ($8,766)     $18,876
             ===================================================================

See accompanying notes to condensed consolidated financial statements.






                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                                  Three            Three
                                                  Months           Months
                                                  Ended            Ended
                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
Cash flows from operating  activities:
 Net income                                          $837             $826
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                       -            1,008
   Impairment loss                                    324                -
   Provision for uncollectible
     accounts                                           6                -
 Changes in assets and
   Liabilities:
   Accounts receivable                               (286)            (284)
   Inventories                                         20               59
   Prepaid expenses                                   (70)            (110)
   Other assets                                       (69)             (93)
   Accounts payable                                    93               27
   Accrued interest                                  (224)            (156)
   Accrued expenses                                   937              431
                                              --------------   --------------
 Net cash provided by
   operating activities                             1,568            1,708
                                              --------------   --------------

Cash flows used in investing
   activities - capital
   expenditures                                      (400)            (155)
                                              --------------   --------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                        (251)            (460)
                                              --------------   --------------

  Net increase in cash and
   cash equivalents                                   917            1,093

  Cash and cash equivalents
   at beginning of period                           4,643            5,008
                                              --------------   --------------

  Cash and cash equivalents
   at end of period                                $5,560           $6,101
                                              ==============   ==============



                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                                  Three            Three
                                                  Months           Months
                                                  Ended            Ended
                                              March 31, 2002   March 31, 2001
                                              --------------   --------------



Supplemental disclosure of non-cash
  investing and financing activities:
  Equipment purchased with capital
   lease financing                                   $575             $107
                                              ==============   ==============

Supplemental disclosure of cash activities:
  Cash paid for interest                             $524             $614
                                              ==============   ==============
  Cash paid for income taxes                         $  -             $  -
                                              ==============   ==============

See accompanying notes to condensed consolidated financial statements.




                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Elsinore Corporation ("Elsinore" or the "Company") and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Impairment Loss

     As discussed in Note 5, on March 14, 2002, Elsinore announced that its wholly owned subsidiary, Four Queens, Inc. ("Four Queens"), which operates the Four Queens Hotel & Casino ("Four Queens Casino") entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain price adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. The assets of the Four Queens constitute substantially all of the assets of Elsinore. Subsequently, on April 5, 2002, Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets is consummated after May 7, 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. In addition, the Company has recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002. As substantially all of the assets of the Four Queens are held for sale, no depreciation has been recorded on these assets for the three months ended March 31, 2002.

Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and March 31, 2001, and the results of its cash flows for the three months ended March 31, 2002 and March 31, 2001. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144, in the quarter ended March 31, 2002, did not result in a material effect on the Company's financial position or results of operations.

     EITF 00-14 "Accounting for Certain Sales Incentives," which became effective on January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company offers certain incentives to its customers to encourage visitation and play at the casino. The adoption of EITF 00-14 on January 1, 2002, has not resulted in a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents.


                                                  Three Months Ended
                                                    March 31, 2002
                                      ------------------------------------------
                                        Income           Shares      Per Share
                                                                      Amounts
                                      ------------------------------------------
Basic EPS:
  Net income available to common
  shareholders                           $516,000       4,993,965       $0.10
Effect of Dilutive Securities:
  Cumulative convertible preferred
  stock                                   321,000      93,000,000       (0.09)
Diluted EPS:
                                      ------------ ---------------- ------------
  Net income available to common
  shareholders plus assumed conversions  $837,000      97,993,965       $0.01
                                      ============ ================ ============



                                                  Three Months Ended
                                                    March 31, 2001
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
                                      ============ ================ ============


2.       Income Taxes

     Due to the Company's net operating losses, the Company is not expected to pay federal income taxes until its net operating losses expire or are used. Accordingly, the Company has not recorded a provision for income taxes on the accompanying Condensed Consolidated Financial Statements.

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

4.       Proposed Merger

     In the first half of 1997, Elsinore and Mr. Allen E. Paulson ("Paulson") commenced discussions which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore
Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") the outstanding common stock ("Common Stock") of Elsinore for $3.16 per share in cash plus an amount of additional consideration in cash equal to the daily portion of the accrual on $3.16 at 9.43% compounded annually, from June 1, 1997 to the date immediately preceding the date such acquisition is consummated. The Merger Agreement provided for EAS to merge into Elsinore, and Elsinore to become a wholly owned subsidiary of R&E.

     Contemporaneously with the Merger Agreement, R&E executed an Option and Voting Agreement (the "Option Agreement") with Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV"), on behalf of certain investment accounts ("MWV Accounts") which owned 94.3% of the outstanding Common Stock prior to the Recapitalization. Under certain conditions and circumstances, the Option Agreement provided for, among other things: (i) the grant by the MWV Accounts to R&E of an option to purchase all of their Common Stock; (ii) an obligation by R&E to purchase all of the MWV Accounts' Common Stock; and (iii) the MWV Accounts to vote their Common Stock in favor of the Merger Agreement. Elsinore's shareholders approved the Merger Agreement at a special meeting of shareholders held on February 4, 1999.

     Paulson also entered into discussions with Riviera to acquire a controlling interest in that company as well. Riviera owns and operates the Riviera Hotel and Casino in Las Vegas and is the parent corporation of Riviera Gaming
Management-Elsinore, Inc. ("RGME"). On September 16, 1997, R&E and Riviera Acquisition Sub, Inc. ("RAS") (another entity controlled by Paulson) entered into an Agreement and Plan of Merger with Riviera, which provided for the merger of RAS into Riviera (the "Riviera Merger"), and for Riviera to become a wholly owned subsidiary of R&E. R&E also entered into an Option and Voting Agreement with certain Riviera shareholders, including MWV acting on behalf of the MWV Accounts, containing terms similar to those described above with respect to the Option Agreement.

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

     On March 1, 2000, the Company filed its Answer to the Fourth Amended Complaint, denying the material allegations thereof. In addition, the Company alleged various counterclaims against plaintiffs for breach of the Merger Agreement, fraud and violations of the federal securities laws. The counterclaims seek specific performance of the Merger Agreement, compensatory damages, punitive damages and other relief. By Order dated February 20, 2001, the Court established a discovery cut-off of November 30, 2001 and a trial date of March 26, 2002. Subsequently, the Court issued an order continuing the trial to April 9, 2002. The April 9, 2002 trial date was vacated by the Court after the parties informed the Court that they had reached an agreement in principal to settle the litigation. No settlement agreement has yet been signed and there can be no assurance that the litigation will in fact be settled without a trial or further litigation. Regardless of whether this litigation is resolved prior to or after the consummation of the sale of assets under the Purchase Agreement, Elsinore will retain any liabilities and rights arising in connection with the litigation.

5.   Impairment Loss

     Prior to December 31, 2001, the Company entered into a sales agency contract in which the sales agency would provide assistance in locating potential buyers of the Company or Four Queens. On March 14, 2002, the Company announced that Four Queens entered into a Purchase Agreement for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. In addition, pursuant to the terms of the Purchase Agreement, SummerGate, Inc. will offer employment to all Four Queens employees.

     The assets of Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the assets of Four Queens, Elsinore will not have an operating asset. The Board of Directors of both Elsinore and Four Queens anticipate that, following the sale of the assets of Four Queens, they will adopt a plan of dissolution and begin the process of winding-up and dissolving both the Four Queens and Elsinore. Elsinore anticipates that the proceeds from the sale will be used solely to pay the debts of Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock"), plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At March 31, 2002, total liabilities of Elsinore were approximately $7.8 million, and total liabilities of the Four Queens were approximately $8.1 million (of which SummerGate, Inc. will assume approximately $4.1 million pursuant to the terms of the Purchase Agreement. In addition, as of March 31, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22.1 million, including accumulated dividends, and approximately 4,993,965 shares of Common Stock.

     In the event the Four Queens and Elsinore are dissolved, based upon the total assets of the Four Queens and Elsinore as of May 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there will not be any remaining assets available for distribution to the holders of the Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of the Common Stock (on an as-converted basis), delivered a written consent on May 2, 2002 approving the sale of the assets of Four Queens.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, such as approval of the Nevada Gaming Commission, and other licensing approvals. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated. If all conditions are satisfied, the sale is expected to be consummated on or before June 30, 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the assets of Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets.

     On April 5, 2002, Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets is consummated after May 7, 2002. The Company has recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

     This  discussion  and  analysis  should  be read in  conjunction  with  the
Condensed   Consolidated  Financial  Statements  and  notes  thereto  set  forth elsewhere herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-Q and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business strategies, plans for future development and upgrading, capital spending, financing sources, existing and expected competition, the sale of assets pursuant to the Purchase Agreement and the effects of regulations. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to: those related to the effects of competition; leverage and debt service; financing needs or efforts; actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors, and stockholders, as well as legislative, regulatory, judicial, and other governmental authorities; the loss of any licenses or permits or the Company's failure to renew gaming or liquor licenses on a timely basis; changes in business strategy, capital improvements, or development plans; general economic conditions; changes in gaming laws, regulations (including the legalization of gaming in various jurisdictions), or taxes; risks related to development and upgrading activities; risks related to the sale of assets under the Purchase Agreement (defined below) and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. In addition, recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions, negative impacts on the airline industry, increased security restrictions or the public's general reluctance to travel, could negatively impact our business, financial condition, results of operations and may result in the volatility of the market place for our common stock and on the future price of our common stock. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances. References in this Form 10Q to "we", "our", "us", the "Company", and "Elsinore" refer to Elsinore Corporation.

     The following table set forth certain operating information for the Company for the three months ended March 31, 2002 and 2001. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.



                               Three Months Ended           Three Months Ended
                                 March 31, 2002               March 31, 2001
                             -----------   --------       -----------   --------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Revenues, net:
   Casino                       $9,793       71.0%           $10,165      69.7%
   Hotel                         2,186       15.8%             2,562      17.6%
   Food and beverage             2,946       21.4%             2,870      19.7%
   Other                           321        2.3%               388       2.7%
                             -----------   --------       -----------   --------
     Total revenue              15,246      110.5%            15,985     109.6%
   Promotional allowances       (1,452)     (10.5%)           (1,401)     (9.6%)
                             -----------   --------       -----------   --------
     Net revenues               13,794      100.0%            14,584     100.0%
                             -----------   --------       -----------   --------

Costs and expenses:
   Casino                        3,214       32.8%             3,273      32.2%
   Hotel                         2,206      100.9%             2,170      84.7%
   Food and beverage             1,918       65.1%             1,806      62.9%
   Taxes and licenses            1,454       10.5%             1,507      10.3%
   Selling, general and
     administrative              2,261       16.4%             2,384      16.3%
   Rents                         1,089        7.9%             1,058       7.3%
   Depreciation and
     amortization                    -         .0%             1,008       6.9%
   Interest                        300        2.2%               457       3.1%
   Impairment loss                 324        2.3%                 -        .0%
   Merger and litigation costs,
    net                            191        1.4%                95        .7%
                             -----------   --------       -----------   --------
    Total costs and expenses    12,957       93.9%            13,758      94.3%
                             -----------   --------       -----------   --------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock    837        6.1%              826        5.7%

   Undeclared dividends on
    cumulative convertible
    preferred stock                322        2.3%              304        2.1%
                             -----------   --------       -----------   --------
   Net income applicable
    to common shares               515        3.7%              522        3.6%
                             -----------   --------       -----------   --------


                               Three Months Ended           Three Months Ended
                                 March 31, 2002               March 31, 2001
                             -----------   --------       -----------   --------
                             (Dollars in                  (Dollars in
                              thousands)       %           thousands)       %
                             -----------   --------       -----------   --------
Other Data:
  Net income before undeclared
    dividends on cumulative
    convertible preferred stock   $837        6.1%             $826        5.7%
  Interest                         300        2.3%              457        3.1%
  Income taxes                       -         .0%                -         .0%
  Depreciation and amortization      -         .0%            1,008        6.9%
                             -----------   --------       -----------   --------

Earnings before interest,
  taxes, depreciation and
  amortization (EBITDA)         $1,137        8.2%           $2,291       15.7%
                             ===========   ========       ===========   ========





     EBITDA consists of earnings before interest, taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.



                   THREE MONTHS ENDED MARCH 31, 2002 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 2001


REVENUES

     Net revenues decreased by approximately $790,000, or 5.4%, from $14,584,000 during the 2001 period, to $13,794,000 for the 2002 period. This decrease was primarily due to a decrease in casino and hotel revenues. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there has been a disruption in travel. Management believes that these terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has adversely affected our operating results since September 11, 2001, as discussed below.

     Casino  revenues  decreased  by  approximately   $372,000,  or  3.7%,  from
$10,165,000 during the 2001 period to $9,793,000 during the 2002 period. This decrease was primarily due to a $699,000, or 9.3%, decrease in slot machine revenue and a $12,000, or 8.3%, decrease in keno revenue, partially offset by a $248,000, or 10.7%, increase in table games revenue and a $90,000, or 32.6%, increase in slot promotion revenue. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.04% and a decrease in slot coin-in of $11,089,000 or 8.7%. The increase in table games revenue was attributable to an increase in the win percentage of 0.94% and an increase in drop of $646,000, or 4.3%. The increase in slot promotion revenue was due to three complete months of $21 WinsSM revenue in the 2002 period. $21 WinsSM is a promotional slot program which began in February 2001.

     Hotel  revenues  decreased  by  approximately   $376,000,  or  14.7%,  from
$2,562,000 during the 2001 period to $2,186,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 92.8% for the 2001 period, to 88.7% for the 2002 period and a decrease in the average daily room rate of $4.20, from $40.48 in the 2001 period to $36.28 in the 2002 period. The overall decline in the quarter's performance was primarily attributed to a reduction in individual reservations call volume.

     Food and beverage revenues increased approximately $76,000, or 2.6%, from $2,870,000 during the 2001 period to $2,946,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues decreased by approximately $67,000, or 17.3%, from $388,000 during the 2001 period to $321,000 during the 2002 period. This decrease was primarily due to a decrease in parking garage revenue of $27,800, or 20.7%, due to a decline in the number cars parked, and a decrease in interest income of $34,400, or 89.4%.

     Promotional allowances increased by approximately $51,000, or 3.6%, from $1,401,000 during the 2001 period to $1,452,000 during the 2002 period due to an increase in complimentary rooms, food and beverage resulting from an increase in casino complimentaries due, in part, to increased table games play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $36,000, or 0.4%, from $8,756,000 for the 2001 period to $8,792,000 for the 2002 period.

     Casino expenses decreased $59,000, or 1.8%, from $3,273,000 during the 2001 period to $3,214,000 during the 2002 period; however, expenses as a percentage of revenue increased from 32.2% to 32.8%.

     Food and beverage costs and expenses increased by approximately $112,000, or 6.2%, from $1,806,000 during the 2001 period to $1,918,000 during the 2002 period, and expenses as a percentage of revenues increased from 62.9% to 65.1%.

     Taxes and licenses decreased $53,000, or 3.5%, from $1,507,000 in the 2001 period to $1,454,000 in the 2002 period as a result of corresponding decreases in casino revenues.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $123,000, or 5.2%, from $2,384,000 during the 2001 period to $2,261,000 during the 2002 period; however, as a percentage of total net revenues, expenses increased from 16.3% to 16.4%.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by approximately $1,154,000, or 50.4%, from $2,291,000 during the 2001 period to $1,137,000 during the 2002 period. The decrease was due primarily to a reduction in casino and hotel revenues as discussed above.

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

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $1,008,000, or 100.0% from $1,008,000 during the 2001 period to $0 during the
2002 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. If assets had not been held for sale, depreciation would have been approximately $1,011,000.

     Interest expense decreased by approximately $157,000, or 34.4% from $457,000 during the 2001 period to $300,000 for the 2002 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in June 2001.

     During 2002, the Company incurred approximately $191,000, net, in merger and litigation costs. Approximately $742,000 was incurred as a result of litigation costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See Note 4 to the Condensed Consolidated Financial Statements. $551,000 offset this expense for a receivable due from the Company's directors and officers' insurance carrier.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $837,000 compared to $826,000 in the 2001 period, an increase of $11,000, or 1.3%.

LIQUIDITY AND CAPITAL RESOURCES

     On March 14, 2002, the Company entered into a purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. On April 5, 2002, the Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002.

     The assets of Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the assets of Four Queens, Elsinore will not have any operating assets. The Board of Directors of both Elsinore and the Four Queens anticipate that, following the sale of the assets of Four Queens, they will adopt a plan of dissolution and begin the process of winding-up and dissolving both Four Queens and Elsinore. Elsinore anticipates that the proceeds from the sale will be used solely to pay the debts of the Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding Preferred Stock, plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At March 31, 2002, total liabilities of Elsinore were approximately $7.8 million, and total liabilities of the Four Queens were approximately $8.1 million (of which SummerGate, Inc. will assume approximately $4.1 million pursuant to the terms of the Purchase Agreement. In addition, as of March 31, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22.1 million, including accumulated dividends, and approximately 4,993,965 shares of Common Stock.

     In the event the Four Queens and Elsinore are dissolved, based upon the total assets of the Four Queens and Elsinore as of May 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there will not be any remaining assets available for distribution to the holders of Elsinore's Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), delivered a written consent on May 2, 2002 approving the sale of the assets of the Four Queens.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, such as approval of the Nevada Gaming Commission, and other licensing approvals. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated. If all conditions are satisfied, the sale is expected to be consummated on or before June 30, 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company has recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002. See discussion in Notes of the Condensed Consolidated Financial Statements.

     The Company had cash and cash equivalents of approximately $5.6 million at March 31, 2002, as compared to approximately $4.6 million at December 31, 2001.

     During the first quarter of 2002, the Company's net cash provided by operating activities was $1.6 million compared to $1.7 million in the first quarter of 2001. As a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which have materially adversely affected our operating results since September 11, 2001. The Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), for the quarter ended 2002 and 2001 was $1.1 million and $2.3 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

     Significant debt service on the Company's Notes is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

     The Notes are due in full on October 20, 2003. The Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all Notes at 101% of face value upon any "Change of Control" as defined in the indenture governing the Notes. The sale of the assets of Four Queens does not constitute a change in control, as defined in the indenture and does not require an offer to purchase the Notes at 101% of face. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The Notes are guaranteed by Elsub Management Corporation, Four Queens and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on, and a pledge of, substantially all the assets of the Company and the guarantors.

     Scheduled interest payments on the Notes and other indebtedness is approximately $1 million in 2002 and 2003. Management believes that sufficient cash flow will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $1.8 million for 2002, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

     Upon consummation of the sale of the assets of Four Queens, the Company expects to pay off the remaining $7 million of principal of the Notes due October 20, 2003. However, there can be no assurance that the sale of the Four Queens will be consummated. If the sale of the assets of Four Queens is not consummated, cash flow from operations is not expected to be sufficient to pay the remaining $7 million of principal of the Notes at maturity and the ability of the Company to repay the Notes at maturity would be dependent upon its ability to refinance the Notes. There can be no assurance that either the sale of assets will be consummated or that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended March 31, 2002 the Ratio was 2.51 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At March 31, 2002, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At March 31, 2002, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, we paid approximately $874,000 in connection with our ownership interest of the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company from the lender through December 31, 2002.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $76,000 and $155,000 during for the first quarter of 2002 and 2001, respectively. As a result of the acts of domestic terrorism committed in Washington D.C. and New York City on September 11, management has budgeted mandatory and maintenance capital expenditures to be $1.8 million for the year 2002. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144, in the quarter ended March 31, 2002, did not result in a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting policies related to the allowance for casino receivables, long-lived assets impairments and self-insurance reserves require that we use significant judgment in the determination of estimates related to these items. We consider historical, as well as current and projected social, economic and regulatory information in the determination of these estimates, and there can be no assurance that actual results will not differ from our estimates. Additionally, see a summary of our signficant accounting policies in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's primary financial instruments include cash and long-term debt. At March 31, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall market risk exposure at March 31, 2002.




                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS.

     In the first half of 1997, Elsinore commenced discussions with Mr. Allen E. Paulson ("Paulson") which culminated in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 15, 1997, between Elsinore and entities controlled by Paulson, namely R&E Gaming Corp. ("R&E") and Elsinore Acquisition Sub, Inc. ("EAS"), to acquire by merger (the "Merger") Elsinore's outstanding common stock ("Common Stock"). The Merger Agreement provided for a merger with EAS where Elsinore would become a wholly-owned subsidiary of R&E.

     On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by certain investment accounts (the "MWV Accounts") managed by Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV") in connection with an Option and Voting Agreement executed by MWV in connection with the Merger and the non-satisfaction of certain conditions precedent to completing the Merger. Elsinore denied the allegations and asked that R&E complete the Merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against 11 defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company, et al.). This litigation is still pending and the proposed Merger was never completed. A trial date set for April 9, 2002 was vacated by the court after the parties informed the court that they had reached an agreement in principal to settle the litigation. No settlement agreement has yet been signed and there can be no assurance that the litigation will in fact be settled without a trial or further litigation.
Regardless of whether this litigation is resolved prior to or after the consummation of the sale of assets, we will retain any liabilities and rights arising in connection with the litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 22, 2002, the original record date, the MWV Accounts delivered a written consent approving the sale of assets of Four Queens pursuant to the Purchase Agreement. The MWV Accounts, the beneficial owner of a majority of Elsinore's capital stock, exercise voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis). Pursuant to the amendment to the Purchase Agreement, the record date was changed to May 2, 2002 and the MWV Accounts delivered another written consent approving the transaction. No proxies were solicited and no other written consents were received.

Item 6.  (a)      Exhibits and Reports

                  None.

         (b)      Form 8-K filed during this quarter

                  (1) Current report on Form 8-K was filed on March 15, 2002, relating to the sale of the Four Queens Casino.





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



Dated:  May 14, 2002