Form 10-Q
period 2002-06-30
ELSINORE CORP
filed 2002-08-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 2002
                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________________ to _________________

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

                          YES  X         NO






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                      DATE                     OUTSTANDING
          Common                August 13, 2002                4,993,965







                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                       For the Quarter Ended June 30, 2002



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE

         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of                4
                   June 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Operations            6
                   for the Three Months Ended June 30, 2002 and
                   June 30, 2001

                  Condensed Consolidated Statements of Income                8
                   for the Six Months Ended June 30, 2002 and
                   June 30, 2001

                  Condensed Consolidated Statement of Shareholders'          10
                   Equity for the Six Months Ended June 30, 2002

                  Condensed Consolidated Statements of Cash Flows for        11
                   the Six Months Ended June 30, 2002 and
                   June 30, 2001

                  Notes to Condensed Consolidated Financial Statements       13

         Item 2.  Management's Discussion and Analysis of                    18
                   Financial Condition and Results of
                   Operations

         Item 3.  Quantitative and Qualitative Disclosures                   32
                   About Market Risk


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                           33

SIGNATURES                                                                   35


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                                 Elsinore Corporation and Subsidiaries
                                                 Condensed Consolidated Balance Sheets
                                                  June 30, 2002 and December 31, 2001
                                                               Unaudited
                                                        (Dollars in Thousands)


                                                                           June 30,               December 31,
                                                                             2002                     2001
                                                                     ---------------------    ----------------------

Assets

Current Assets:
  Cash and cash equivalents                                                        $5,137                    $4,643
  Accounts receivable, less allowance for
    doubtful accounts of $164 and $163,
    respectively                                                                    1,522                     1,163
  Inventories                                                                         332                       360
  Prepaid expenses                                                                  1,438                     1,165
                                                                     ---------------------    ----------------------
     Total current assets                                                           8,429                     7,331

Property and equipment, net                                                        24,723                    23,637

Other assets                                                                        1,899                     1,793
                                                                     ---------------------    ----------------------

    Total assets                                                                  $35,051                   $32,761
                                                                     =====================    ======================

(continued)











                                                 Elsinore Corporation and Subsidiaries
                                           Condensed Consolidated Balance Sheets (continued)
                                                  June 30, 2002 and December 31, 2001
                                                               Unaudited
                                                        (Dollars in Thousands)

                                                                               June 30,               December 31,
                                                                                 2002                     2001
                                                                         ----------------------    --------------------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                      $1,300                  $1,095
  Accrued interest                                                                         320                     316
  Accrued expenses                                                                       5,163                   4,024
  Current portion of long-term debt                                                        554                     603
                                                                         ----------------------    --------------------
     Total current liabilities                                                           7,337                   6,038

Long-term debt, less current portion                                                     8,801                   8,684
                                                                         ----------------------    --------------------
     Total liabilities                                                                  16,138                  14,722
                                                                         ----------------------    --------------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $22,403
  and $21,760 at June 30, 2002 and
  December 31, 2001, respectively                                                       22,403                  21,760

Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  June 30, 2002 and December 31, 2001,
  respectively                                                                               5                       5

Additional paid-in capital                                                               5,234                   5,877
Accumulated deficit                                                                    (8,729)                 (9,603)
                                                                         ----------------------    --------------------
     Total shareholders' equity                                                         18,913                  18,039
                                                                         ----------------------    --------------------

     Total liabilities and shareholders'
     equity                                                                            $35,051                 $32,761
                                                                         ======================    ====================
See accompanying notes to the condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                      Three                       Three
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                  June 30, 2002               June 30, 2001
                                                              -----------------------    ------------------------
Revenues, net:
 Casino                                                                       $9,880                      $9,848
 Hotel                                                                         2,068                       2,262
 Food and beverage                                                             2,770                       2,663
 Other                                                                           672                         391
                                                              -----------------------    ------------------------
   Total revenues                                                             15,390                      15,164
 Promotional allowances                                                       (1,226)                     (1,133)
                                                              -----------------------    ------------------------
   Net revenues                                                               14,164                      14,031
                                                              -----------------------    ------------------------

Costs and expenses:
 Casino                                                                        3,350                       3,221
 Hotel                                                                         2,410                       2,453
 Food and beverage                                                             1,902                       1,808
 Taxes and licenses                                                            1,476                       1,469
 Selling, general and
  administrative                                                               2,745                       2,543
 Rents                                                                         1,125                       1,075
 Depreciation and
  amortization                                                                     -                       1,027
 Interest                                                                        321                         348
 Merger and litigation costs, net                                                798                          63
                                                              -----------------------    ------------------------
   Total costs and
    expenses                                                                  14,127                      14,007
                                                              -----------------------    ------------------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible preferred stock                                                   37                          24

Income taxes                                                                       -                          15
                                                              -----------------------    ------------------------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock                                                   37                           9

Undeclared dividends on cumulative
 convertible preferred stock                                                     321                         303
                                                              -----------------------    ------------------------

Net loss applicable
 to common shares                                                              ($284)                      ($294)
                                                              =======================    ========================




                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                    Three                           Three
                                    Months                          Months
                                    Ended                           Ended
                                June 30, 2002                   June 30, 2001
                             -------------------             -------------------

Basic and diluted loss
 per share:

Basic loss per share                  ($.06)                          ($.06)
                             ===================             ===================

Weighted average number of
 common shares outstanding        4,993,965                       4,993,965
                             ===================             ===================

Diluted loss per share                ($.06)                          ($.06)
                             ===================             ===================

Weighted average number of
 common and common equivalent
 shares outstanding               4,993,965                       4,993,965
                             ===================             ===================

See accompanying notes to condensed consolidated financial statements.



                                                 Elsinore Corporation and Subsidiaries
                                              Condensed Consolidated Statements of Income
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                       Six                         Six
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                  June 30, 2002               June 30, 2001
                                                              -----------------------    ------------------------
Revenues, net:
 Casino                                                                      $19,673                     $20,013
 Hotel                                                                         4,254                       4,824
 Food and beverage                                                             5,716                       5,533
 Other                                                                           993                         779
                                                              -----------------------    ------------------------
   Total revenues                                                             30,636                      31,149
 Promotional allowances                                                       (2,678)                     (2,746)
                                                              -----------------------    ------------------------
   Net revenues                                                               27,958                      28,403
                                                              -----------------------    ------------------------

Costs and expenses:
 Casino                                                                        6,564                       6,287
 Hotel                                                                         4,616                       4,830
 Food and beverage                                                             3,820                       3,614
 Taxes and licenses                                                            2,930                       2,976
 Selling, general and
  administrative                                                               5,006                       4,715
 Rents                                                                         2,214                       2,133
 Depreciation and
  amortization                                                                     -                       2,035
 Interest                                                                        621                         805
 Impairment loss                                                                 324                           -
 Merger and litigation costs, net                                                989                         158
                                                              -----------------------    ------------------------
   Total costs and
    expenses                                                                  27,084                      27,553
                                                              -----------------------    ------------------------
   Net income before income taxes and
    undeclared dividends on cumulative
    convertible preferred stock                                                  874                         850

Income taxes                                                                       -                          15
                                                              -----------------------    ------------------------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock                                                  874                         835

Undeclared dividends on cumulative
 convertible preferred stock                                                     643                         607
                                                              -----------------------    ------------------------

Net income applicable
 to common shares                                                               $231                        $228
                                                              =======================    ========================


                      Elsinore Corporation and Subsidiaries
             Condensed Consolidated Statements of Income (continued)
                                    Unaudited





                                    Six                             Six
                                   Months                          Months
                                   Ended                           Ended
                                June 30, 2002                   June 30, 2001
                             -------------------             -------------------

Basic and diluted income
 per share:

Basic income per share                   $.05                            $.05
                             ===================             ===================

Weighted average number of
 common shares outstanding          4,993,965                       4,993,965
                             ===================             ===================

Diluted income per share                 $.01                            $.01
                             ===================             ===================

Weighted average number of
 common and common equivalent
 shares outstanding                97,993,965                      97,993,965
                             ===================             ===================

See accompanying notes to condensed consolidated financial statements.




                                                 Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Statement of Shareholders' Equity
                                                    Six Months Ended June 30, 2002
                                                               Unaudited
                                                        (Dollars in thousands)



                                     Common Stock        Preferred Stock
                               ------------------------- ----------------------------

                             Out-                       Out-                      Additional                            Total
                           Standing                   Standing                  Paid-In-Capital   Accumulated       Shareholders'
                            Shares       Amount        Shares         Amount                        Deficit             Equity
                         -------------- ---------- ---------------- ----------- --------------- ----------------- ------------------
Balance,
 January 1, 2002             4,993,965         $5       50,000,000     $21,760          $5,877          ($9,603)             $18,039

Net income                                                                                                  874                  874

Undeclared preferred
 stock dividends                                                           643            (643)
                         -------------- ---------- ---------------- ----------- --------------- ---------------- -------------------

Balance,
 June 30, 2002               4,993,965         $5       50,000,000     $22,403          $5,234          ($8,729)             $18,913
                         ============== ========== ================ =========== =============== ================ ===================

See accompanying notes to condensed consolidated financial statements.




                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                               Unaudited
                                                        (Dollars in Thousands)


                                                        Six                              Six
                                                       Months                          Months
                                                       Ended                            Ended
                                                   June 30, 2002                    June 30, 2001

                                               -----------------------         ------------------------
Cash flows from operating  activities:
 Net income                                                      $874                             $835
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                                   -                            2,035
   Impairment loss                                                324                                -
   Provision for uncollectible
     accounts                                                       2                                -
 Changes in assets and
   liabilities:
   Accounts receivable                                           (361)                            (129)
   Inventories                                                     28                               59
   Prepaid expenses                                              (273)                               3
   Other assets                                                  (106)                            (179)
   Accounts payable                                               205                             (323)
   Accrued interest                                                 4                              (25)
   Accrued expenses                                             1,139                               60
                                               -----------------------         ------------------------
 Net cash provided by
   Operating activities                                         1,836                            2,336
                                               -----------------------         ------------------------

Cash flows used in investing
   activities - capital
   expenditures                                                  (835)                            (419)
                                              ------------------------         ------------------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                                    (507)                          (1,732)
                                              ------------------------         ------------------------

  Net increase in cash and
   cash equivalents                                               494                              185

  Cash and cash equivalents
   at beginning of period                                       4,643                            5,008
                                              ------------------------         ------------------------

  Cash and cash equivalents
   at end of period                                            $5,137                           $5,193
                                              ========================         ========================



                                                 Elsinore Corporation and Subsidiaries
                                      Condensed Consolidated Statements of Cash Flows (continued)
                                                               Unaudited
                                                        (Dollars in Thousands)




                                                                                   Six Months                Six Months
                                                                                     Ended                     Ended
                                                                                 June 30, 2002             June 30, 2001
                                                                              ---------------------     ---------------------



Supplemental disclosure of non-cash investing and
  financing activities:
  Equipment purchased with capital lease financing                                            $575                      $107

Supplemental disclosure of cash activities:
  Cash paid for interest                                                                      $617                      $741
  Cash paid for income taxes                                                                    $-                       $50


See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. The Company recorded an additional impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002. As substantially all of the assets of the Four Queens are held for sale, no depreciation has been recorded on these assets for the six months ended June 30, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 will be depreciated effective July 1, 2002.


Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002, the results of its operations for the six months ended June 30, 2002 and June 30, 2001, and the results of its cash flows for the six months ended June 30, 2002 and June 30, 2001. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.


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


Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that SFAS No. 146 will not have a material impact on its financial position and results of operations.



Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the three month periods ended June 30, 2002 and 2001, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for these periods.


                                                                                     Six Months Ended
                                                                                       June 30, 2002
                                                               ----------------------- ----------------- --------------------
                                                                       Income               Shares            Per Share
                                                                                                               Amounts
                                                               ----------------------- ----------------- --------------------
Basic EPS:
  Net income available to common
  shareholders                                                               $231,000         4,993,965                $0.05
Effect of Dilutive Securities:
  Cumulative convertible preferred
  Stock                                                                       643,000        93,000,000                (0.04)
Diluted EPS:
                                                               ----------------------- ----------------- --------------------
  Net income available to common
  shareholders plus assumed conversions                                      $874,000        97,993,965                $0.01
                                                               ======================= ================= ====================



                                                                                     Six Months Ended
                                                                                       June 30, 2001
                                                               ----------------------- ----------------- --------------------
                                                                       Income               Shares            Per Share
                                                                                                               Amounts
                                                               ----------------------- ----------------- --------------------
Basic EPS:
  Net income available to common
  shareholders                                                               $228,000         4,993,965                $0.05
Effect of Dilutive Securities:
  Cumulative convertible preferred
  stock                                                                       607,000        93,000,000                (0.04)
Diluted EPS:
                                                               ----------------------- ----------------- --------------------
  Net income available to common
  shareholders plus assumed conversions                                      $835,000        97,993,965                $0.01
                                                               ======================= ================= ====================

2.       Income Taxes

     Due to the Company's regular tax and alternative minimum tax net operating losses, the Company is not expected to pay federal income taxes for the year ended December 31, 2002. Accordingly, the Company has not recorded a provision for income taxes on the accompanying Condensed Consolidated Financial Statements.


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

     On March 20, 1998, Elsinore was notified by R&E, through Paulson, that it was R&E's position that the Merger Agreement was void and unenforceable against R&E and EAS, or alternatively, R&E and EAS intended to terminate the Merger Agreement. R&E alleged, among other things, violations by Elsinore of the Merger Agreement, violations of law and misrepresentations by MWV in connection with the Option and Voting Agreement and the non-satisfaction of certain conditions precedent to completing the merger. The Company denied the allegations and asked that R&E complete the merger. Thereafter, in April 1998, Paulson, R&E, EAS and certain other entities filed a lawsuit against eleven defendants, including Elsinore and MWV (Paulson, et al. v Jeffries & Company et al.). On January 25, 2000, the Court granted Plaintiffs' motion for leave to file a Fourth Amended Complaint. Plaintiffs' allegations in the Fourth Amended Complaint against the Company include breach of the Merger Agreement by Elsinore, as well as fraud and various violations of the federal securities laws in connection with the proposed merger. Plaintiffs were seeking: (i) unspecified actual damages in excess of $20 million; (ii) $20 million in exemplary damages; and (iii) rescission of the Merger Agreement and other relief. The lawsuit was filed in the United States District Court for the Central District of California.

     Pursuant to a settlement agreement dated as of April 3, 2002, this lawsuit has now been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total litigation and settlement costs (including the settlement payment) incurred during the quarter ended June 30, 2002, were approximately $1,312,000. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $514,000.


5.   Impairment Loss

     Prior to December 31, 2001, the Company entered into a sales agency contract in which the sales agency would provide assistance in locating potential buyers of the Company or Four Queens. On March 14, 2002, the Company announced that Four Queens entered into a Purchase Agreement for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. In addition, pursuant to the terms of the Purchase Agreement, SummerGate, Inc. would offer employment to all Four Queens employees.

     The assets of Four Queens constitute substantially all of the assets of Elsinore. Upon the consummation of the sale of the assets of Four Queens, Elsinore would not have an operating asset. The Board of Directors of both Elsinore and Four Queens anticipated that, following the sale of the assets of Four Queens, they would have adopted a plan of dissolution and begun the process of winding-up and dissolving both the Four Queens and Elsinore. Elsinore anticipated that the proceeds from the sale would have been used solely to pay the debts of Four Queens and Elsinore, as well as to pay any accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock"), plus the liquidation preference on the Preferred Stock, if Elsinore is dissolved. At March 31, 2002, total liabilities of Elsinore were approximately $7.8 million, and total liabilities of the Four Queens were approximately $8.1 million (of which SummerGate, Inc. would have assumed approximately $4.1 million pursuant to the terms of the Purchase Agreement. In addition, as of March 31, 2002, Elsinore had outstanding approximately 50,000,000 shares of Preferred Stock, with a liquidation preference of approximately $22.1 million, including accumulated dividends, and approximately 4,993,965 shares of Common Stock.

     In the event the Four Queens and Elsinore were dissolved, based upon the total assets of the Four Queens and Elsinore as of May 14, 2002 and assuming the consummation of the sale, after the payment of the Four Queens' and Elsinore's debt and the payment of the Preferred Stock's liquidation preference, including accumulated dividends, there would not be any remaining assets available for distribution to the holders of the Common Stock.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of the Common Stock (on an as-converted basis), delivered a written consent on May 2, 2002 approving the sale of the assets of Four Queens.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the assets of Four Queens, under the Purchase Agreement, would be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets.

     On April 5, 2002, Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002. The Company recorded an adjustment to the impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate.


6.       Olympia Gaming Corporation

     Elsinore Corporation ("Elsinore"), through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively, with Elsinore, the "Company"), entered into a Gaming Project Development and Management Agreement (the "Contract") dated as of September 28, 1993 with the Jamestown S'Klallam Tribe (the "JST") and JKT Gaming, Inc. ("JKT") to operate the 7 Cedars Casino (the "7 Cedars"), which is located on the Olympic Peninsula in the State of Washington and is owned by JST. Pursuant to a Loan Agreement dated November 12, 1993 between the Company, JST and JKT, as amended, and the documents related thereto
(collectively, the "Loan Documents"), the Company loaned $9,000,000 (the "7 Cedars Note") to JST for the construction of 7 Cedars.

     During 1995, the contract was terminated by 7 Cedars. As a result, the Company recorded a reserve on the 7 Cedars Note and wrote off unamortized casino development costs in the amount of $242,000 and all accrued interest. During 1997, the Company wrote off the 7 Cedars Note and related reserve. The Company entered into a Settlement Agreement and Mutual Release (the "Settlement") on May 23, 2002 with JST and JKT to resolve any claims of the parties arising out of the Loan Agreement. Pursuant to the Settlement, JST has agreed to pay the Company $1.5 million, plus interest, over a 36 month period, with an option to prepay, at a negotiated discount, the full amount at any time prior to the end of such 36 month period. Pursuant to the Settlement, the Company, JST and JKT have each agreed to mutually release each party to the Settlement from all claims or causes of action arising from the Loan Documents and related transactions.

     The Company collected approximately $338,000 under this Settlement during the three months ended June 30, 2002.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

     This  discussion  and  analysis  should  be read in  conjunction  with  the
Condensed   Consolidated  Financial  Statements  and  notes  thereto  set  forth elsewhere herein.


FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, expenses, development plans, capital expenditures, financing, revenue, operations, the impact of the terrorist attacks in the United States, regulations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Among the factors that could cause actual results to differ materially are the following: declines in general economic conditions, increased labor costs, the Company's ability to refinance its debt, other financing needs, further terrorist attacks, the availability of sufficient funds for capital improvements and other risks related to such improvements, changes in gaming laws, loss of licenses or permits and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

     The following tables sets forth certain operating information for the Company for the three and six months ended June 30, 2002 and 2001. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.



                                                                Three Months Ended                       Three Months Ended
                                                                  June 30, 2002                            June 30, 2001
                                                        -----------------------------------     -----------------------------------
                                                           (Dollars in                             (Dollars in
                                                            thousands)              %              thousands)              %
                                                        -----------------------------------     -----------------------------------

Revenues, net:
   Casino                                                      $9,880           69.8%                 $9,848              70.2%
   Hotel                                                        2,068           14.6%                  2,262              16.1%
   Food and beverage                                            2,770           19.6%                  2,663              19.0%
   Other                                                          672            4.7%                    391               2.8%
     net                                                ---------------     ---------------     ---------------     ---------------
     Total revenue                                             15,390          108.7%                 15,164             108.1%
   Promotional allowances                                      (1,226)          (8.7%)                (1,133)             (8.1%)
     net                                                ---------------     ---------------     ---------------     ---------------
     Net revenues                                              14,164          100.0%                 14,031             100.0%
     net                                                ---------------     ---------------     ---------------     ---------------

Costs and expenses:
   Casino                                                       3,350           33.9%                  3,221              32.7%
   Hotel                                                        2,410          116.5%                  2,453             108.4%
   Food and beverage                                            1,902           68.7%                  1,808              67.9%
   Taxes and licenses                                           1,476           10.4%                  1,469              10.5%
   Selling, general and
     administrative                                             2,745           19.4%                  2,543              18.1%
   Rents                                                        1,125            7.9%                  1,075               7.7%
   Depreciation and
     amortization                                                   -             .0%                  1,027               7.3%
   Interest                                                       321            2.3%                    348               2.5%
   Impairment loss                                                  -             .0%                      -                .0%
   Merger and litigation costs,
     net                                                          798            5.6%                     63                .4%
                                                        ---------------     ---------------     ---------------     ---------------
     Total costs and expenses                                  14,127           99.7%                 14,007              99.8%
                                                        ---------------     ---------------     ---------------     ---------------

   Net income before income
    taxes and undeclared                                           37             .3%                     24                .2%
    dividends on cumulative
    convertible preferred stock

   Income taxes                                                     -             .0%                     15                .1%
                                                        ---------------     ---------------     ---------------     ---------------
   Net income before undeclared
    dividends on cumulative                                        37             .3%                      9                .1%
    convertible preferred stock

   Undeclared dividends on
    cumulative convertible
    preferred stock                                               321            2.3%                    303               2.2%
                                                        ---------------     ---------------     ---------------     ---------------
   Net loss applicable
    to common shares                                             (284)          (2.0%)                  (294)             (2.1%)
                                                        ---------------     ---------------     ---------------     ---------------


                                                                Three Months Ended                       Three Months Ended
                                                                  June 30, 2002                            June 30, 2001
                                                        -----------------------------------     -----------------------------------
                                                           (Dollars in                             (Dollars in
                                                            thousands)              %              thousands)              %
                                                        -----------------------------------     -----------------------------------
Other Data:
  Net income before undeclared
    dividends on cumulative
    convertible preferred stock
                                                                $37               .3%                    $9                 .1%
  Interest                                                      321              2.3%                   348                2.5%
  Income taxes                                                    -               .0%                    15                 .1%
  Depreciation and amortization(1)                                -               .0%                 1,027                7.3%
                                                        ---------------     ---------------     ---------------     ---------------

Earnings before interest,
  taxes, depreciation and
  amortization (EBITDA)                                        $358              2.5%                $1,399               10.0%
                                                        ===============     ===============     ===============     ===============





(1) As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the six months ended June 30, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Agreement and sent written notice to SummerGate of such termination.
     Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 will be depreciated effective July 1, 2002.

EBITDA consists of earnings before interest, taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percentage of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.



                                                                 Six Months Ended                         Six Months Ended
                                                                  June 30, 2002                            June 30, 2001
                                                        -----------------------------------     -----------------------------------
                                                           (Dollars in                             (Dollars in
                                                            thousands)              %              thousands)              %
                                                        -----------------------------------     -----------------------------------
Revenues, net:
   Casino                                                     $19,673           70.4%                $20,013              70.5%
   Hotel                                                        4,254           15.2%                  4,824              17.0%
   Food and beverage                                            5,716           20.4%                  5,533              19.5%
   Other                                                          993            3.6%                    779               2.7%
                                                        ---------------     ---------------     ---------------     ---------------
     Total revenue                                             30,636          109.6%                 31,149             109.7%
   Promotional allowances                                      (2,678)          (9.6%)                (2,746)             (9.7%)
                                                        ---------------     ---------------     ---------------     ---------------
     Net revenues                                              27,958          100.0%                 28,403             100.0%

Costs and expenses:
   Casino                                                       6,564           33.4%                  6,287              31.4%
   Hotel                                                        4,616          108.5%                  4,830             100.1%
   Food and beverage                                            3,820           66.8%                  3,614              65.3%
   Taxes and licenses                                           2,930           10.5%                  2,976              10.5%
   Selling, general and
     administrative                                             5,006           17.9%                  4,715              16.6%
   Rents                                                        2,214            7.9%                  2,133               7.5%
   Depreciation and
     amortization                                                   -             .0%                  2,035               7.2%
   Interest                                                       621            2.2%                    805               2.8%
   Impairment loss                                                324            1.2%                      -                .0%
   Merger and litigation costs,
     net                                                          989            3.5%                    158                .6%
                                                        ---------------     ---------------     ---------------     ---------------
     Total costs and expenses                                  27,084           96.9%                 27,553              97.0%
                                                        ---------------     ---------------     ---------------     ---------------

   Net income before income tax
    and undeclared dividends on
    cumulative convertible                                        874            3.1%                    850               3.0%
    preferred stock

   Income Tax                                                       -             .0%                     15                .1%
                                                        ---------------     ---------------     ---------------     ---------------

   Net income before income tax
    and undeclared dividends on
    cumulative convertible
    preferred stock                                               874            3.1%                    835               2.9%

   Undeclared dividends on
    cumulative convertible
    preferred stock                                               643            2.3%                    607               2.1%
                                                        ---------------     ---------------     ---------------     ---------------
   Net income applicable
    to common shares                                              231             .8%                    228                .8%
                                                        ---------------     ---------------     ---------------     ---------------



                                                                 Six Months Ended                         Six Months Ended
                                                                  June 30, 2002                            June 30, 2001
                                                        -----------------------------------     -----------------------------------
                                                           (Dollars in                             (Dollars in
                                                            thousands)              %              thousands)              %
                                                        -----------------------------------     -----------------------------------
Other Data:
  Net income before undeclared
    dividends on cumulative
    convertible preferred stock                                 $874             3.1%                  $850                3.0%
  Interest                                                       621             2.2%                   805                2.8%
  Income taxes                                                     -              .0%                    15                 .1%
  Depreciation and amortization(1)                                 -              .0%                 2,035                7.2%
                                                        ---------------     ---------------     ---------------     ---------------

Earnings before interest,
  taxes, depreciation and
  amortization (EBITDA)                                        $1,495             5.3%               $3,690               13.0%
                                                        ---------------     ---------------     ---------------     ---------------


(1) As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the six months ended June
     30, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Agreement and sent written notice to SummerGate of such termination.
     Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 will be depreciated effective July 1, 2002.




                    THREE MONTHS ENDED JUNE 30, 2002 COMPARED
                       TO THREE MONTHS ENDED JUNE 30, 2001


REVENUES

     Net revenues increased by approximately $133,000, or .9%, from $14,031,000 during the 2001 period, to $14,164,000 for the 2002 period. This increase was due, in part, to payments received during 2002 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc., as discussed below. However, the acts of terrorism that occurred in New York City and Washington, D.C. on September 11, 2001, have resulted in a disruption in travel. Management believes that these terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has adversely affected our operating results since September 11, 2001, also discussed below. Although the Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations, management believes that the current results compared to the periods immediately following September 11 are continuing to improve.

     Casino revenues increased by approximately $32,000, or .3%, from $9,848,000 during the 2001 period to $9,880,000 during the 2002 period. This increase was primarily due to a $242,000, or 12%, increase in table games revenue, offset by a $112,000, or 1.5%, decrease in slot machine revenue, a $83,000, or 23.6%, decrease in slot promotion revenue, and a $15,000, or 11%, decrease in keno revenue. The increase in table games revenue was attributable to an increase in drop of $1,799,000, or 13.9%, offset by a decrease in the win percentage of 0.26%. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.02% and a decrease in slot coin-in of $2,187,000, or 1.8%. The decrease in slot promotion revenue was due to a decrease in the average daily headcount of $21 WinsSM, a promotional slot program, of 45, or 23.3%, due to a decline in foot traffic.

     Hotel  revenues  decreased  by  approximately   $194,000,   or  8.6%,  from
$2,262,000 during the 2001 period to $2,068,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 90.0% for the 2001 period, to 87.3% for the 2002 period and a decrease in the average daily room rate of $1.13, from $36.22 in the 2001 period to $35.09 in the 2002 period. The overall decline in performance was primarily attributed to a reduction in individual reservations call volume.

     Food and beverage revenues increased approximately $107,000, or 4.0%, from $2,663,000 during the 2001 period to $2,770,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $281,000, or 71.9%, from $391,000 during the 2001 period to $672,000 during the 2002 period. This increase was primarily due to payments received during 2002 of approximately $338,000 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc. partially offset by a decrease in parking garage revenue of $24,200, or 17.8%, due to a decline in the number of cars parked, and a decrease in interest income of $34,800, or 78.6%.

     Promotional allowances increased by approximately $93,000, or 8.2%, from $1,133,000 during the 2001 period to $1,226,000 during the 2002 period due to an increase in complimentary rooms, food and beverage resulting from an increase in casino complimentaries due, in part, to increased table games play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $187,000, or 2.1%, from $8,951,000 for the 2001 period to $9,138,000 for the 2002 period.

     Casino expenses increased $129,000, or 4.0%, from $3,221,000 during the 2001 period to $3,350,000 during the 2002 period, and expenses as a percentage of revenue increased from 32.7% to 33.9%. The increase was due, in part, by an increase in labor costs associated with an increase in the number of table games open for play as well as an increase in the reclassification of cost of complimentary rooms, food, and beverage reflected as a casino expense.

     Hotel expenses decreased $43,000, or 1.8%, from $2,453,000 during the 2001 period to $2,410,000 during the 2002 period; however, expenses as a percentage of revenue increased from 108.4% to 116.5%. The decrease was due, in part, to an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Food and beverage costs and expenses increased by approximately $94,000, or 5.2%, from $1,808,000 during the 2001 period to $1,902,000 during the 2002 period, and expenses as a percentage of revenues increased from 67.9% to 68.7%. The increase was due, in part, to an increase in labor costs.

     The Company recently concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO). Pursuant to such negotiations, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses increased $202,000, or 7.9%, from $2,543,000 during the 2001 period to $2,745,000 during the 2002 period, and, as a percentage of total net revenues, expenses increased from 18.1% to 19.4%. The increase was primarily due to expenses incurred relating to the proposed sale of assets of Four Queens which, was not consummated.

     Rent expense increased by approximately $50,000, or 4.7%, from $1,075,000 during the 2000 period to $1,125,000 during the 2001 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

     During 2002, the Company incurred approximately $798,000, net, in merger and litigation costs. Approximately $1,312,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See discussion in the Notes of the Condensed Consolidated Financial Statements. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $514,000.


EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by approximately $1,041,000, or 74.4%, from $1,399,000 during the 2001 period to $358,000 during the 2002 period. The decrease is primarily due to an increase in selling, general, and administrative expenses related to the proposed sale of assets of Four Queens, which was not consummated, and expenses incurred in connection with the settlement of the Paulson Litigation as discussed in the Notes to the Condensed Consolidated Financial Statements.

     While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percentage of net revenues.

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $1,027,000, or 100.0% from $1,027,000 during the 2001 period to $0 during the
2002 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. If assets had not been held for sale, depreciation would have been approximately $856,000. Due to the termination of the sale of assets of the Four Queens depreciation will begin again effective July 1, 2002.

     Interest expense decreased by approximately $27,000, or 7.8% from $348,000 during the 2001 period to $321,000 for the 2002 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in June 2001.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $37,000 compared to $24,000 in the 2001 period, an increase of $13,000, or 54.2%.


                     SIX MONTHS ENDED JUNE 30, 2002 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

     Net revenues decreased by approximately $445,000, or 1.6%, from $28,403,000 during the 2001 period, to $27,958,000 for the 2002 period. This decrease was due, in part, to a decrease in casino and hotel revenues, partially offset by an increase in other income. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there has been a disruption in travel. Management believes that these terrorist acts and travel disruptions have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which has adversely affected our operating results since September 11, 2001, as discussed below. Although the Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations, management believes that the current results compared to the periods immediately following September 11 are continuing to improve. The increase in other income was primarily due to payments received during 2002 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc., also discussed below.

     Casino revenues decreased by approximately $340,000, or 1.7%, from $20,013,000 during the 2001 period to $19,673,000 during the 2002 period. This decrease was primarily due to a $812,000, or 5.5%, decrease in slot machine revenue and a $26,000, or 9.3%, decrease in keno revenue, partially offset by a $490,000, or 11.3%, increase in table games revenue and a $8,000, or 1.5%, increase in slot promotion revenue. The decrease in slot machine revenue was attributable to a decrease in hold percentage of 0.01% and a decrease in slot coin-in of $13,275,000 or 5.3%. The increase in table games revenue was attributable to an increase in the win percentage of 0.37% and an increase in drop of $2,446,000, or 8.7%. The increase in slot promotion revenue was due to six complete months of $21 WinsSM revenue in the 2002 period. $21 WinsSM is a promotional slot program which began in February 2001.

     Hotel  revenues  decreased  by  approximately   $570,000,  or  11.8%,  from
$4,824,000 during the 2001 period to $4,254,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 91.4% for the 2001 period, to 88.7% for the 2002 period and a decrease in the average daily room rate of $2.68, from $38.37 in the 2001 period to $35.69 in the 2002 period. The overall decline in performance was primarily attributed to a reduction in individual reservations call volume.

     Food and beverage revenues increased approximately $183,000, or 3.3%, from $5,533,000 during the 2001 period to $5,716,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $214,000, or 27.5%, from $779,000 during the 2001 period to $993,000 during the 2002 period. This increase was primarily due to payments received during 2002 of approximately $338,000 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc. partially offset by a decrease in parking garage revenue of $52,000, or 19.3%, due to a decline in the number of cars parked, and a decrease in interest income of $73,000, or 82.9%.

     Promotional allowances decreased by approximately $68,000, or 2.5%, from $2,746,000 during the 2001 period to $2,678,000 during the 2002 period due to a decrease in complimentary rooms, food and beverage resulting from a decrease in casino complimentaries due, in part, to decreased slot machine play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $223,000, or 1.3%, from $17,707,000 for the 2001 period to $17,930,000 for the 2002 period.

     Casino expenses increased $277,000, or 4.46%, from $6,287,000 during the 2001 period to $6,564,000 during the 2002 period, and expenses as a percentage of revenue increased from 31.4% to 33.4%. The increase was due, in part, by an increase in labor costs associated with an increase in the number of table games open for play as well as an increase in the reclassification of cost of complimentary rooms, food, and beverage reflected as a casino expense.

     Hotel expenses decreased $214,000, or 4.4%, from $4,830,000 during the 2001 period to $4,616,000 during the 2002 period; however, expenses as a percentage of revenue increased from 100.1% to 108.5%. The decrease was due, in part, to an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Food and beverage costs and expenses increased by approximately $206,000, or 5.7%, from $3,614,000 during the 2001 period to $3,820,000 during the 2002 period, and expenses as a percentage of revenues increased from 65.3% to 66.8%. The increase was due, in part, to an increase in labor costs.

     Taxes and licenses decreased $46,000, or 1.6%, from $2,976,000 in the 2001 period to $2,930,000 in the 2002 period as a result of corresponding decreases in casino revenues.

     The Company recently concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO). Pursuant to such negotiations, the Company has commitments for various union payroll increases which are expected to increase future payroll costs.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses increased $291,000, or 6.2%, from $4,715,000 during the 2001 period to $5,006,000 during the 2002 period, and, as a percentage of total net revenues, expenses increased from 16.6% to 17.9%. The increase was primarily due to expenses incurred relating to the sale of assets of Four Queens.

     Rent expense increased by approximately $81,000, or 3.8%, from $2,133,000 during the 2001 period to $2,214,000 during the 2002 period, due primarily to corresponding annual Consumer Price Index increases for land lease agreements.

     In connection with the Purchase Agreement (defined below), the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002. See discussion in the Notes of the Condensed Consolidated Financial Statements.

     During 2002, the Company incurred approximately $989,000, net, in merger and litigation costs. Approximately $2,054,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See discussion in the Notes of the Condensed Consolidated Financial Statements. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $1,065,000.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by approximately $2,195,000, or 59.5%, from $3,690,000 during the 2001 period to $1,495,000 during the 2002 period. The decrease is primarily due to an increase in selling, general, and administrative expenses related to the proposed sale of assets of Four Queens, which was not consummated, and expenses incurred in connection with the settlement of the Paulson Litigation as discussed in the Notes to the Condensed Consolidated Financial Statements.

     While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percentage of net revenues.

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $2,035,000, or 100.0% from $2,035,000 during the 2001 period to $0 during the
2002 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. If assets had not been held for sale, depreciation would have been approximately $1,693,000. Due to the termination of the sale of assets of the Four Queens depreciation will begin again effective July 1, 2002.

     Interest expense decreased by approximately $184,000, or 22.9% from $805,000 during the 2001 period to $621,000 for the 2002 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in June 2001.


NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $874,000 compared to $850,000 in the 2001 period, an increase of $24,000, or 2.8%.


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

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens will be less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company has recorded an adjustment to the impairment loss of approximately $324,000, in the first quarter of 2002, due to an amendment of the Purchase Agreement and an increase in the carrying value of assets being purchased at March 31, 2002. See discussion in Notes of the Condensed Consolidated Financial Statements.

     On June 27, 2002, the Four Queens exercised its right to terminate the Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate.

     The Company had cash and cash equivalents of approximately $5.1 million at June 30, 2002, as compared to approximately $4.6 million at December 31, 2001.

     During the first half of 2002, the Company's net cash provided by operating activities was $1.8 million compared to $2.3 million in the first half of 2001. As a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which have materially adversely affected our operating results since September 11, 2001. The Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), for the six months ended 2002 and 2001 was $1.5 million and $3.7 million, respectively. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percentage of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

     The following table summarizes our obligations and commitments as of June 30, 2002:

                                                                    Payments Due by Year
                                                                   (Amounts in Thousands)
                           ----------------------------------------------------------------------------------------------
                                  2002         2003        2004        2005        2006        Thereafter          Total

Long-term debt                    $226       $7,414         $51          $-          $-                $-         $7,691
Capital leases                     100           95           3           3           3             1,460          1,664
Operating leases
                                 2,085        4,080       4,019       4,019       4,019           103,278        121,500
Total                           $2,411      $11,589      $4,073      $4,022      $4,022          $104,738       $130,855


     Significant debt service on the Company's Notes is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

     In connection with the Purchase Agreement, Elsinore notified the trustee under the Company's 12.83% Second Mortgage Notes due 2003 (the "Notes"), that the Company was going to redeem the Notes on April 30, 2002, pursuant to the originally scheduled closing date for the asset sale transaction. Both the failure to redeem the Notes on April 30, 2002 in accordance with the Company's notice to the trustee, as well as the execution of the Purchase Agreement to sell the Four Queens assets, were defaults under the Notes. The Company obtained a waiver of such defaults. Subsequently, in connection with an amendment to the Purchase Agreement and extension of the closing date for the asset sale, the Company notified the trustee that it intended to redeem the Notes on June 30, 2002. The failure to redeem the Notes on this date was also a default under the Notes. The Company is currently in the process of obtaining a waiver of this default. Since the Purchase Agreement was terminated on June 27, 2002, the Company does not have any current plans to redeem the Notes.

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

     Cash flow from operations is not expected to be sufficient to pay the remaining $7.1 million of principal of the Notes at maturity on October 20, 2003, and the ability of the Company to repay the Notes at maturity would be dependent upon its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes on favorable terms or at all.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended June 30, 2002 the Ratio was 3.78 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At June 30, 2002, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At June 30, 2002, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, we paid approximately $865,000 in connection with our ownership interest of the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company from the lender through December 31, 2002.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $835,000 and $419,000 during the six months ended June 30, 2002 and 2001, respectively. As a result of the acts of domestic terrorism committed in Washington D.C. and New York City on September 11, management has budgeted mandatory and maintenance capital expenditures to be $1.8 million for the year 2002. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.


RECENTLY ISSUED ACCOUNTING STANDARDS


     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that SFAS No. 146 will not have a material impact on its financial position and results of operations.


CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting policies related to the allowance for casino receivables, long-lived assets impairments and self-insurance reserves require that we use significant judgment in the determination of estimates related to these items. We consider historical, as well as current and projected social, economic and regulatory information in the determination of these estimates, and there can be no assurance that actual results will not differ from our estimates. Additionally, see a summary of our signficant accounting policies in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2002.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's primary financial instruments include cash and long-term debt. At June 30, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall market risk exposure at June 30, 2002.




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

     Pursuant to a settlement agreement dated as of April 3, 2002, this lawsuit has now been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total litigation and settlement costs (including the settlement payment) incurred during the quarter ended June 30, 2002, were approximately $1,312,000. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $514,000.


Item 6.  (a) Exhibits and Reports

             10.70 Settlement Agreement and Mutual Release entered into as of April 3, 2002 by and between John Michael Paulson, as executor of the Will of Allen E. Paulson; John Michael Paulson and Nicholas Diaco, M.D., as the trustees of the Allen E. Paulson Living Trust dated December 23, 1986, as amended; R&E Gaming Corp.; Elsinore Acquisition Sub, Inc.; Riviera Acquisition Sub, Inc.; and Carlo Corporation, on the one hand, and Elsinore Corporation and Morgens, Waterfall, Vintiadis & Company, Inc., on the other.

             10.71 Settlement Agreement and Mutual Release, dated May 23, 2002, by and between Olympia Gaming Corporation, a wholly-owned subsidiary of Elsinore Corporation, The Jamestown S'Klallam Tribe, and JKT Gaming, Inc.

             10.72  Waiver of Defaults

         (b) Form 8-K filed during this quarter

             (1) Current report on Form 8-K was filed on April 9, 2002, relating to an amendment of the sale of the Four Queens Casino.

             (2) Current report on Form 8-K was filed on May 28, 2002, relating to a settlement agreement by and between Elsinore Corporation through its wholly owned subsidiary, Olympia Gaming Corporation, the Jamestown S'Klallam Tribe and
                    JKT Gaming, Inc.



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


                                        ELSINORE CORPORATION
                                            (Registrant)





                                 By: /s/ Philip W. Madow
                                     PHILIP W. MADOW, President



                                 By: /s/ Gina L. Contner Mastromarino
                                     GINA L. CONTNER MASTROMARINO,
                                     Principal Financial and Accounting Officer



Dated:  August 14, 2002