Form 10-Q
period 2002-09-30
ELSINORE CORP
filed 2002-11-14
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
      (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 2002
                                    or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from __________________ to __________________

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

                          YES  X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      TITLE OF STOCK                                       NUMBER OF SHARES
          CLASS                     DATE                      OUTSTANDING
          Common              ovember 13, 2002                 4,993,965

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 2002



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                             PAGE

         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of                4
                   September 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Operations            6
                   for the Three Months Ended September 30, 2002 and
                   September 30, 2001

                  Condensed Consolidated Statements of Operations            8
                   for the Nine Months Ended September 30, 2002 and
                   September 30, 2001

                  Condensed Consolidated Statement of Shareholders'         10
                   Equity for the Nine Months Ended September 30, 2002

                  Condensed Consolidated Statements of Cash Flows for       11
                   the Nine Months Ended September 30, 2002 and
                   September 30, 2001

                  Notes to Condensed Consolidated Financial Statements      13

         Item 2.  Management's Discussion and Analysis of                   16
                   Financial Condition and Results of
                   Operations

         Item 3.  Quantitative and Qualitative Disclosures                  28
                   About Market Risk

         Item 4.  Controls and Procedures                                   29


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                          30

 SIGNATURES                                                                 31

 CERTIFICATIONS                                                             32

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                    Unaudited
                             (Dollars in Thousands)



                                                                        September 30,             December 31,
                                                                             2002                     2001
                                                                                              ----------------------
                                                                     ---------------------

                              Assets
Current Assets:
  Cash and cash equivalents                                                        $6,179                    $4,643
  Accounts receivable, less allowance for
    doubtful accounts of $164 and $163,
    respectively                                                                      475                     1,163
  Inventories                                                                         365                       360
  Prepaid expenses                                                                  1,555                     1,165
                                                                     ---------------------    ----------------------
    Total current assets                                                            8,574                     7,331

Property and equipment, net                                                        24,036                    23,637

Other assets                                                                        1,963                     1,793
                                                                     ---------------------    ----------------------

    Total assets                                                                  $34,573                   $32,761
                                                                     =====================    ======================


(continued)

                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                    Unaudited
                             (Dollars in Thousands)

                                                                             September 30,            December 31,
                                                                                 2002                     2001
                                                                         ----------------------    --------------------

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                      $1,410                  $1,095
  Accrued interest                                                                          92                     316
  Accrued expenses                                                                       5,053                   4,024
  Current portion of long-term debt                                                        480                     603
                                                                         ----------------------    --------------------
     Total current liabilities                                                           7,035                   6,038

Long-term debt, less current portion                                                     8,703                   8,684
                                                                         ----------------------    --------------------
     Total liabilities                                                                  15,738                  14,722
                                                                         ----------------------    --------------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.  Liquidation
  preference and accrued dividends of $22,725
  and $21,760 at September 30, 2002 and
  December 31, 2001, respectively                                                       22,725                  21,760
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  September 30, 2002 and December 31, 2001,
  respectively.                                                                              5                       5

Additional paid-in capital                                                               4,912                   5,877
Accumulated deficit                                                                     (8,807)                 (9,603)
                                                                         ----------------------    --------------------
     Total shareholders' equity                                                         18,835                  18,039
                                                                         ----------------------    --------------------

     Total liabilities and shareholders'
     equity                                                                            $34,573                 $32,761
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


                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)


                                                                      Three                       Three
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                September 30, 2002         September 30, 2001
                                                              -----------------------    ------------------------
Revenues, net:
 Casino                                                                      $10,128                      $9,631
 Hotel                                                                         1,935                       2,088
 Food and beverage                                                             2,633                       2,526
 Other                                                                           433                         359
                                                              -----------------------    ------------------------
   Total revenues                                                             15,129                      14,604
 Promotional allowances                                                       (1,994)                     (2,010)
                                                              -----------------------    ------------------------
   Net revenues                                                               13,135                      12,594
                                                              -----------------------    ------------------------

Costs and expenses:
 Casino                                                                        3,648                       3,467
 Hotel                                                                         2,456                       2,415
 Food and beverage                                                             1,752                       1,656
 Taxes and licenses                                                            1,515                       1,409
 Selling, general and
  administrative                                                               1,830                       1,805
 Rents                                                                         1,022                       1,068
 Depreciation and
  amortization                                                                   678                       1,054
 Interest                                                                        298                         309
 Merger and litigation costs, net                                                 14                          48
                                                              -----------------------    ------------------------
   Total costs and
    expenses                                                                  13,213                      13,231
                                                              -----------------------    ------------------------
   Net loss before income
    taxes and undeclared dividends on
    cumulative convertible preferred
    stock                                                                        (78)                       (637)

Income taxes                                                                       -                          15
                                                              -----------------------    ------------------------

   Net loss before undeclared
    dividends on cumulative
    convertible preferred stock                                                  (78)                       (622)

Undeclared dividends on cumulative
 convertible preferred stock                                                     322                         303
                                                              -----------------------    ------------------------

Net loss applicable
 to common shares                                                              ($400)                      ($925)
                                                              =======================    ========================


                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                                            Three                              Three
                                                           Months                             Months
                                                            Ended                              Ended
                                                     September 30, 2002                 September 30, 2001
                                                   ------------------------            ----------------------

Basic and diluted loss
 per share:

Basic loss per share                                                ($.08)                            ($.19)
                                                   ========================            ======================

Weighted average number of
 common shares outstanding                                       4,993,965                         4,993,965
                                                   ========================            ======================

Diluted loss per share                                              ($.08)                            ($.19)
                                                   ========================            ======================

Weighted average number of
 common and common equivalent
 shares outstanding                                              4,993,965                         4,993,965
                                                   ========================            ======================




     See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)


                                                                       Nine                       Nine
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                September 30, 2002         September 30, 2001
                                                              -----------------------    ------------------------
Revenues, net:
 Casino                                                                      $29,801                     $29,644
 Hotel                                                                         6,189                       6,912
 Food and beverage                                                             8,349                       8,059
 Other                                                                         1,426                       1,138
                                                              -----------------------    ------------------------
   Total revenues                                                             45,765                      45,753
 Promotional allowances                                                       (4,880)                     (5,074)
                                                              -----------------------    ------------------------
   Net revenues                                                               40,885                      40,679
                                                              -----------------------    ------------------------

Costs and expenses:
 Casino                                                                       10,212                       9,684
 Hotel                                                                         7,072                       7,315
 Food and beverage                                                             5,572                       5,270
 Taxes and licenses                                                            4,445                       4,385
 Selling, general and
  administrative                                                               6,628                       6,202
 Rents                                                                         3,236                       3,201
 Depreciation and
  amortization                                                                   678                       3,089
 Interest                                                                        919                       1,114
 Impairment loss                                                                 324                           -
 Merger and litigation costs, net                                              1,003                         206
                                                              -----------------------    ------------------------
   Total costs and
    expenses                                                                  40,089                      40,466
                                                              -----------------------    ------------------------

   Net income before undeclared
    dividends on cumulative
    convertible preferred stock                                                  796                         213

Undeclared dividends on cumulative
 convertible preferred stock                                                     965                         911
                                                              -----------------------    ------------------------

Net loss applicable
 to common shares                                                              ($169)                      ($698)
                                                              =======================    ========================

                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited





                                                            Nine                               Nine
                                                           Months                             Months
                                                            Ended                              Ended
                                                     September 30, 2002                 September 30, 2001
                                                   ------------------------            ----------------------

Basic and diluted loss
 per share:

Basic loss per share                                                ($.03)                            ($.14)
                                                   ========================            ======================

Weighted average number of
 common shares outstanding                                       4,993,965                         4,993,965
                                                   ========================            ======================

Diluted loss per share                                              ($.03)                            ($.14)
                                                   ========================            ======================

Weighted average number of
 common and common equivalent
 shares outstanding                                              4,993,965                         4,993,965
                                                   ========================            ======================




     See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                      Nine Months Ended September 30, 2002
                                    Unaudited
                             (Dollars in thousands)



                                Common Stock             Preferred Stock
                         ------------------------- ----------------------------

                             Out-                       Out-                                                          Total
                           Standing                   Standing                    Additional      Accumulated      Shareholders'
                            Shares       Amount        Shares         Amount    Paid-In-Capital     Deficit           Equity
                         -------------- ---------- ---------------- ----------- --------------- ----------------- -----------------

Balance,
 January 1, 2002             4,993,965         $5       50,000,000     $21,760          $5,877          ($9,603)        $18,039

Net income                                                                                                  796             796

Undeclared preferred
 stock dividends                                                           965            (965)
                         -------------- ---------- ---------------- ----------- --------------- ---------------- -----------------

Balance,
 September 30, 2002          4,993,965         $5       50,000,000     $22,725          $4,912         ($8,807)         $18,835
                         ============== ========== ================ =========== =============== ================ =================






See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                                        Nine                            Nine
                                                       Months                          Months
                                                       Ended                            Ended
                                                 September 30, 2002              September 30, 2001

                                               -----------------------         ------------------------
Cash flows from operating  activities:
 Net income                                                      $796                             $213
 Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                                 678                            3,089
   Impairment loss                                                324                                -
   Provision for uncollectible
     accounts                                                      36                                -
 Changes in assets and
   liabilities:
   Accounts receivable                                            652                               69
   Inventories                                                     (5)                              95
   Prepaid expenses                                              (390)                            (108)
   Other assets                                                  (170)                            (151)
   Accounts payable                                               315                             (245)
   Accrued interest                                              (224)                             640
   Accrued expenses                                             1,029                             (166)
                                               -----------------------         ------------------------
 Net cash provided by
   operating activities                                         3,041                            3,436
                                               -----------------------         ------------------------

Cash flows used in investing
   activities - capital
   expenditures                                                  (826)                          (1,205)
                                              ------------------------         ------------------------

Cash flows used in financing
   activities - principal
   payments on long-term debt                                    (679)                          (1,994)
                                              ------------------------         ------------------------

  Net increase in cash and
   cash equivalents                                             1,536                              237

  Cash and cash equivalents
   at beginning of period                                       4,643                            5,008
                                              ------------------------         ------------------------

  Cash and cash equivalents
   at end of period                                            $6,179                           $5,245
                                              ========================         ========================


                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                                                                  Nine Months               Nine Months
                                                                                     Ended                     Ended
                                                                               September 30, 2002        September 30, 2001
                                                                              ---------------------     ---------------------



Supplemental disclosure of non-cash investing and
  financing activities:
  Equipment purchased with capital lease financing                                            $575                      $107

Supplemental disclosure of cash activities:
  Cash paid for interest                                                                    $1,144                    $1,275
  Cash paid for income taxes                                                                    $-                       $50





     See accompanying notes to condensed consolidated financial statements.


                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

     On June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 were depreciated effective July 1, 2002.

Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the nine months ended September 30, 2002 and September 30, 2001, and the results of its cash flows for the nine months ended September 30, 2002 and September 30, 2001. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt this statement in the fourth quarter of 2002 and it believes that this statement will not have a material impact on its financial position and results of operations.

Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by the average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by the average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the three and nine month periods ended September 30, 2002 and 2001, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for these periods.

2.   Income Taxes

     Due to the Company's regular tax and alternative minimum tax net operating losses, the Company is not expected to pay federal income taxes for the year ended December 31, 2002. Accordingly, the Company has not recorded a provision for income taxes in the accompanying Condensed Consolidated Financial Statements.

3.   Commitments and Contingencies

     The Company was a party to litigation involving a proposed merger with R&E Gaming Corp. as discussed in Note 4 below.

     The Company is a party to other claims and lawsuits that arose in the ordinary course of business. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

4.   Paulson Litigation

     Pursuant to a settlement agreement dated as of April 3, 2002, the lawsuit between the Company and certain entities controlled by Allen E. Paulson has been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total litigation and settlement costs (including the settlement payment) incurred during nine months ended September 30, 2002, were approximately $1,003,000, net. Approximately $2,101,000 was incurred as a result of litigation and settlement costs. The Company's directors' and officers' insurance carrier reimbursed the Company's costs relating to this matter, during 2002, in the approximate amount of $1,098,000.

5.   Impairment Loss

     In connection with a Purchase Agreement entered into between the Four Queens and SummerGate, Inc. on March 14, 2002 pursuant to which the Four Queens' proposed to sell substantially all of its assets to SummerGate (the "Purchase Agreement"), the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as the proposed net proceeds resulting from the sale of the assets of Four Queens, under the Purchase Agreement, would have been less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets.

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

6.   Olympia Gaming Corporation

     Elsinore, through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively, with Elsinore, the "Company"), entered into a Gaming Project Development and Management Agreement (the "Contract") dated as of September 28, 1993 with the Jamestown S'Klallam Tribe (the "JST") and JKT Gaming, Inc. ("JKT") to operate the 7 Cedars Casino (the "7 Cedars"), which is located on the Olympic Peninsula in the State of Washington and is owned by JST. Pursuant to a Loan Agreement dated November 12, 1993 among the Company, JST and JKT, as amended, and the documents related thereto (collectively, the "Loan Documents"), the Company loaned $9,000,000 (the "7 Cedars Note") to JST for the construction of 7 Cedars.

     During 1995, the Contract was terminated by 7 Cedars. As a result, the Company recorded a reserve on the 7 Cedars Note and wrote off unamortized casino development costs in the amount of $242,000 and all accrued interest. During 1997, the Company wrote off the 7 Cedars Note and related reserve. The Company entered into a Settlement Agreement and Mutual Release (the "Settlement") on May 23, 2002 with JST and JKT to resolve any claims of the parties arising out of the Loan Documents. Pursuant to the Settlement, JST agreed to pay the Company $1.5 million, plus interest, over a 36 month period, with an option to prepay, at a negotiated discount, the full amount at any time prior to the end of such 36 month period. Pursuant to the Settlement, the Company, JST and JKT have each agreed to mutually release each party to the Settlement from all claims or causes of action arising from the Loan Documents and related transactions.

     The Company collected approximately $450,000 under the Settlement between June and September of 2002. In October 2002, pursuant to certain pre-payment terms under this Settlement, the Company received approximately $834,000 as the full and discounted balance due.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

     This  discussion  and  analysis  should  be read in  conjunction  with  the
Condensed   Consolidated  Financial  Statements  and  notes  thereto  set  forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, expenses, increased payroll costs, development plans, capital expenditures, the adoption of certain accounting standards and their anticipated effects on our business, financing, revenue, operations, the impact of the terrorist attacks in the United States, regulations, management's belief regarding the sufficiency of cash flow, the Company's ability to service its debt and to refinance its debt (including paying down principal and extending the maturity date), and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Among the factors that could cause actual results to differ materially are the following: declines in general economic conditions, increased labor costs, including those resulting from collective bargaining negotiations on their contract renewals, the Company's ability to refinance its debt, the Company's plan to pay down principal on its debt and to extend the maturity date of its debt, other financing needs, further terrorist attacks, the availability of sufficient funds for capital improvements and other risks related to such improvements, changes in gaming laws, loss of licenses or permits and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

     The following tables sets forth certain operating information for the Company for the three and nine months ended September 30, 2002 and 2001. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.


                                                              Three Months Ended                       Three Months Ended
                                                              September 30, 2002                       September 30, 2001
                                                      -----------------------------------     -----------------------------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)              %               thousands)                %
                                                      ------------------      -----------     ------------------      -----------

Revenues, net:
   Casino                                                     $10,128           77.1%                 $9,631              76.5%
   Hotel                                                        1,935           14.7%                  2,088              16.6%
   Food and beverage                                            2,633           20.0%                  2,526              20.1%
   Other                                                          433            3.3%                    359               2.9%
                                                      ------------------      -----------     ------------------      -----------
     Total revenue                                             15,129          115.2%                 14,604             116.0%
   Promotional allowances                                      (1,994)         (15.2%)                (2,010)            (16.0%)
                                                      ------------------      -----------     ------------------      -----------
     Net revenues                                              13,135          100.0%                 12,594             100.0%
                                                      ------------------      -----------     ------------------      -----------

Costs and expenses:
   Casino                                                       3,648           36.0%                  3,467              36.0%
   Hotel                                                        2,456          126.9%                  2,415             115.7%
   Food and beverage                                            1,752           66.5%                  1,656              65.6%
   Taxes and licenses                                           1,515           11.5%                  1,409              11.2%
   Selling, general and
     administrative                                             1,830           13.9%                  1,805              14.3%
   Rents                                                        1,022            7.8%                 1, 068               8.5%
   Depreciation and
     amortization                                                 678            5.2%                  1,054               8.4%
   Interest                                                       298            2.3%                    309               2.5%
   Merger and litigation costs,
     net                                                           14             .1%                     48                .4%
                                                      ------------------      -----------     ------------------      -----------
     Total costs and expenses                                  13,213          100.6%                 13,231             105.1%
                                                      ------------------      -----------     ------------------      -----------

   Net loss before
    income taxes and undeclared
    dividends on cumulative
    convertible preferred stock                                   (78)          (0.6%)                  (637)             (5.1%)

   Income taxes                                                     -             .0%                    (15)             (0.1%)
                                                      ------------------      -----------     ------------------      -----------

   Net loss before
    undeclared dividends on
    cumulative convertible                                        (78)          (0.6%)                  (622)             (4.9%)
    preferred stock

   Undeclared dividends on
    cumulative convertible
    preferred stock                                               322            2.5%                    303               2.4%
                                                      ------------------      -----------     ------------------      -----------
   Net loss applicable
    to common shares
                                                                 (400)          (3.0%)                  (925)             (7.3%)
                                                      ------------------      -----------     ------------------      -----------


                                                              Three Months Ended                       Three Months Ended
                                                              September 30, 2002                       September 30, 2001
                                                      -----------------------------------     -----------------------------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)              %               thousands)                %
                                                      ------------------      -----------     ------------------      -----------
Other Data:
  Net loss before undeclared
    dividends on cumulative
    convertible preferred stock                                  ($78)          (0.6%)                 ($622)             (4.9%)
  Interest                                                        298            2.2%                    309               2.5%
  Income taxes                                                      -            0.0%                    (15)             (0.1%)
  Depreciation and amortization(1)                                678            5.2%                  1,054               8.4%
                                                      ------------------      -----------     ------------------      -----------

Earnings before interest,
  taxes, depreciation and
  amortization (EBITDA)                                          $898            6.8%                   $726               5.8%
                                                      ==================      ===========     ==================      ===========




     (1) Pursuant to certain terms under the Purchase Agreement, on June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination.
     Subsequently, Four Queens received a written termination notice from SummerGate. As such, substantially all of the assets of the Four Queens that were held for sale as of June 30, 2002 were depreciated effective July 1, 2002.


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

                                                              Nine Months Ended                       Nine Months Ended
                                                              September 30, 2002                       September 30, 2001
                                                      -----------------------------------     -----------------------------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)              %               thousands)                %
                                                      ------------------      -----------     ------------------      -----------
Revenues, net:
   Casino                                                     $29,801           72.9%                $29,644              72.9%
   Hotel                                                        6,189           15.1%                  6,912              17.0%
   Food and beverage                                            8,349           20.4%                  8,059              19.8%
   Other                                                        1,426            3.5%                  1,138               2.8%
                                                      ------------------      -----------     ------------------      -----------
     Total revenue                                             45,765          111.9%                 45,753             112.5%
   Promotional allowances                                      (4,880)         (11.9%)                (5,074)            (12.5%)
                                                      ------------------      -----------     ------------------      -----------
     Net revenues                                              40,885          100.0%                 40,679             100.0%
                                                      ------------------      -----------     ------------------      -----------

Costs and expenses:
   Casino                                                      10,212           34.3%                  9,684              32.7%
   Hotel                                                        7,072          114.3%                  7,315             105.8%
   Food and beverage                                            5,572           66.7%                  5,270              65.4%
   Taxes and licenses                                           4,445           10.9%                  4,385              10.8%
   Selling, general and
     Administrative                                             6,628           16.2%                  6,202              15.2%
   Rents                                                        3,236            7.9%                  3,201               7.9%
   Depreciation and
     Amortization                                                 678            1.7%                  3,089               7.6%
   Interest                                                       919            2.2%                  1,114               2.7%
   Impairment loss                                                324            0.8%                      -                .0%
   Merger and litigation costs,
     net                                                        1,003            2.5%                    206               0.5%
                                                      ------------------      -----------     ------------------      -----------
     Total costs and expenses                                  40,089           98.1%                 40,466              99.5%
                                                      ------------------      -----------     ------------------      -----------
   Net income before
    undeclared dividends on
    cumulative convertible
    preferred stock                                               796            1.9%                    213               0.5%
                                                      ------------------      -----------     ------------------      -----------
   Undeclared dividends on
    cumulative convertible
    preferred stock                                               965            2.4%                    911               2.2%
                                                      ------------------      -----------     ------------------      -----------
   Net loss applicable
    to common shares                                             (169)          (0.4%)                  (698)             (1.7%)
                                                      ------------------      -----------     ------------------      -----------

                                                              Nine Months Ended                       Nine Months Ended
                                                              September 30, 2002                       September 30, 2001
                                                      -----------------------------------     -----------------------------------
                                                         (Dollars in                             (Dollars in
                                                          thousands)              %               thousands)                %
                                                      ------------------      -----------     ------------------      -----------
Other Data:
  Net income before undeclared
    dividends on cumulative
    convertible preferred stock                                  $796            1.9%                   $213               0.5%
  Interest                                                        919            2.2%                  1,114               2.7%
  Depreciation and amortization(1)                                678            1.7%                  3,089               7.6%
                                                      ------------------      -----------     ------------------      -----------

Earnings before interest,
  Taxes, depreciation and
  Amortization (EBITDA)                                        $2,393            5.9%                 $4,416              10.9%
                                                      ==================      ===========     ==================      ===========


(1) Pursuant to certain terms under the Purchase Agreement, on June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate. As such, substantially all of the assets of the Four Queens that were held for sale as of June 30, 2002 were depreciated effective July 1, 2002.

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

REVENUES

     Net revenues increased by approximately $541,000, or 4.3%, from $12,594,000 during the 2001 period, to $13,135,000 for the 2002 period. This increase was due, in part, to payments received during 2002 under a settlement agreement among the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc. (the "Olympia Settlement"), as discussed below. However, the acts of terrorism that occurred in New York City and Washington, D.C. on September 11, 2001, have resulted in a disruption in travel which management believes has continued to contribute to decreased customer visitation to our property. We have experienced declines, most noticeably in room revenues, which, along with general economic conditions, has adversely affected our operating results since September 11, 2001, also discussed below. Although the Company cannot be certain of the impact that the events of September 11, 2001 may continue to have, if any, on future operations, management believes that the current results compared to the periods immediately following September 11, 2001 are continuing to improve.

     Casino revenues increased by approximately $497,000, or 5.2%, from $9,631,000 during the 2001 period to $10,128,000 during the 2002 period. This increase was primarily due to a $574,000, or 32%, increase in table games revenue, and a $62,000, or .9%, increase in slot machine revenue for the 2002 period, partially offset by a $46,000, or 15.0%, decrease in slot promotion revenue, a $38,000, or 29.9%, decrease in keno revenue, and a $55,000, or 40.1%, decrease in live and tournament poker revenue for the 2002 period. The increase in table games revenue was attributable to an increase in drop of $2,372,000, or 19.0%, and a decrease in the win percentage of 1.57%. The increase in slot machine revenue was attributable to an increase in hold percentage of 0.08%, partially offset, by a decrease in slot coin-in of $577,000, or 0.5%. The decrease in slot promotion revenue was due to a decrease in the average daily headcount of $21 WinsSM, a promotional slot program, of 25, or 15.1%, due to a decline in foot traffic. The decrease in keno revenue was attributable to a decrease in keno drop of $69,000, or 17.2%. Live and tournament poker revenue decreased for the 2002 period as compared to the 2001 period as the 2002 tournament was held during the months of September and October, as opposed to the 2001 tournament which was held only during the month of September.

     Hotel  revenues  decreased  by  approximately   $153,000,   or  7.3%,  from
$2,088,000 during the 2001 period to $1,935,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 89.1% for the 2001 period, to 86.8% for the 2002 period and a decrease in the average daily room rate of $1.56, from $34.41 in the 2001 period to $32.85 in the 2002 period. The overall decline in performance was primarily attributed to a reduction in individual reservations call volume which has not improved since the events September 11, 2001 and has been affected by general economic conditions.

     Food and beverage revenues increased approximately $107,000, or 4.2%, from $2,526,000 during the 2001 period to $2,633,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $74,000, or 20.6%, from $359,000 during the 2001 period to $433,000 during the 2002 period. This increase was primarily due to payments received from June to September, 2002 of approximately $113,000 under the Olympia Settlement.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $424,000, or 4.7%, from $8,947,000 for the 2001 period to $9,371,000 for the 2002 period.

     Casino expenses increased $181,000, or 5.2%, from $3,467,000 during the 2001 period to $3,648,000 during the 2002 period, and expenses as a percentage of revenue remained unchanged at 36.0%. The increase in expense was due, in part, to an increase in labor costs associated with an increase in the number of table games open for play as well as an increase in the reclassification of cost of complimentary rooms, food, and beverage reflected as a casino expense.

     Hotel expenses increased $41,000, or 1.7%, from $2,415,000 during the 2001 period to $2,456,000 during the 2002 period and expenses as a percentage of revenue increased from 115.7% to 126.9%, respectively. The increase was due, in part, to an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Food and beverage costs and expenses increased by approximately $96,000, or 5.8%, from $1,656,000 during the 2001 period to $1,752,000 during the 2002 period, and expenses as a percentage of revenues increased from 65.6% to 66.5%, respectively. The increase was due, in part, to an increase in labor costs.

     The Company concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO) on June 30, 2002. Pursuant to such negotiations, the Company has commitments for various union payroll increases retroactive to June 1, 2002, for a period of five years, which will increase future payroll costs.

     Taxes and licenses increased by approximately $106,000, or 7.56%, from $1,409,000 in the 2001 period to $1,515,000 in the 2002 period as a result of corresponding increases in casino revenues.

OTHER OPERATING EXPENSES

     Rent expense decreased by approximately $46,000, or 4.3%, from $1,068,000 during the 2001 period to $1,022,000 during the 2002 period, due primarily to a decrease in equipment rental, partially offset by Consumer Price Index increases for land lease agreements.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by approximately $172,000, or 23.7%, from $726,000 during the 2001 period to $898,000 during the 2002 period. The increase is primarily due to an increase in revenues, partially offset by an increase in direct costs and expenses of operating departments, as discussed above.

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

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $376,000, or 35.7% from $1,054,000 during the 2001 period to $678,000 during the 2002 period. The decrease was primarily due to an adjustment in the carrying value of the Four Queens' assets previously held for sale (pursuant to the Purchase Agreement with SummerGate) through the recording of an impairment loss in prior reporting periods. Approximately $12.9 million of the impairment loss recorded during 2001 was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. For more information, see "- OTHER OPERATING EXPENSES".

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced a net loss before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $78,000 compared to $637,000 in the 2001 period, an increase of $559,000, or 87.8%.

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
REVENUES

     Net revenues increased by approximately $206,000, or 0.5%, from $40,679,000 during the 2001 period, to $40,885,000 for the 2002 period. This increase was due, in part, to payments received during 2002 under the Olympia Settlement, as discussed below. However, the acts of terrorism that occurred in New York City and Washington, D.C. on September 11, 2001, have resulted in a disruption in travel which management believes has continued to contribute to decreased customer  visitation  to  our  property.  We  have  experienced  declines,  most noticeably in room revenues and slot revenues, which, along with general economic conditions, has adversely affected our operating results since September 11, 2001, also discussed below. Although the Company cannot be certain of the impact that the events of September 11, 2001 may continue to have, if any, on future operations, management believes that the current results compared to the periods immediately following September 11, 2001 are continuing to improve.

     Casino revenues increased by approximately $157,000, or 0.5%, from $29,644,000 during the 2001 period to $29,801,000 during the 2002 period. This increase was primarily due to a $1,064,000, or 17.3%, increase in table games revenue which was partially offset by a $749,000, or 3.4%, decrease in slot machine revenue, a $64,000, or 15.7%, decrease in keno revenue, a $55,000, or 40.1%, decrease in live and tournament poker revenue and a $39,000, or 4.6%, decrease in slot promotion revenue for the 2002 period. The increase in table games revenue was attributable to an increase in the win percentage of 0.74% and an increase in drop of $728,000, or 11.9%. The decrease in slot machine revenue was attributable to a decrease in slot coin-in of $13,853,000, or 3.7%, partially offset by an increase in the hold percentage of 0.02%. The decrease in keno revenue was attributable to a decrease in keno drop of $145,000, or 11.2%. Live and tournament poker revenue decreased for the 2002 period as compared to the 2001 period as the 2002 tournament was held during the months of September and October, as opposed to the 2001 tournament which was held only during the month of September. The decrease in slot promotion revenue was due to a decrease in the average daily headcount of $21 WinsSM, a promotional slot program, of 38, or 20.5%, due to a decline in foot traffic.

     Hotel  revenues  decreased  by  approximately   $723,000,  or  10.5%,  from
$6,912,000 during the 2001 period to $6,189,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 90.7% for the 2001 period, to 87.6% for the 2002 period and a decrease in the average daily room rate of $2.34, from $37.09 in the 2001 period to $34.75 in the 2002 period. The overall decline in performance was primarily attributed to a reduction in individual reservations call volume which has not improved since the events of September 11, 2001 and has been affected by general economic conditions.

     Food and beverage revenues increased approximately $290,000, or 3.6%, from $8,059,000 during the 2001 period to $8,349,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other  revenues  increased  by  approximately   $288,000,  or  25.3%,  from
$1,138,000 during the 2001 period to $1,426,000 during the 2002 period. This increase was primarily due to payments received from June to September, 2002 of approximately $450,000 under the Olympia Settlement, partially offset, by a decrease in parking garage revenue of $52,000, or 14.0%, due to a decline in the number of cars parked.

     Promotional allowances decreased by approximately $194,000, or 3.8%, from $5,074,000 during the 2001 period to $4,880,000 during the 2002 period due to a decrease in complimentary rooms, food and beverage resulting from a decrease in casino complimentaries due, in part, to decreased slot machine play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $647,000, or 2.4%, from $26,654,000 for the 2001 period to $27,301,000 for the 2002 period.

     Casino expenses increased $528,000, or 5.5%, from $9,684,000 during the 2001 period to $10,212,000 during the 2002 period, and expenses as a percentage of revenue increased from 32.7% to 34.3%, respectively. The increase was due, in part, to an increase in labor costs associated with an increase in the number of table games open for play as well as an increase in the reclassification of cost of complimentary rooms, food, and beverage reflected as a casino expense.

     Hotel expenses decreased $243,000, or 3.3%, from $7,315,000 during the 2001 period to $7,072,000 during the 2002 period; however, expenses as a percentage of revenue increased from 105.8% to 114.3%, respectively. The decrease in expense was due, in part, to an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Food and beverage costs and expenses increased by approximately $302,000, or 5.7%, from $5,270,000 during the 2001 period to $5,572,000 during the 2002 period, and expenses as a percentage of revenues increased from 65.4% to 66.7%, respectively. The increase was due, in part, to an increase in labor costs.

     Taxes and licenses increased $60,000, or 1.4%, from $4,385,000 in the 2001 period to $4,445,000 in the 2002 period as a result of corresponding increases in casino revenues.

     The Company concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO) on June 30, 2002. Pursuant to such negotiations, the Company has commitments for various union payroll increases retroactive to June 1, 2002, for a period of five years, which will increase future payroll costs.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses increased $426,000, or 6.9%, from $6,202,000 during the 2001 period to $6,628,000 during the 2002 period, and, as a percentage of total net revenues, expenses increased from 15.2% to 16.2%, respectively. The increase was primarily due to expenses incurred relating to the proposed sale of the Four Queens' assets which was not ultimately consummated.

     Rent expense increased by approximately $35,000, or 1.1%, from $3,201,000 during the 2001 period to $3,236,000 during the 2002 period, due primarily to adjustments for rent increases pursuant to the terms of our land lease agreements.

     On March 14, 2002, the Company entered into a purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. On April 5, 2002, the Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens would have been less than the carrying value of the assets that were to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss related to buildings and equipment and the remainder related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that were to be purchased at March 31, 2002. For more information, see Note 5. "Impairment Loss" in the notes to the condensed consolidated financial statements.

     During 2002, the Company incurred approximately $1,003,000, net, in merger and litigation costs. Approximately $2,101,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See discussion in the Notes of the Condensed Consolidated Financial Statements. The Company's directors and officers' insurance carrier reimbursed the Company's costs relating to this matter, during 2002, in the approximate amount of $1,098,000.

EBITDA

     EBITDA decreased by approximately $2,023,000, or 45.8%, from $4,416,000 during the 2001 period to $2,393,000 during the 2002 period. The decrease was primarily due to an increase in selling, general, and administrative expenses related to the proposed sale of assets of Four Queens, which was not consummated, and expenses incurred in connection with the settlement of the Paulson Litigation as discussed in the Notes to the Condensed Consolidated Financial Statements.

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

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $2,411,000, or 78.1% from $3,089,000 during the 2001 period to $678,000 during the 2002 period. The decrease was primarily due to an adjustment in the carrying value of the Four Queens' assets previously being held for sale through the recording of an impairment loss in prior reporting periods. Approximately $12.9 million of the impairment loss recorded during 2001 was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company recorded an adjustment to the impairment loss in the first quarter of 2002 by approximately $324,000, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that would have been purchased at March 31, 2002.

     Interest expense decreased by approximately $195,000, or 17.5% from $1,114,000 during the 2001 period to $919,000 for the 2002 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in June 2001.


NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $796,000 compared to $213,000 in the 2001 period, an increase of $583,000, or 273.7%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of approximately $6.2 million at September 30, 2002, as compared to approximately $4.6 million at December 31, 2001.

     During the first nine months of 2002, the Company's net cash provided by operating activities was $3.0 million compared to $3.4 million in the first nine months of 2001. As a result of the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which, along with general economic conditions, have materially adversely affected our operating results since September 11, 2001 . The Company cannot be certain of the impact that the events of September 11 may continue to have, if any, on future operations. EBITDA, for the nine months ended 2002 and 2001 was $2.4 million and $4.4 million, respectively.

The following table summarizes our obligations and commitments as of September 30, 2002:

                                                                    Payments Due by Year
                                                                   (Amounts in Thousands)
                           ----------------------------------------------------------------------------------------------
                                  2002         2003        2004        2005        2006        Thereafter          Total

Long-term debt                    $110       $7,417         $50          $-          $-                $-         $7,577
Capital leases                      40           95           3           3           4             1,461          1,606
Operating leases
                                   703        4,116       4,059       4,059       4,059           104,268        121,264
Total                             $853      $11,628      $4,112      $4,062      $4,063          $105,729       $130,447


     Significant debt service on the Company's Notes is paid in August and February, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

     In connection with the Purchase Agreement, Elsinore notified the trustee under the Company's 12.83% Second Mortgage Notes due 2003 (the "Notes"), that the Company was going to redeem the Notes on April 30, 2002, pursuant to the originally scheduled closing date for the Purchase Agreement with SummerGate. Both the failure to redeem the Notes on April 30, 2002 in accordance with the Company's notice to the trustee, as well as the execution of the Purchase Agreement to sell the Four Queens assets, were defaults under the Notes. The Company obtained a waiver of such defaults on May 30, 2002. Subsequently, in connection with an amendment to the Purchase Agreement and extension of the closing date for the asset sale, the Company notified the trustee that it intended to redeem the Notes on June 30, 2002. The failure to redeem the Notes on this date was also a default under the Notes. The Company obtained a waiver of this default on August 15, 2002. Since the Purchase Agreement was terminated on June 27, 2002, the Company does not have any current plans to redeem the Notes.

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

     Scheduled interest payments on the Notes and other indebtedness is approximately $900,000 in 2002 and 2003. Management believes that sufficient cash flow from operating activities will be available to cover the Company's debt service for the next twelve months and enable investment in budgeted capital expenditures of approximately $2.1 million for 2002, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

     Cash flow from operations is not expected to be sufficient to pay the remaining $7.1 million of principal of the Notes at maturity on October 20, 2003, and the ability of the Company to repay the Notes at maturity would be dependent upon its ability to refinance the Notes. The Company anticipates that it will seek an extension of the maturity date for the Notes and anticipates that it will pay down a portion of the principal balance of the Notes with all, or a portion of, the proceeds from the Olympia Settlement. However, there can be no assurance that the Company will be able to extend the maturity date of the Notes or that it will have the ability to pay down the principal balance on the Notes prior to the maturity date.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period (the "Ratio"). As of the reference period ended September 30, 2002 the Ratio was 2.54 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At September 30, 2002, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth (pursuant to the terms of the indenture governing the Notes) of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At September 30, 2002, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, the Company paid approximately $869,000 in connection with its ownership interest in the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company from the lender through December 31, 2002.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $826,000 and $1,205,000 during the nine months ended September 30, 2002 and 2001, respectively. Management has forecasted mandatory and maintenance capital expenditures to be $2.1 million for the year 2002. The Company expects to finance such capital expenditures from cash on hand, cash flow, and lease financing. Assuming that the Company is successful in extending the maturity date of the Notes due October 20, 2003 and based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.



--------------------------------------------------------------------------------
                      RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt this statement in the fourth quarter of 2002 and it believes that the statement will not have a material impact on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our accounting policies related to the allowance for receivables, useful lives and potential impairment for long-lived assets, self-insurance reserves and certain other accruals require that we use significant judgment in the determination of estimates related to these items. We consider historical, as well as current and projected social, economic and regulatory information in the determination of these estimates, and there can be no assurance that actual results will not differ from our estimates. Additionally, see a summary of our signficant accounting policies in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's primary financial instruments include cash and long-term debt. At September 30, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall market risk exposure at September 30, 2002.

Item 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and Principal Financial and Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

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

     Pursuant to a settlement agreement dated as of April 3, 2002, the lawsuit between the Company and certain entities controlled by Allen E. Paulson has been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total litigation and settlement costs (including the settlement payment) incurred during nine months ended September 30, 2002, were approximately $1,003,000, net. Approximately $2,101,000 was incurred as a result of litigation and settlement costs. The Company's directors' and officers' insurance carrier reimbursed the Company's costs relating to this matter, during 2002, in the approximate amount of $1,098,000.


Item 6.  (a)      Exhibits and Reports

                  10.73    Waiver of Default dated August 15, 2002

                  99.1 Certification of the President pursuant to 18 U.S.C., section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C., section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Form 8-K filed during this quarter

                          (1) Current report on Form 8-K was filed on July 1, 2002, relating to the termination of the Asset Purchase Agreement between by and between Four Queens, Inc. and SummerGate, Inc.

                          (2) Current report on Form 8-K was filed on August 14, 2002, relating to certifications submitted to the Securities and Exchange Commission.

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


                                       ELSINORE CORPORATION
                                           (Registrant)





                                 By: /s/ Philip W. Madow
                                     PHILIP W. MADOW, President



                                 By: /s/ Gina L. Contner Mastromarino
                                     GINA L. CONTNER MASTROMARINO,
                                     Principal Financial and Accounting Officer



Dated:  November 14, 2002

                                  CERTIFICATION

I, Philip W. Madow, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                     /s/ Philip W. Madow
                                                     Philip W. Madow
                                                     President

                                  CERTIFICATION

I, Gina L. Contner Mastromarino, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                  /s/ Gina L. Contner Mastromarino
                                      Gina L. Contner Mastromarino
                                      Principal Financial and Accounting Officer