Form 10-K
period 2002-12-31
ELSINORE CORP
filed 2003-03-31
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES        NO X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of the June 29, 2002 was $13,901.04. The market value was computed by reference to the closing sales price of $.04 per share reported on the NASDAQ "Bulletin Board" as of June 28, 2002.

On March 18, 2003 there were 4,993,965 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I                                                                 Page
                                                                       ----
         Item 1.  Business                                               3
         Item 2.  Properties                                            14
         Item 3.  Legal Proceedings                                     15
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                            15

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters                     15
         Item 6.  Selected Financial Data                               16
         Item 7.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                           18
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk                                   29
         Item 8.  Financial Statements and
                    Supplementary Data                                  30

PART III

         Item 9.  Changes In and Disagreements with Accountants         53
         Item 10. Directors and Executive Officers
                    of the Registrant                                   54
         Item 11. Executive Compensation                                56
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management                    59
         Item 13. Certain Relationships and
                    Related Transactions                                62
         Item 14. Controls and Procedures                               63


PART IV

         Item 15.          Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K                     63

SIGNATURES                                                              71

                                     PART I

Item 1.  BUSINESS.

General.

     Elsinore Corporation, a Nevada corporation ("Elsinore" or the "Company"), is registered with the Nevada Gaming Commission (the "Commission") as a publicly traded holding company of Four Queens, Inc. ("Four Queens"), the licensed operator of the Four Queens Hotel and Casino in Las Vegas, Nevada (the "Four Queens Casino") and a wholly owned subsidiary of the Company. In addition, Elsinore wholly owns Palm Springs East, Limited Partnership and Olympia Gaming Corporation. The Company incorporated under the laws of the State of Nevada on September 5, 1972. Its principal executive office is located at 202 Fremont Street, Las Vegas, Nevada 89101 and its telephone number is (702) 385-4011. Four Queens also holds a casino service license in New Jersey allowing it to distribute its casino game "Multiple Action Blackjack." Four Queens currently distributes the game to five casinos in New Jersey. The Four Queens' New Jersey license will expire on May 31, 2005. There can be no assurance that this license will be renewed in the future.

     On March 14, 2002, Elsinore announced that Four Queens entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc. ("SummerGate"), a Nevada corporation. On June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate.

Available Information.

     The Company files annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that the Company files at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers, including the Company, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission's Web site at http://www.sec.gov.

     Our Internet address is www.fourqueens.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     Operating  data for the three most recent fiscal years is set forth in Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Four Queens Casino.

     Four Queens owns the Four Queens Casino, which has been in operation since 1966. The Four Queens Casino has consistently concentrated on delivering high quality, traditional Las Vegas-style gaming and entertainment. The Four Queens Casino is located on approximately 3.2 acres, of which 2.3 acres are leased from various lessors. The property is situated adjacent to the Golden Nugget Hotel & Casino in the heart of Fremont Street in downtown Las Vegas. The property features approximately 690 hotel rooms, including 45 suites, approximately 32,000 square feet of casino space, three full-service restaurants, two fast-service restaurants, three cocktail lounges, a gift shop, approximately 14,600 square feet of function space and approximately 543 parking spaces. The casino has 1,049 slot machines, 27 gaming tables, a keno parlor and a sports book.

     Operations. The following table sets forth the contributions from major activities to the Company's total revenues from the Four Queens Casino for the years ended December 31, 2002, 2001 and 2000.

                                                  2002            2001            2000
                                                  ----            ----            ----
                                                         (Dollars in Thousands)
        Casino(1)                              $ 39,284        $ 38,075        $ 37,051
        Hotel(2)                                  8,165           8,950           9,647
        Food & beverage(2)                       11,133          10,792          10,298
        Other                                     1,318           1,426           1,946
        Other, non-operating(3)                   1,284               -           6,191
                                                 ------          ------          ------
                                                 61,184          59,243          65,133
        Less: Promotional allowances(4)          (6,303)         (6,404)         (5,782)
                                               ---------       ---------       ---------
        Net revenue                            $ 54,881        $ 52,839        $ 59,351
                                               =========       =========       =========

          (1) Consists of the net win from gaming activities (i.e., the difference between gaming wins and losses).

          (2)  Includes   revenues   from  services   provided  as   promotional
               allowances to casino customers and others on a complimentary basis.

          (3) Amounts represent payments of approximately $1.3 million under the Olympia Settlement in 2002 and amounts collected by Palm Springs East, L.P ("PSELP"), of $6.2 million in 2000.

          (4)  To  be  consistent  with  the  2002  presentation,  approximately
               $975,000 and $709,000 of subsidies paid to tour bus companies, previously shown as casino expenses, were reclassified as a reduction of casino revenues for 2001 and 2000, respectively, pursuant to the Emerging Issues Task Force ("EITF") 00-14 "Accounting for Certain Sales Incentives". See Note 1 to the Consolidated Financial Statements.

     The following table summarizes the primary aspects of the Company's operations at the Four Queens Casino at December 31, 2002.

Casino:
    Floor area (square feet)                                32,000
    Slot machines                                            1,049
    Blackjack tables                                            16
    Craps tables                                                 3
    Caribbean stud poker tables                                  1
    Roulette wheels                                              2
    Three card poker tables                                      1
    Let-it-ride tables                                           2
    Pai gow poker tables                                         2
    Keno (seats)                                                16
    Sports book                                                  1
Hotel:
    Rooms                                                      690
    Meeting areas (square feet)                             14,600
Restaurants and entertainment and cocktail lounges:
  Restaurants                                                    5
  Restaurant seats                                             454
  Cocktail lounges                                               3
Other:
  Gift shops                                                     1
  Parking facilities (cars)                                    543

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

          Marketing and Promotion. The Company promotes its gaming entertainment experience using a variety of advertising media which may include print, outdoor advertising, radio broadcast and the Internet. The Company continues to host a bus program offering a value-oriented experience to customers, primarily from the Southern California area, desiring a day or overnight trip. The Company continues to focus on maintaining its customer database by enrolling customers into its slot clubs and offering attractive promotional, cash, complimentary and retail offers.

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

sports bookmaking; card rooms and Internet gaming. The expansion of casino gaming in or near any geographic area from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that successful gaming facilities compete based on the following: location, atmosphere, quality of gaming facilities, entertainment, quality of food and beverage and value. Although the Company believes it competes favorably with respect to these factors, some of its competitors have significantly greater financial and other resources than the Company.

     The Company competes with a multitude of casino hotels in the greater Las Vegas metropolitan area. Currently, there are approximately 40 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Las Vegas gaming square footage and room capacity are continuing to increase. On the Las Vegas Strip there were no new casinos built in 2002. The only casino-related room construction completed was the Orleans 620-room expansion on West Tropicana. The most significant projects now under construction, planned for, or opened in, 2003 include: The Cannery, a 201-room property in North Las Vegas, the 716-room Tuscany on East Flamingo, and the 349-room Ritz Carlton at Lake Las Vegas. Also planned are a 1,013-room expansion to the Venetian scheduled for the summer, a 1,122 all-suite tower slated to open at Mandalay Bay in November, and the scheduled fourth quarter opening of the 825 room Westin Casuarina on the site of the former Maxim. Each of the foregoing facilities has or may have a theme and attractions that have drawn or may draw significant numbers of visitors. Moreover, most of these facilities attract or may attract primarily middle-income patrons, who are the focus of the Company's marketing strategy. Although the Company believes that these additional facilities will draw more visitors to Las Vegas, future additions, expansions and enhancements to existing properties and construction of new properties by the Company's competitors could divert additional gaming activity from the Company. There can be no assurance that the Company will compete successfully in the Las Vegas market in the future.

     Employees.   At  December  31,  2002,  the  Four  Queens  Casino   employed
approximately 880 persons, approximately 48% of whom were covered by collective bargaining agreements.

Control.

     On October 31, 1995, Elsinore and certain of its wholly owned subsidiaries filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. The resulting plan of reorganization of Elsinore and those subsidiaries (the "Plan") was confirmed on August 12, 1996 and became effective following the close of business on February 28, 1997 (the "Plan Effective Date"). Of the 4,929,313 shares of Common Stock issued pursuant to the Plan, 4,646,439 shares or 94.3% of the total outstanding were acquired by certain investment accounts (the "MWV Accounts") managed by Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV"). Of the shares which the MWV Accounts acquired, 995,280 shares were purchased at $5.00 per share under a Subscription Rights Agreement dated October 10, 1996 (the "Rights Agreement"), which was called for by the Plan. Under the Rights Agreement, a total of 1,000,000 shares of Common Stock were subscribed for at $5.00 per share and were issued on the Plan Effective Date. The other 4,720 shares were subscribed for by certain holders of the common stock that was canceled on the Plan Effective Date.

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

Spotlight 29 Casino.

     In November 1993, the Company's subsidiary, Palm Springs East Limited Partnership ("PSELP"), and the Twenty-Nine Palms Band of Mission Indians (the "Band") entered into a management contract (the "PSELP Contract"), whereby PSELP had the exclusive right to manage and operate the Spotlight 29 Casino, located near Palm Springs, California, and owned by the Band.

     In March 1995, the Band and PSELP had a dispute regarding, among other things, the terms of the PSELP Contract. As a result, PSELP lost its management position, and subsequently wrote off casino development costs of $1,037,000 and accrued interest and working capital loans of $3,500,000.

     On March 29, 1996, PSELP entered into a settlement with the Band that was approved by the Bankruptcy Court and which received final clearance by the Bureau of Indian Affairs. Pursuant to the settlement agreement, PSELP received a promissory note from the Band dated October 8, 1996, in the principal amount of $9,000,000, which was fully reserved at February 28, 1997 (the "PSELP Note").

     On October 6, 2000, PSELP entered into a release and settlement agreement (the "PSELP Agreement") with the Band. Pursuant to the terms of the PSELP Agreement, the Band is required to pay PSELP an aggregate amount of $3,500,000. In addition, pursuant to the terms of the PSELP Agreement, PSELP and the Band agreed to release each other and their respective affiliates from any and all liability, obligations rights, claims demands, actions or causes of action relating to the PSELP Note.

7 Cedars Casino.

     Elsinore, through its wholly-owned subsidiary, Olympia Gaming Corporation (collectively, with Elsinore, the "Company"), entered into a Gaming Project Development and Management Agreement (the "Olympia Agreement") dated as of September 28, 1993 with the Jamestown S'Klallam Tribe (the "JST") and JKT Gaming, Inc. ("JKT") to operate the 7 Cedars Casino (the "7 Cedars"), which is located on the Olympic Peninsula in the State of Washington and is owned by JST. Pursuant to a Loan Agreement dated November 12, 1993 among the Company, JST and JKT, as amended, and the documents related thereto (collectively, the "Loan Documents"), the Company loaned $9,000,000 (the "7 Cedars Note") to JST for the construction of 7 Cedars.

     During 1995, the Olympia Agreement was terminated by 7 Cedars. As a result, the Company recorded a reserve on the 7 Cedars Note and wrote off unamortized casino development costs and all accrued interest. During 1997, the Company wrote off the 7 Cedars Note and related reserve. The Company entered into a Settlement Agreement and Mutual Release (the "Olympia Settlement") on May 23, 2002 with JST and JKT to resolve any claims of the parties arising out of the Loan Documents. Pursuant to the Settlement, JST agreed to pay the Company $1.5 million, plus interest, over a 36 month period, with an option to prepay, at a negotiated discount, the full amount at any time prior to the end of such 36 month period. Pursuant to the Settlement, the Company, JST and JKT have each agreed to mutually release each party to the Settlement from all claims or causes of action arising from the Loan Documents and related transactions.

     The Company collected payments under the Olympia Settlement in the approximate amount of $1.3 million during 2002, as payment in full. The Las Vegas Market.

Las Vegas Market.

     Las Vegas is one of the fastest growing and largest entertainment markets in the United States. As reported by the Las Vegas Convention and Visitors Authority ("LVCVA"), for fiscal year 2002, gaming revenues in Clark County were $7.6 billion. Management believes that the number of visitors traveling to Las Vegas has increased at a significant rate, from 30.5 million visitors in 1997 to a near record 35.1 million in 2002, representing a compound annual growth rate of 2.86%; however, visitor volume decreased from 35.8 million in 2000. The negative impact to visitor volume was due, in part, to the acts of terrorism which occurred in New York City and Washington, D.C. on September 11, 2001, which disrupted travel to Las Vegas. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 4.82% from $25.0 billion in 1997 to $31.6 billion in 2002. The number of hotel and motel rooms in Las Vegas increased by approximately 20% from 105,347 in 1997 to 126,787 in 2002, surpassing 100,000 rooms in January 1997, the first market to reach that level. Despite this significant increase in the number of rooms, hotel occupancy rates on average were approximately 90.5% for the five year period from 1998 through 2002. Approximately 5,617 hotel and motel rooms are expected to be added to the Las Vegas market by 2004. The most significant projects currently under construction are the Venetian and Mandalay Bay expansions and renovation of Maxim which will reopen as the Westin Casuarina.

     The following table sets forth certain statistical information for the Las Vegas market for the years 1998 through 2002, as reported by the LVCVA.

                                               Las Vegas Market Statistics

                                      2002        2001        2000        1999        1998
                                   ----------- ----------- ----------- ----------- ------------

Visitor volume (in thousands)        35,072      35,017      35,850      33,809       30,605
Clark County gaming revenues         $7,631      $7,637      $7,671      $7,209       $6,347
 (in millions)
Hotel/motel rooms                   126,787     126,610     124,270     120,294      109,365
Average hotel occupancy rate           88.8%       88.9%       92.5%       92.1%        90.3%
Airport passenger traffic            35,009      35,180      36,866      33,669       30,227
 (in thousands)
Convention attendance                 5,105       5,014       3,853       3,773        3,302
 (in thousands)

The Downtown Market.

     General Information. Downtown Las Vegas, with its famous neon lighting and its 13 major casinos all located within close proximity of each other, attracts a significant number of loyal customers comprised of both visitors to Las Vegas and local residents.

     Results of the downtown Las Vegas casinos have been adversely affected by, among other things, the opening of themed mega-casinos on the Las Vegas Strip. In the 1989-1991 period, the opening of the Mirage and Excalibur casino/hotels depressed the growth rate of downtown Las Vegas gaming revenues. Similarly, the openings of the Bellagio, MGM Grand, Luxor, Treasure Island, Monte Carlo and New York New York casino/hotels had an adverse effect on downtown gaming revenue. In addition, the openings of Mandalay Bay, The Venetian, Paris, the MGM Grand expansion and the Aladdin, all on the Las Vegas Strip, have had a further adverse effect on downtown gaming revenue. These new casinos are primarily designed to attract high-end gaming and convention customers and are priced at rates well above those which have been or can be charged by the Four Queens Casino based on the Company's investment in that facility.

     With the proliferation of mega-casinos on the Las Vegas Strip, the Company believes that downtown Las Vegas has become increasingly appealing to the price-conscious vacationer. Four Queens attempts to offer a competitive package of rooms, restaurants and the popular gaming devices demanded by the value-oriented vacationer.

     The Fremont Street Experience. The Fremont Street Experience, a public/private downtown Las Vegas revitalization development, opened to the public December 13, 1995. The development consists of a 90 foot high, 80 foot wide celestial vault, 1,400 feet in length, spanning Fremont Street, from Main Street to Fourth Street. Fremont Street from Main Street to Las Vegas Boulevard was closed to vehicular traffic creating a pedestrian mall. The celestial vault is the framework for the largest graphic display system in the world, which uses more than two million lights and the largest sound system in the world, entertaining millions of guests with sound and light shows. Nine major entertainment venues including the Four Queens Casino connect the development offering more than 11,000 slot machines, 350 blackjack and other table games, 45 restaurants and approximately 7,000 hotel rooms. The development also includes a 1,400 space parking facility. A 250,000 square feet entertainment retail center featuring a 14-screen movie complex and a variety of restaurants and other retail outlets opened on the mall in Spring, 2002. The goal of the Fremont Street Experience is to create a special attraction for gaming customers and other visitors to Las Vegas through multiple activities which include on-going street entertainment, special events, concerts and community activities. Events can draw as many as 80,000 people. Through such attractions, the Fremont Street Experience attempts to draw visitors to the downtown area and provide competition with the larger and new gaming and entertainment complexes located on or near the Las Vegas Strip.

     The Company and several of the other downtown casino operators collectively own the Fremont Street Experience through their ownership of Fremont Street Experience LLC, which holds title to the project. The Company has a 17.65% ownership share and is responsible for a proportionate share of the project's operating costs. See Note 11 to the Consolidated Financial Statements.

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

     A beneficial holder of the registered company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the registered company's voting securities determined if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting such an investigation. Also, the Clark County Liquor Gaming Licensing Board and the City of Las Vegas have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

     Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with such person (collectively, "Licensees") and who proposes to become involved in a gaming venture outside the State of Nevada, is required to deposit with the Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Board of his participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the basis of personal unsuitability.

     The granting of any registrations, amendment of orders of registration, findings of suitability, approvals or licenses are discretionary with the Nevada Gaming Authorities. The burden of demonstrating the suitability or desirability of certain business transactions is at all times upon the applicants. Any licensing or approval process requires the submission of detailed financial, business and possibly personal information and the completion of a thorough investigation.

     New Jersey. Four Queens was granted a Casino Service Industry License by the State of New Jersey on October 7, 2002. The Four Queens' New Jersey license will expire on May 31, 2005. There can be no assurance that this license will be renewed in the future.


Item 2.  PROPERTIES.

     Except for certain small parcels of land owned in fee, the real property underlying the Four Queens Casino is leased pursuant to several long-term leases, none of which expire before October 31, 2024. An adjoining garage is occupied under a lease that expires in 2034. Such leases generally provide for annual minimum rental and adjustments relating to cost of living. The Four
Queens Casino is subject to security interests under the Company's 12.83% Mortgage Notes. See Note 8 of Notes to Consolidated Financial Statements.


Item 3.  LEGAL PROCEEDINGS.

     The Company is a party to certain claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     There is no organized or established trading market for the Common Stock. The Common Stock's prices are reported on the NASDAQ Stock Market "Bulletin Board" under the symbol ELSO. The following table sets forth, for the periods indicated, the high and low bid prices as reported, which represents inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.



                                        2002                    2001
                                        ----                    ----
                                   High      Low           High       Low
                                   ----      ---           ----       ---
           First quarter          $0.63     $0.05         $0.75      $0.20

           Second quarter          0.06      0.04          0.75       0.24

           Third quarter           0.40      0.04          0.65       0.24

           Fourth quarter          0.10      0.06          0.65       0.24

     As of the close of business on March 26, 2003, there were approximately 933 record owners of Common Stock.

     Elsinore has not paid any dividends on the Common Stock in the past two years and does not currently expect to pay any dividends in the foreseeable future.

     For information regarding our Equity Compensation Plans see Item 12 of this report.

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


Item 6.  SELECTED FINANCIAL DATA.

     Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 2002. The selected consolidated financial data as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere herein.

                                                                                 December 31,
                                                  2002              2001             2000             1999             1998
                                                  ----              ----             ----             ----             ----
                                                         (Dollars in thousands, except per share amounts)
Balance sheet data:
Total assets                                    $34,096           $32,761          $47,995          $48,793         $49,748
Current portion
  of long-term debt                                 415               603            1,178            2,079           1,906
Long-term debt, less
  current maturities                              8,625             8,684           10,093           14,264          15,548
6% Cumulative convertible
  preferred stock                                23,066            21,760           20,528           19,366          18,270

Shareholders' equity                            $19,283           $18,039          $31,608          $25,339         $24,109

Operations data:
Revenues (net)                                  $54,881           $52,839          $59,351          $55,243         $54,584
Income(loss) before
  Extraordinary items                             1,244 (c)       (13,569) (b)       6,269              960          (1,272)
Extraordinary item                                    -                 -                -                -             (77) (a)
                                                --------          --------         --------         --------        --------
Net income(loss)                                  1,244           (13,569)           6,269              960          (1,349)
Undeclared dividends on
  cumulative preferred stock                      1,306             1,232            1,162            1,096             270
                                                --------          --------         --------         --------        --------
Net income (loss) applicable
  to common shares                                 ($62)         ($14,801)          $5,107            ($136)        ($1,619)
                                                ========          ========         ========         ========        ========

Basic and diluted per share
  amounts:
Basic income (loss) before
  Extraordinary item                              ($.01)           ($2.96)           $1.02            ($.03)          ($.31)
Extraordinary item                                    -                 -                -                -            (.02)
                                                --------          --------         --------         --------        --------
Basic income (loss) per share                    ($0.01)           ($2.96)           $1.02            ($.03)          ($.33)
                                                ========          ========         ========         ========        ========

Diluted income (loss) per
  Share                                          ($0.01)           ($2.96)            $.06            ($.03)          ($.33)
                                                ========          ========         ========         ========        ========

Capital costs:
Depreciation and
  Amortization                                   $1,564  (d)       $3,954           $3,872           $3,332          $2,804
Interest expense                                  1,214             1,415            1,634            1,997           4,372
                                                --------          --------         --------         --------        --------
Capital costs                                    $2,778            $5,369           $5,506           $5,329          $7,176
                                                ========          ========         ========         ========        ========

     (a) The Company incurred approximately $77,000 in extraordinary costs associated with the buyout of its 11.5% First Mortgage Notes.

     (b) In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. See discussion in Notes of the Consolidated Financial Statements.

     (c) In connection with the Purchase Agreement, the Company recognized an additional non-cash impairment loss of approximately $324,000 during 2002. See discussion in Notes of the Consolidated Financial Statements.

     (d) In connection with the Purchase Agreement, substantially all of the assets of the Four Queens were held for sale during the first half of 2002, no depreciation was recorded on these assets for the six months ended June 30, 2002.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking. Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, expenses, development plans, capital expenditures, financing sources, the adoption of certain accounting standards and their anticipated effects on our business, financing, revenue, operations, the impact of the terrorist attacks in the United States, regulations, management's belief regarding the sufficiency of cash flow, the Company's ability to service its debt and to refinance its debt (including paying down principal and extending the maturity date) and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Among the factors that could cause actual results to differ materially are the following: declines in general economic conditions, increased labor costs, including those resulting from collective bargaining negotiations on their contract renewals, the Company's ability to refinance its debt, the Company's plan to pay down principal on its debt and to extend the maturity date of its debt, other financing needs, further terrorist attacks, the effect of war in Iraq on the travel and entertainment industries, the availability of sufficient funds for capital improvements and other risks related to such improvements, changes in gaming laws, loss of licenses or permits and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of approximately $6.3 million at December 31, 2002, as compared to approximately $4.6 million at December 31, 2001.

     During 2002, the Company's net cash provided by operating activities was $3,702,000 compared to $3,419,000 in 2001, and $8,287,000 in 2000. The decrease from 2000 to 2001 was due primarily to $6.2 million received during 2000 from 29 Palms Mission Band of Indians (the "Band") pursuant to a settlement agreement. As a result of the acts of terrorism that occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which, along with general economic conditions, have materially adversely affected our operating results since September 11, 2001. The Company cannot be certain of the impact that the events of September 11 and the subsequent war in Iraq may continue to have, if any, on future operations.

     As of December 31, 2002, the Company had the following contractual obligations and commitments:

                                                     Payments Due by Year
                   -----------------------------------------------------------------------------------------
                        2003        2004       2005       2006        2007    Thereafter         Total
                        ----        ----       ----       ----        ----    ----------         -----
Long-term debt            $-      $7,104         $-         $-          $-            $-        $7,104
Capital leases           331         223        223        223         223         5,796         7,019
Notes payable            337          53          -          -           -             -           390
Operating leases       4,096       4,012      4,012      4,000       3,997        99,111       119,228
                      ------     -------     ------     ------      ------      --------      --------
  Total               $4,764     $11,392     $4,235     $4,223      $4,220      $104,907      $133,741
                      ======     =======     ======     ======      ======      ========      ========


     The Company's 12.83% Mortgage Notes are hold by Morgens, Waterfall, Vintiadis & Company ("MWV"). Certain investment accounts of Morgens, Waterfall, Vintiadis & Company (the "MWV Accounts") own 94.3% of the outstanding Common Stock, and upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.6% of the Common Stock. The Common Stock held by the MWV Accounts is deemed beneficially owned by John
C. "Bruce" Waterfall, Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.6% of the outstanding Common Stock. The remaining .4% of the outstanding shares is widely dispersed among numerous shareholders. Mr. Waterfall is the only individual who exercises voting and investment authority over the Common Stock on behalf of any of the MWV Accounts.

     Interest on the Company's 12.83% Mortgage Notes (the "Notes") is paid in February and August, during each fiscal year, which significantly affects the Company's cash and cash equivalents in the second and fourth quarters and should be considered in evaluating cash increases or decreases in the second and fourth quarters.

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

     The Company has received a Letter of Intent from the MWV Accounts committing to extend the due date of the Notes to October 2004. Accordingly, the Company has classified the amount due on these Notes as long-term.

     In connection with the Purchase Agreement, Elsinore notified the trustee under the Company's 12.83% Mortgage Notes due 2003 (the "Notes"), that the Company was going to redeem the Notes on April 30, 2002, pursuant to the originally scheduled closing date for the Purchase Agreement with SummerGate. Both the failure to redeem the Notes on April 30, 2002 in accordance with the Company's notice to the trustee, as well as the execution of the Purchase

Agreement to sell the Four Queens assets, were defaults under the Notes. The Company obtained a waiver of such defaults on May 30, 2002. Subsequently, in connection with an amendment to the Purchase Agreement and extension of the closing date for the asset sale, the Company notified the trustee that it intended to redeem the Notes on June 30, 2002. The failure to redeem the Notes on this date was also a default under the Notes. The Company obtained a waiver of this default on August 15, 2002. Since the Purchase Agreement was terminated on June 27, 2002, the Company does not have any current plans to redeem the Notes.

     Scheduled interest payments on the Notes and other indebtedness is approximately $764,000 in 2003. Management believes that sufficient cash flow will be available to cover the Company's interest payments for the next twelve months and enable investment in forecasted capital expenditures (see description below) of approximately $2.6 million for 2003, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

     In December 2000, the Company made a principal payment on the Notes in the amount of $3 million, after the receipt of $3.5 million by Palm Springs East, L.P. ("PSELP") resulting from the settlement agreement with the Band. The Company made additional principal payments on the Notes in June 2001 in the amount of $1 million from the Company's operating cash flows and a principal payment of $2 million in January 2003 from proceeds from a settlement agreement between Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc. (the "Olympia Settlement").

     Cash flow from operations is not expected to be sufficient to pay the remaining $5.1 million of principal of the Notes at maturity on October 20, 2003, The Company intends to exchange the Existing Notes, in the same principal amount, in order to extend the maturity date of the Notes. It is anticipated that the New Notes will have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes will have a new maturity date.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended December 31, 2002 the Ratio was 3.31 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At December 31, 2002, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At December 31, 2002, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, the Company paid approximately $846,000 in connection with its ownership interest of the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company from the lender through December 31, 2003.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $1.2 million, $1.6 million and $1.7 million during 2002, 2001 and 2000, respectively. Management has budgeted mandatory and maintenance capital expenditures to be $2.6 million for the year 2003. The Company expects to finance such capital expenditures from cash on hand, cash flow and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this standard did not have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. See "Impariment Loss" in Note 1 and Note 4.

     EITF 00-14 "Accounting for Certain Sales Incentives," which became effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company offers certain incentives to its customers to encourage visitation and play at the casino. Per the consensus, with prior year restatement also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. We had historically reported the costs of such items as an expense, so these costs were reclassified to be contra-revenues in our Consolidated Statements of Operations to comply with the consensus. This reclassification had no impact on the results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion 30. The Company will adopt this Statement in fiscal year 2003 and the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue No. 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has determined that SFAS No. 146 will not have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 will not have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities". Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. FIN 46 is expected to have no impact on the Company's results of operations or financial position.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. Management periodically evaluates its policies, estimates and assumptions related to these policies. The Company operates in a highly regulated industry. The Company is subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities and self-insured medical and workers compensation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Long-lived Assets

     The Company has a significant investment in long-lived property and equipment. The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

Deferred Income Tax Assets

     We utilize estimates related to cash flow projections for the application of SFAS 109 to the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

REVENUES
     Net revenues increased by approximately $2,042,000, or 3.9%, from $52,839,000 during the 2001 period, to $54,881,000 for the 2002 period. This increase was due, in part, to payments of approximately $1.3 million received during 2002 under the Olympia Settlement, as discussed below. However, the acts of terrorism that occurred in New York City and Washington, D.C. on September

11, 2001, have resulted in a disruption in travel which management believes has continued to contribute to decreased customer visitation to our property. We have experienced declines, most noticeably in room revenues and slot revenues, which, along with general economic conditions, has adversely affected our operating results since September 11, 2001, also discussed below. Although the Company cannot be certain of the impact that the events of September 11, 2001 may continue to have, if any, on future operations, management believes that the current results compared to the periods immediately following September 11, 2001 are continuing to improve.

     Casino revenues increased by approximately $1,209,000, or 3.2%, from $38,075,000 during the 2001 period to $39,284,000 during the 2002 period. This increase was primarily due to a $1,652,000, or 21.0%, increase in table games revenue which was partially offset by a $303,000, or 1.1%, decrease in slot machine revenue, a $101,000, or 18.4%, decrease in keno revenue, a $28,000, or 20.7%, decrease in live and tournament poker revenue and a $11,000, or 1.0%, decrease in slot promotion revenue for the 2002 period. The increase in table games revenue was attributable to an increase in the win percentage of 1.1% and an increase in drop of $6,645,000, or 12.3%. The decrease in slot machine revenue was attributable to a decrease in slot coin-in of $10,029,000, or 2.1%, partially offset by an increase in the hold percentage of 0.06%. The decrease in keno revenue was attributable to a decrease in keno drop of $183,000, or 10.8%. The decrease in slot promotion revenue was due to a decrease in the average daily headcount of $21 WinsSM, a promotional slot program, of 23, or 13.4%, due to a decline in foot traffic.

     Hotel  revenues  decreased  by  approximately   $785,000,   or  8.8%,  from
$8,950,000 during the 2001 period to $8,165,000 during the 2002 period. This decrease was primarily due to a decrease in room occupancy, as a percentage of total rooms available for sale, from 86.1% for the 2001 period, to 83.1% for the 2002 period and a decrease in the average daily room rate of $1.75, from $37.19 in the 2001 period to $35.44 in the 2002 period. The overall decline in performance was primarily attributed to a reduction in individual reservations call volume which has not improved since the events of September 11, 2001 and has been affected by general economic conditions.

     Food and beverage revenues increased approximately $341,000, or 3.2%, from $10,792,000 during the 2001 period to $11,133,000 during the 2002 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other and other non-operating revenues increased by approximately $1,176,000, or 82.5%, from $1,426,000 during the 2001 period to $2,602,000 during the 2002 period. This increase was primarily due to payments received from June to October, 2002 of approximately $1.3 million under the Olympia
Settlement, partially offset, by a decrease in parking garage revenue of $53,000, or 11.2%, due to a decline in the number of cars parked.

     Promotional allowances decreased by approximately $102,000, or 1.6%, from $6,405,000 during the 2001 period to $6,303,000 during the 2002 period due to a decrease in complimentary rooms, food and beverage resulting from a decrease in casino complimentaries caused in part by decreased slot machine play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $1,147,000, or 3.2%, from $35,298,000 for the 2001 period to $36,445,000 for the 2002 period.

     Casino expenses increased $575,000, or 4.4%, from $13,021,000 during the 2001 period to $13,596,000 during the 2002 period, and expenses as a percentage of revenue increased from 34.2% to 34.6%, respectively. The increase was partially due to an increase in labor costs associated with an increase in the number of table games open for play as well as an increase in the reclassification of the cost of complimentary rooms, food and beverage reflected as a casino expense.

     Hotel expenses increased $45,000, or 0.5%, from $9,384,000 during the 2001 period to $9,429,000 during the 2002 period, and expenses as a percentage of revenue increased from 104.8% to 115.5%, respectively. The increase in expense was due, in part, to an increase in union labor costs and an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Food and beverage costs and expenses increased by approximately $300,000, or 4.2%, from $7,188,000 during the 2001 period to $7,488,000 during the 2002 period, and expenses as a percentage of revenues increased from 66.6% to 67.3%, respectively. The increase was due, in part, to an increase in union labor costs.

     Taxes and licenses increased $227,000, or 4.0%, from $5,705,000 in the 2001 period to $5,932,000 in the 2002 period as a result of corresponding increases in casino revenues.

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

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses increased $551,000, or 6.8%, from $8,122,000 during the 2001 period to $8,672,000 during the 2002 period, and, as a percentage of total net revenues, expenses increased from 15.4% to 15.8%, respectively. The increase was primarily due to expenses incurred relating to the proposed sale of the Four Queens' assets, which was ultimately not consummated.

     Rent expense increased by approximately $128,000, or 3.0%, from $4,299,000 during the 2001 period to $4,427,000 during the 2002 period, due primarily to adjustments for rent increases pursuant to the terms of our land lease agreements.

     On March 14, 2002, the Company entered into a purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. On April 5, 2002, the Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens would have been less than the carrying value of the assets that were to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss related to buildings and equipment and the remainder related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company recorded an adjustment to the impairment loss by approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that were to be purchased at March 31, 2002. For more information, see Note 4. "Impairment Loss" in the notes to the consolidated financial statements.

     During 2002, the Company incurred approximately $992,000, net, in merger and litigation costs. Approximately $2,101,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See discussion in the Notes of the Condensed Consolidated Financial Statements. The Company's directors and officers' insurance carrier reimbursed the Company's costs relating to this matter, during 2002, in the approximate amount of $1,109,000.

OTHER EXPENSES

     Depreciation and amortization expense decreased by approximately $2,390,000, or 60.4% from $3,954,000 during the 2001 period to $1,564,000 during the 2002 period. The decrease was primarily due to an adjustment in the carrying value of the Four Queens' assets previously being held for sale and through the recording of an impairment loss in prior reporting periods. Approximately $12.9 million of the impairment loss recorded during 2001 was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. The Company recorded an adjustment to the impairment loss in the first quarter of 2002 by approximately $324,000, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that would have been purchased at March 31, 2002. As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the six months ended June 30, 2002.

     Interest expense decreased by approximately $201,000, or 14.2% from $1,415,000 during the 2001 period to $1,214,000 for the 2002 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in June 2001.

NET INCOME BEFORE PROVISION FOR INCOME TAXES AND UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced net income before provision for income taxes and undeclared dividends on cumulative convertible preferred stock in the 2002 period of $1,244,000 compared to a loss of $13,569,000 in the 2001 period, an increase of $14,813,000.

2001 COMPARED TO 2000

REVENUES

     Net revenues decreased by approximately $6,513,000, or 11.0%, from $59,351,000 during the 2000 period, to $52,839,000 for the 2001 period. This decrease was primarily due to $6.2 million in payments received in 2000 under a settlement agreement with the Band and a decrease in hotel revenues offset by an increase in casino revenues. On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. As a result of such terrorist acts, there was a disruption in travel. These terrorist acts and travel disruptions resulted in decreased customer visitation to the Four Queens Casino. The Company has experienced declines, most noticeably in room and casino revenues, which has materially adversely affected our operating results since September 11, 2001 as discussed below.

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

     Food and beverage revenues increased approximately $494,000, or 4.8% from $10,298,000 during the 2000 period to $10,792,000 during the 2001 period. This increase was primarily due to an increase in cash food sales as a result of a higher average of food and beverage checks and an increase in complimentary covers of 6,212, or 6.1%.

     Other and other non-operating revenues decreased by approximately $6,711,000, or 82.5%, from $8,137,000 during the 2000 period to $1,426,000 during the 2001 period.  This decrease was primarily due to payments received in

2000 of approximately $6,191,000, under a settlement agreement with the Band and a reduction in commemorative chips taken to income of approximately $281,000.

     Promotional allowances increased by approximately $623,000, or 10.8%, from $5,782,000 during the 2000 period to $6,405,000 during the 2001 period due to a decrease in complimentary rooms, food and beverage resulting from an decrease in casino complimentaries due, in part, to decreased slot play.

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

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $1,110,000, or 12.0%, from $9,231,000 during the 2000 period to $8,121,000 during the 2001 period, and as a percentage of total net revenues, expenses decreased from 15.6% to 15.4% primarily due to a reduction in slot marketing expenses as a result of a discontinued promotion.

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

     During 2001, the Company incurred approximately $127,000 in merger and litigation costs. Approximately $370,000 was incurred as a result of litigation costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson, which was offset by a reimbursement from the Company's directors and officers' insurance carrier in the amount of $243,000.

IMPAIRMENT LOSS

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. An impairment loss was necessary as net proceeds resulting from the sale of the Four Queens would have been less than the carrying value of the assets to be sold as of December 31, 2001. Approximately $12.9 million of the impairment loss was related to buildings and equipment and the remainder was related to the impairment of reorganization value in excess of amounts allocable to identifiable assets. See discussion in the Notes of the Consolidated Financial Statements.

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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

     The Company's financial instruments include cash and long-term debt. At December 31, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at December 31, 2002. The Company does not have any variable rate debt.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

         For the years ended December 31, 2002, 2001 and 2000

                                                                       Page
                                                                       ----
Independent Auditors' Report                                            31

Consolidated Balance Sheets as of December 31, 2002 and 2001            32

Consolidated Statements of Operations for the Years
  Ended December 31, 2002, 2001 and 2000                                34

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 2002,
  2001 and 2000                                                         36

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2002, 2001 and 2000                                37

Notes to Consolidated Financial Statements                              39


     All Financial Statement Schedules are omitted because they are either not required or not applicable, or the required information is presented in the Notes to the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Elsinore Corporation
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Elsinore Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2003

                                       Elsinore Corporation and Subsidiaries
                                            Consolidated Balance Sheets
                                            December 31, 2002 and 2001
                                              (Dollars in Thousands)




                                                              2002                     2001
                                                      ---------------------    --------------------

                              Assets
Current Assets:
  Cash and cash equivalents                                    $6,333                  $4,643
  Accounts receivable, less allowance for
    doubtful accounts of $161 and $163,
    respectively                                                  416                   1,163
  Inventories                                                     418                     360
  Prepaid expenses                                              1,446                   1,165
                                                      ---------------------    --------------------
     Total current assets                                       8,613                   7,331

Property and equipment, net                                    23,515                  23,637

Other assets                                                    1,968                   1,793
                                                      ---------------------    --------------------

    Total assets                                              $34,096                 $32,761
                                                      =====================    ====================


(continued)

                                       Elsinore Corporation and Subsidiaries
                                      Consolidated Balance Sheets (continued)
                                            December 31, 2002 and 2001
                                              (Dollars in Thousands)



                                                              2002                     2001
                                                      ---------------------    --------------------

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                               $848                  $1,095
  Accrued interest                                                319                     316
  Accrued expenses                                              4,606                   4,024
  Current portion of long-term debt                               415                     603
                                                      ---------------------    --------------------
     Total current liabilities                                  6,188                   6,038

Long-term debt, less current portion                            8,625                   8,684
                                                      ---------------------    --------------------
     Total liabilities                                         14,813                  14,722
                                                      ---------------------    --------------------

Commitments and contingencies (Note 11)

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.                               23,066                  21,760
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  December 31, 2002 and 2001, respectively.                         5                       5

Additional paid-in capital                                      4,571                   5,877
Accumulated deficit                                            (8,359)                 (9,603)
                                                      ---------------------    --------------------
     Total shareholders' equity                                19,283                  18,039
                                                      ---------------------    --------------------

     Total liabilities and shareholders'
     equity                                                   $34,096                 $32,761
                                                      =====================    ====================



See accompanying notes to the Consolidated Financial Statements.

                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                              (Dollars in Thousands)



                                        Year                        Year                       Year
                                        Ended                       Ended                      Ended
                                    December 31,                December 31,               December 31,
                                        2002                        2001                       2000
                                    ------------                ------------               ------------
Revenues, net:
 Casino                                $39,284                    $38,075                    $37,051
 Hotel                                   8,165                      8,950                      9,647
 Food and beverage                      11,133                     10,792                     10,298
 Other                                   1,318                      1,426                      1,946
 Other, non-operating                    1,284                          -                      6,191
                                    ------------                ------------               ------------
   Total revenues                       61,184                     59,243                     65,133
 Promotional allowances                 (6,303)                    (6,404)                    (5,782)
                                    ------------                ------------               ------------
   Net revenues                         54,881                     52,839                     59,351
                                    ------------                ------------               ------------
Costs and expenses:
 Casino                                 13,596                     13,021                     11,847
 Hotel                                   9,429                      9,384                      9,608
 Food and beverage                       7,488                      7,188                      6,887
 Taxes and licenses                      5,932                      5,705                      5,786
 Selling, general and
   administrative                        8,672                      8,122                      9,231
 Rents                                   4,427                      4,299                      4,137
 Depreciation and
   amortization                          1,564                      3,954                      3,872
 Interest                                1,214                      1,415                      1,634
 Impairment loss                           323                     13,193                          -
 Merger and litigation
   costs                                   992                        127                         80
                                    ------------                ------------               ------------
   Total costs and
    expenses                            53,637                     66,408                     53,082
                                    ------------                ------------               ------------
Net income (loss) before
 undeclared dividends on
 cumulative preferred
 stock                                   1,244                    (13,569)                     6,269


Undeclared dividends on
 cumulative preferred
 stock                                   1,306                      1,232                      1,162
                                    ------------                ------------               ------------
Net (loss) income
  applicable to
  common                                  ($62)                  ($14,801)                    $5,107
                                    ============                ============              =============


                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Operations
                                              (Dollars in Thousands)



                                        Year                        Year                       Year
                                        Ended                       Ended                      Ended
                                    December 31,                December 31,               December 31,
                                        2002                        2001                       2000
                                    ------------                ------------               ------------
Basic and diluted (loss)
income per share:

Basic (loss) income per
 share                                   ($0.01)                     ($2.96)                     $1.02
                                    ============                ============              =============

Weighted average number of
 common shares outstanding            4,993,965                   4,993,965                  4,993,965
                                    ============                ============              =============

Diluted (loss) income  per
 share                                   ($0.01)                     ($2.96)                      $.06
                                    ============                ============              =============

Weighted average number of
 common and common share
 equivalent shares
 outstanding                          4,993,965                   4,993,965                 97,993,965
                                    ============                ============              =============



See accompanying notes to the Consolidated Financial Statements.

                                       Elsinore Corporation and Subsidiaries
                                  Consolidated Statements of Shareholders' Equity
                                   Years Ended December 31, 2002, 2001 and 2000
                                              (Dollars in Thousands)

                                Common Stock         Preferred Stock
                           ---------------------- ----------------------

                                                                                                             Total
                            Outstanding            Outstanding               Additional     Accumulated   Shareholders'
                               Shares     Amount     Shares      Amount   Paid-In-Capital     Deficit        Equity
                           ------------- -------- ------------- -------- ----------------- ------------- ---------------
Balance, January 1,
 2000                        4,929,313      $5      50,000,000   $19,366       $8,271         ($2,303)       $25,339
 Common stock issued            64,652
 Net income                                                                                     6,269          6,269
 Undeclared preferred
  Stock dividends                                                  1,162       (1,162)
                           ------------- -------- ------------- -------- ----------------- ------------- ---------------
Balance, December 31,
 2000                        4,993,965       5      50,000,000    20,528        7,109           3,966         31,608
 Net loss                                                                                     (13,569)       (13,569)
Undeclared preferred
  Stock dividends                                                  1,232       (1,232)
                           ------------- -------- ------------- -------- ----------------- ------------- ---------------
Balance, December 31,
 2001                         4,993,965       5     50,000,000    21,760        5,877          (9,603)        18,039
 Net income                                                                                     1,244          1,244
Undeclared preferred
  Stock dividends                                                  1,306       (1,306)
                           ------------- -------- ------------- -------- ----------------- ------------- ---------------
Balance, December 31,
 2002                         4,993,965      $5     50,000,000   $23,066       $4,571         ($8,359)       $19,283
                           ============= ======== ============= ======== ================= ============= ===============



See accompanying notes to the Consolidated Financial Statements.

                                       Elsinore Corporation and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)

                                                -------------------------------------------------------------------------

                                                         Year                     Year                     Year
                                                        Ended                     Ended                    Ended
                                                     December 31,             December 31,             December 31,
                                                         2002                     2001                     2000
                                                -------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                      $1,244                  ($13,569)                  $6,269
 Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities:
 Depreciation and amortization                           1,564                     3,954                    3,872
 Impairment loss                                           323                    13,193                       -
 Provision for uncollectible
  accounts                                                  29                       (14)                     108
 Changes in assets and
  liabilities:
  Accounts receivable                                      718                      (619)                      56
  Inventories                                              (58)                       34                      200
  Prepaid expenses                                        (281)                      231                     (209)
  Other assets                                            (175)                     (110)                     (14)
  Accounts payable                                        (247)                     (148)                    (560)
  Accrued expenses                                         582                       406                     (955)
  Accrued interest                                           3                        61                     (480)
                                                -----------------------  ------------------------  ----------------------
 Net cash provided by
  operating activities                                   3,702                     3,419                    8,287

Cash flows used in
investing activities:
 Capital expenditures                                   (1,190)                   (1,566)                  (1,695)

Cash flows used in financing
activities:
 Principal payments on
  long-term debt                                          (822)                   (2,218)                  (5,131)
                                                -----------------------  ------------------------  ----------------------

 Net increase (decrease) in
  cash and cash equivalents                              1,690                      (365)                   1,461

Cash and cash equivalents at
beginning of year                                        4,643                     5,008                    3,547
                                                -----------------------  ------------------------  ----------------------
Cash and cash equivalents at
end of year                                             $6,333                    $4,643                   $5,008
                                                =======================  ========================  ======================

                                       Elsinore Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)
                                              (Dollars in Thousands)

                                                  -------------------------------------------------------------------------
                                                           Year                      Year                     Year
                                                          Ended                      Ended                   Ended
                                                       December 31,              December 31,             December 31,
                                                           2002                      2001                     2000
                                                  -------------------------------------------------------------------------
Supplemental disclosure of non-
 cash investing and financing
 activities:
 Equipment purchased with
  capital lease financing                                 $575                      $234                      $59
 Undeclared preferred stock
  dividends                                             $1,306                    $1,232                   $1,162

Supplemental disclosure of cash
 activities:
 Cash paid for interest                                 $1,211                    $1,348                   $2,169
 Cash paid for income taxes                                 $1                       $51                       $2


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

Impairment Loss

     As discussed in Note 4, on March 14, 2002, Elsinore announced that its wholly owned subsidiary, Four Queens, Inc. ("Four Queens"), which operates the Four Queens Hotel & Casino ("Four Queens Casino") entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, for a purchase price, subject to certain price adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. The assets of the Four Queens constitute substantially all of the assets of Elsinore. Subsequently, on April 5, 2002, Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001. The Company recorded an additional impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement. As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the six months ended June 30, 2002.

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

                                                 Years Ended December 31,
                                               -----------------------------
                                               2002         2001        2000
                                               ----         ----        ----
                                                   (Dollars in thousands)

         Hotel                                 $1,190      $1,120     $  899
         Food & beverage                        2,931       2,738      2,617
                                               ------      ------     ------
           Total                               $4,121      $3,858     $3,516
                                               ======      ======     ======

Non-Gaming Revenue Recognition

     Hotel, food and beverage and other revenues are recognized as services are provided to customers. Advance deposits on rooms are recorded as accrued liabilities until services are provided to the customer.

Cash Equivalents

     Cash equivalents include highly liquid investments with a maturity date of 90 days or less at the date they were purchased.

Inventories

     Inventories, which include food, beverage and sundries, are stated at the lower of cost (first-in, first-out) or market.

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

Long-lived Assets

     In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

Other Assets

         Other assets consists of the following:

                                                     (Dollars in thousands)
                                                           December 31,
                                                         2002        2001
                                                         -----------------
         Secured letter of credit                        $694        $615
         Promotional gift inventory                       227         263
         Parking garage deposit                           351         364
         Security deposits on leases                      154         180
         Other                                            542         371
                                                       ------      ------
                  Total                                $1,968      $1,793
                                                       ======      ======

Income Taxes

     Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net (Loss) Income Per Common Share

     Basic per share amounts are computed by dividing net (loss) income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net (loss) income applicable to common shares by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the years ended December 31, 2002 and 2001, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for these years.

                                                                        Year Ended
                                                                    December 31, 2000
                                                  ---------------------------------------------------
                                                     Income             Shares             Per Share
                                                                                            Amounts
Basic EPS:
  Net income available to common
  shareholders                                     $5,107,000          4,993,965             $1.02
Effect of Dilutive Securities:
  Undeclared dividends on cumulative
  convertible preferred  stock                      1,162,000         93,000,000             (0.96)
                                                  ---------------------------------------------------
Diluted EPS:
  Net income available to common
  shareholders plus assumed conversions            $6,269,000         97,993,965             $0.06
                                                  ===================================================

Reclassifications

     Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. In addition, approximately $975,000 and $709,000 of subsidies paid to tour bus companies, previously shown as casino expenses, was reclassified as a reduction of casino revenues for 2001 and 2000, respectively, pursuant to EITF 00-14 "Accounting For Certain Sales Incentives". These reclassifications had no effect on the Company's net income (loss).

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets and estimated cash flows used in assessing the recoverability of long-lived assets. Actual results may differ from those estimates.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this standard did not have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 144, and the proposed sale, the Company ceased depreciation of its assets. The adoption of SFAS No. 144 did not have any other material effect on the Company's financial position or results of operations.

     EITF 00-14 "Accounting for Certain Sales Incentives," which became effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company offers certain incentives to its customers to encourage visitation and play at the casino. The consensus, with prior year restatement also required, the cost of these programs should be reported as a contra-revenue, rather than as an expense. We had historically reported the costs of such items as an expense, so these costs were reclassified to be contra-revenues in our Consolidated Statements of Operations to comply with the consensus. This reclassification had no impact on the results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion 30. The Company adopted this Statement in fiscal year 2002 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement in the fourth quarter of 2002 and the adoption of this statement did not have a material impact on its financial position and results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 will not have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities". Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. FIN 46 is expected to have no impact on the Company's results of operations or financial position.

2.       Property and Equipment

Property and equipment, net, consists of the following:


                                                December 31,           Useful
                                           2002              2001      Lives
                                           ----------------------      ------
                                           (Dollars in thousands)

         Land                               $2,800        $2,800
         Buildings                          21,308        21,283         30
         Equipment                          16,202        14,773       4 to 7
         Construction in progress               41            63
                                           -------       -------
                                            40,351        38,919
         Less accumulated depreciation      16,836        15,282
                                           -------       -------
                                           $23,515       $23,637
                                           =======       =======

In connection with the Purchase Agreement as discussed in Note 4, the Company reassessed the carrying value of its property and equipment. The Company determined, based upon the Purchase Agreement terms, that the value of property and equipment was approximately $23.6 million at December 31, 2001. Based upon the evaluation, the property and equipment was written down during 2001 by approximately $12.9 million to reflect the permanent impairment of value. Pursuant to the pending Purchase Agreement, the property and equipment was written down further during the first quarter of 2002 by approximately $324,000.

3.       Accrued Expenses

Accrued expenses consist of the following:

                                              December 31,
                                           2002         2001
                                           -----------------
                                         (Dollars in thousands)

Payroll, benefits and related              $2,550       $1,986
Gaming taxes                                  193          148
Slot club liability                           618          627
Outstanding chip and token liability          591          327
Other                                         654          936
                                           ------       ------
                                           $4,606       $4,024
                                           ======       ======

4.   Impairment Loss

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

5.       Olympia Gaming Corporation

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

     The Company collected approximately $450,000 under the Settlement between June and September of 2002. In October 2002, pursuant to certain pre-payment terms under this Settlement, the Company received approximately $834,000 as payment in full. These amounts are included in other non-operating revenues.

6.       Spotlight 29 Casino

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

     Payments received from the Band in the amount of $6,191,418 has been recorded in other non-operating revenue for the year ending 2000.

7.       Long-Term Debt

Long-term debt, including capital lease obligations, are as follows:

                                              December 31,
                                           2002         2001
                                           -----------------
                                         (Dollars in thousands)

         12.83% New Mortgage Notes         $7,104      $7,104
         Notes payable - Other                371         196
         Capital leases (see Note 8)        1,565       1,987
                                           ------      ------
                                            9,040       9,287
         Less current maturities             (415)       (603)
                                           -------     -------
                                           $8,625      $8,684
                                           ======      ======

     The Company's 12.83% Mortgage Notes are held by Morgens, Waterfall, Vintiadis & Company ("MWV"). Certain investment accounts of Morgens, Waterfall, Vintiadis & Company (the "MWV Accounts") own 94.3% of the outstanding Common Stock, and upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.6% of the Common Stock. The Common Stock held by the MWV Accounts is deemed beneficially owned by John
C. "Bruce" Waterfall, Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.6% of the outstanding Common Stock. The remaining .4% of the outstanding shares is widely dispersed among numerous shareholders. Mr. Waterfall is the only individual who exercises voting and investment authority over the Common Stock on behalf of any of the MWV Accounts.

     Interest on the 12.83% New Mortgage Notes ("Existing Notes") is payable on February 28 and August 31 of each year. The Company entered into a Third Supplemental Indenture on October 31, 2000 ("New Notes"), in which New Notes were exchanged for the Existing Notes in the same principal amount.

     The New Notes have the same terms, provisions and conditions as the Existing Notes, except that the New Notes are due in full on October 20, 2003. The New Notes are redeemable by the Company at any time at 100% of par, without premium. The Company is required to make an offer to purchase all New Notes at 101% upon any "Change of Control" as defined in the indenture governing the New Notes. The indenture also provides for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities. The New Notes are guaranteed by Elsub Management Corporation, Four Queens, Inc. and Palm Springs East Limited Partnership and are collateralized by a second deed of trust on and pledge of substantially all the assets of the Company and the guarantors.

     The Company intends to exchange the Existing Notes, in the same principal amount, in order to extend the maturity date of the Notes. It is anticipated that the New Notes will have the same terms, provisions and conditions as the Existing Notes, except that the New Notes will have a new maturity date. The Company has received a Letter of Intent from the MWV Accounts committing to extend the due date of the Notes to October 2004. Accordingly, the Company has classified the amount due on these Notes as long-term. In January 2003, the Company made an additional principal payment on the Notes in the amount of $2 million from the Company's operating cash flow and the proceeds from the Olympia Settlement.

     The Note Agreement, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the New Notes, transactions with affiliates and payment of certain restricted payments (as defined). In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The Company must also maintain a minimum amount of consolidated net worth not less than an amount equal to its consolidated net worth on February 28, 1997, which was $5 million, less $5 million. At December 31, 2002, the Company was not in compliance with a requirement pertaining to limitations on restricted payments; however, a waiver has been obtained from the lender through December 31, 2003.

     The Company has several notes for the purchase of slot machines from various slot manufacturers.

Maturities of the Company's long-term debt are as follows:

         Year Ending December 31,      (In Thousands)
                  2003                       $415
                  2004                      7,158
                  2005                          3
                  2006                          4
                  2007                          4
                  Thereafter                1,456
                                           ------
                                           $9,040
                                           ======

8.       Leases

     All non-cancelable leases have been classified as capital or operating leases. At December 31, 2002, the Company had leases for real and personal property which expire in various years through 2074. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Certain leases on real property provide for adjustments of rents based on the cost-of-living index. Buildings and equipment leased under capital leases, included in property and equipment, are as follows:

                                              December 31,
                                           2002         2001
                                           -----------------
                                         (Dollars in thousands)

     Building                             $1,364       $1,364
     Equipment                               478        2,810
                                           -----        -----
                                           1,842        4,174
     Less accumulated depreciation          (599)      (2,489)
                                          -------      -------
                                          $1,243       $1,685
                                          =======      =======

     Depreciation   of  assets  held  under   capital   leases  is  included  in
depreciation in the Consolidated Statements of Operations.

     The following is a schedule of future minimum lease payments for capital and operating leases (with initial or remaining terms in excess of one year) as of December 31, 2002:

                                           Capital       Operating
                                           Leases          Leases
                                           -------       ---------
                                            (Dollars in thousands)
     Years Ending December 31,
     2003                                   $331          $4,096
     2004                                    223           4,012
     2005                                    223           4,012
     2006                                    223           4,000
     2007                                    223           3,997
     Thereafter                            5,796          99,111
                                           -----        --------
   Total minimum lease payments            7,019        $119,228
                                                        ========

Less:    amount representing
         interest(at imputed rates
         ranging from 5.9%
         to 15.0%)                         5,454
     Present value of net
         minimum capital lease
         payments                          1,565
   Less: current maturities                (  95)
                                          -------
   Capital lease obligations,
    excluding current maturities          $1,470
                                          ======

     Rent expense recorded under operating leases for the years ended December 31, 2002, 2001 and 2000 was $4,048,000, $3,931,000 and $3,823,000 respectively.

9.       Income Taxes

     No income tax benefit related to the 2001 loss has been recorded due to the
uncertain   ability  of  the   Company  to  utilize  its  net   operating   loss
carryforwards.

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred tax liabilities are presented below:

                                                    December 31,
                                                2002            2001
                                               ----------------------
                                               (Dollars in thousands)
Deferred income tax assets:
Accounts receivable, principally
    due to allowance for doubtful accounts     $   55         $   55
Accrued compensation, principally
    due to accrual for financial
    reporting purposes                            360            335
Progressive slot and slot club accruals           447            218
Net operating loss carryforwards                2,399          2,691
General business credit carryforward,
    principally due to FICA tip
    credits generated in prior years              534            710
Income recognized for tax purposes
    on investment in partnership                1,100          1,111
Contribution deduction carryforward,
    principally due to amounts
    not deductible in prior periods                 1             24
Plant and equipment, principally due to
    differences in depreciation                     -          1,195
Reorganization items, principally due
   to amounts not currently
   deductible for tax purposes                      -              -
                                               -------        -------
Total gross deferred tax assets                 4,896          6,339
 Less valuation allowance                      (2,121)        (5,816)
                                               -------        -------
      Net deferred income tax assets            2,775            523
                                               -------        -------
Deferred tax liabilities:
 Plant and equipment, principally due to
    differences in depreciation                (2,222)             -
 Prepaid expenses, principally due to
    deduction for tax purposes                   (309)          (281)
Losses recognized for tax purposes on
    partnership investments                      (244)          (242)
                                               -------        -------
Total gross deferred income tax
    liabilities                                 2,775           (523)
                                               -------        -------
       Net deferred tax asset (liability)      $    -         $    -
                                               =======        =======

     Prior to emergence from bankruptcy following the close of business on February 28, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $79,000,000. As a result of ownership changes in prior years, Internal Revenue Code Section 382 ("Section 382") limited the amount of loss carryforward currently available to offset federal taxable income. As a result of the bankruptcy and the resulting change in ownership, only losses generated subsequent to February 28, 1997 can offset taxable income. These losses of $2,399,000 will start to expire in 2012.

     The Company had general business tax credit carryforwards for federal income tax purposes of approximately $534,000 which are available to reduce future federal income taxes, if any, through 2012. This amount does not include credits of $269,000 incurred before February 28, 1997, which may be limited by
Section 382 and may not be available for use in future periods.

10.      Benefit Plans

     Four Queens makes contributions to several multi-employer pension and welfare benefit plans covering its union employees. The plans provide defined benefits to covered employees. Amounts charged to pension cost and contributed to the plans for the years 2002, 2001 and 2000 totaled $406,776, $335,683 and $389,200 respectively. While the Company is liable for its share of unfunded vested benefits, the Company believes the amount, if any, would not be material to the consolidated financial statements.

     On October 1, 1990, the Company  instituted a savings plan qualified  under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The savings plan covers substantially all employees who are not covered by a collective bargaining agreement. Employee contributions to the savings plan are discretionary. The Company matches and contributes to each employee's account an amount equal to 25% of the employee's contributions to the savings plan up to a maximum employee contribution of 8% of each employee's gross compensation. The Company's contribution was $143,980, $122,073 and $87,200 for 2002, 2001 and
2000, respectively. There were 305, 303 and 256 current employee participants in the savings plan as of December 31, 2002, 2001 and 2000, respectively.

     Effective January 1, 2001, the Board of Directors of the Company approved a Deferred Compensation Plan for the Four Queens. Participation is limited to four Four Queens Casino executives. The Deferred Compensation Plan provides that, upon election, the executive may defer up to 100% of his annual base salary per year. The Company will match $1, for each $1 deferred, up to 10% of the executive's annual base salary. Executives become vested 33 1/3% each year and are fully-vested after three years. Upon a change in control, the Deferred Compensation Plan calls for immediate vesting and requires the distribution of all assets held under the Deferred Compensation Plan.

11.      Commitments and Contingencies

     The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC, a limited liability company of which the Company owns 17.65%, to develop the Fremont Street Experience. The Company is liable for a proportionate share of the project's operating expenses. The Company's allocated share of the operating costs of the Fremont Street Experience ($600,000 in 2002, 2001 and 2000, respectively) is expensed as incurred. The Company also shares in certain marketing cost assessments as approved by the Fremont Street Experience LLC Board of Directors. The Company's allocated share of the marketing costs of the Fremont Street Experience were $246,400, $283,800 and $262,900 for 2002, 2001 and 2000, respectively.

     The President and Executive Director of Finance of Four Queens have employment agreements with Four Queens which became effective on January 1, 2003. In the event of a change of ownership or control, the President and Executive Director of Finance of Four Queens have the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If the executive elects to terminate their respective employment agreements upon a change of ownership or control, the Four Queens must pay them an amount equal to one year's base salary and COBRA benefits. "Change of ownership or control" means that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceases to own directly or indirectly substantially all equity interests in the Four Queens; (2) the Four Queens sells 51% or more of the assets of Four Queens; or (3) the Company ceases to own directly or indirectly at least 51% of all outstanding shares of Four Queens. The President's annual compensation pursuant to his employment agreement is $255,000 and the Executive Director of Finance's annual compensation under her employment agreement is $145,000.

     The Company is a party to other claims and lawsuits. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

12.      Paulson Litigation

     Pursuant to a settlement agreement dated as of April 3, 2002, the lawsuit between the Company and certain entities controlled by Allen E. Paulson has been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total litigation and settlement costs (including the settlement payment) incurred during 2002, were approximately $992,000, net. Approximately $2,101,000 was incurred as a result of litigation and settlement costs. The Company's directors' and officers' insurance carrier reimbursed the Company's costs relating to this matter, during 2002, in the approximate amount of $1,109,000.

13.  Taxes and Licenses, Other Than Income Taxes

     Taxes and licenses, other than income taxes, principally include payroll taxes, gaming licenses and gross revenue taxes, and are summarized as follows:

                         Operating Departments
                         ----------------------
                         (Dollars in thousands)

                               Food and
          Casino     Hotel     Beverage     Other    Total
          ------     -----     --------     -----    -----
2002      $4,019      $480       $450        $983    $5,932
2001       3,757       473        412       1,063     5,705
2000       3,825       430        399       1,132     5,786

14.  Supplemental Financial Information

     A summary of additions and deductions to the allowance for doubtful accounts receivable for the years ended December 31, 2002, 2001 and 2000 follows:

                              (Dollars in thousands)
               Balance at                                 Balance
              Beginning of                               At End of
Years Ended       Year        Additions    Deductions       Year
-----------   ------------    ---------    ----------    ----------
2002              $163           $29           $31          $161
2001               282            50           169           163
2000               249           216           183           282

                                             Elsinore Corporation and Subsidiaries
                                      Selected Quarterly Financial Information (Unaudited)
                                        (Dollars in thousands, except per share amounts)


                                         ----------------------------------------------------------------------------------------
                                                                      Year ended December 31, 2002
                                         ----------------------------------------------------------------------------------------
                                               1st               2nd               3rd              4th
                                             Quarter           Quarter           Quarter          Quarter             Total
                                             -------           -------           -------          -------             -----
  Net revenues                               $13,794           $13,956           $13,135          $13,996            $54,881
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock                               837                37              (78)              448              1,244
  Undeclared dividends
   on cumulative
   preferred stock                               322               321               322              341              1,306
  Net income (loss) applicable
   to common shares                              515              (284)             (400)             107                (62)
  Basic and diluted net
   income per common
   share:
  Basic EPS                                    $0.10            ($0.06)           ($0.08)           $0.03             ($0.01)
  Diluted EPS                                   0.01            ($0.06)           ($0.08)           $0.00             ($0.01)


                                                                      Year ended December 31, 2001
                                         ----------------------------------------------------------------------------------------
                                               1st               2nd               3rd              4th
                                             Quarter           Quarter           Quarter          Quarter             Total
                                             -------           -------           -------          -------             -----
  Net revenues                               $14,345           $13,739           $12,992          $11,763            $52,839
  Net income (loss) before
   undeclared dividends
   on cumulative
   preferred stock                               826                 9              (622)         (13,782) (a)       (13,569)
  Undeclared dividends
   on cumulative
   preferred stock                               304               303               303              322              1,232
  Net income (loss) applicable
   to common shares                              522              (294)             (925)         (14,104)           (14,801)
  Basic and diluted net
   income per common
   share:
  Basic EPS                                    $0.10            ($0.06)           ($0.19)          ($2.82)            ($2.96)
  Diluted EPS                                   0.01            ($0.06)           ($0.19)          ($2.82)            ($2.96)


(a)  In connection with the Purchase Agreement (as disclosed in Note 4) the Company recognized a non-cash impairment loss of approximately $13.2 million in the fourth quarter of fiscal year ended 2001.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

     The following sets forth the names, ages and positions of each person who is a director or executive officer of the Company as well as certain key employees of the Four Queens Hotel and Casino (the "Four Queens").

Name                                  Age   Position
----                                  ---   --------
Directors and Executive Officers
--------------------------------

John C. "Bruce" Waterfall              65    Chairman of the Board

Philip W. Madow                        43    President and Director

S. Barton Jacka                        66    Treasurer, Secretary and Director

Donald A. Hinkle                       55    Director

Gina L. Contner Mastromarino           37    Principal Accounting and Financial
                                             Officer


Key Employees of the Four Queens
--------------------------------

Tjoan T. Tan                           44    Executive Director of Casino
                                             Operations, the Four Queens

Tina M. Kotula                         45    Executive Director of Marketing,
                                             the Four Queens


     John C. "Bruce" Waterfall. Mr. Waterfall joined the Board of Directors and has been Chairman of the Board of the Company since February 1997. Mr. Waterfall has been a professional money manager and analyst for the past 35 years with MWV, of which he is President, co-founder and a director. Certain investment accounts managed by MWV own 99.6% of the outstanding Common Stock, and Mr. Waterfall exercises sole voting and investment authority over that Common Stock. Mr. Waterfall is also Chairman of the Board of Olympia Gaming Corporation.

     Philip W. Madow. Mr. Madow was appointed as President and as a member of the Board of Directors of the Company in December 2000. He has been employed with the Four Queens for over 18 years, and he previously worked with Marriott Corporation, Mirage/Las Vegas and was General Manager for the flagship property of Budget Suites of America. He was appointed as the Four Queens' President and General Manager in December 2000, and is responsible for daily operations, after serving as the Four Queens' Acting General Manager since August 2000. He has also served in numerous capacities at the Four Queens including Director of Operations and Administration and Vice President of Hotel Operations since 1983. Mr. Madow has over 27 years of experience in the hospitality and gaming industry.

     S. Barton Jacka. Mr. Jacka has been the Secretary, Treasurer and a member of the Board of Directors of the Company since February 1997. Mr. Jacka is a gaming consultant and serves as chairman of the gaming compliance committees of several companies licensed by the Nevada Gaming Authorities. From 1993 to 1996, Mr. Jacka was with Bally Gaming, Inc. and Bally Gaming International, Inc., first as Director of Government Affairs and Gaming Compliance and later as Vice President. He held the position of Director of Corporate Gaming Compliance for Bally Manufacturing Corporation and then Bally's Casino Resort from 1987 to 1993. Mr. Jacka retired from the position of Chairman of the Nevada State Gaming Control Board, a position he held from 1985 to 1987, prior to entering the private sector.

     Donald A. Hinkle. Mr. Hinkle has been a member of the Board of Directors of the Company since October 2000. He has 25 years of experience in the gaming industry and has held various executive positions in the industry. He is a certified public accountant and has held gaming licenses in both Nevada and Atlantic City. Since March 2001, Mr. Hinkle has held the position of Assistant General Manager and Chief Financial Officer for the AVI Hotel and Casino, a Native American resort and casino in Laughlin, Nevada. He was originally hired as Director of Finance for the AVI Resort and Casino in May 1999. From March 1993 to September 1998, Mr. Hinkle was the Vice President of Finance and Administration of Bally Systems.

     Gina L. Contner Mastromarino. Ms. Mastromarino was appointed the Company's Principal Accounting and Financial Officer on March 29, 2001. Prior to her appointment, Ms. Mastromarino served as the Company's Assistant Secretary. Ms. Mastromarino joined the Four Queens in August 1996 and serves as the Four Queens' Executive Director of Finance. Ms. Mastromarino has nearly 16 years experience in the gaming industry. From 1993 to 1996, she held the position of Financial Controller for the Riviera Hotel & Casino in Las Vegas, and from 1989 to 1993, she held the position of Assistant Financial Controller for the Riviera Hotel and Casino in Las Vegas.

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

     Tina M. Kotula. Ms. Kotula joined the Four Queens in September 2001 and serves as the Executive Director of Marketing. Ms. Kotula has 20 years of experience in the gaming industry. From 1983 to 1995 she held the positions of Casino Marketing Manager/Special Events Manager and the Director of Marketing for the Four Queens, from 1995 to 1996 she held the position of Director of Marketing/Consultant for the Golden Gate Hotel & Casino, from 1996 to 1997 she held the position of Players Club Manager at the Fiesta Hotel & Casino, from 1997 to 1999 she held the position of Director of Marketing and Casino Marketing for Boomtown & Silverton Hotel & Casino in Las Vegas, and from 1999 to 2001 she held the position of Director of Marketing for Bayer-Brown-Bauserman Advertising and Shonkwiler-Marcoux Advertising in Las Vegas.

     There are no family relationships between any director and executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with.


Item 11. EXECUTIVE COMPENSATION.

     The  following  table  provides  certain  summary  information   concerning
compensation paid by the Company, which includes compensation paid by the Four Queens, to the Company's executive officers.

                                                                                                      Long Term
                                                                                                    Compensation
                                                           Annual Compensation                         Awards
                                             ------------------------------------------------          ------
                                                                                                     Securities         All Other
                                                                                                     Underlying       Compensation
Name and Principal Position                  Year     Salary ($)        Bonus($)      Other($)       Options (#)           ($)
---------------------------                  ----     ----------        --------      --------       -----------           ---
Philip W. Madow
  President of the Company                   2002     $240,400(3)        $90,000          *              -0-            $29,120(7)
  President and General                      2001      210,000(4)         75,000          *              -0-             24,850(8)
  Manager of the Four                        2000      145,000            22,500          *              -0-                -0-
  Queens(1)

Gina L. Contner Mastromarino                 2002     $132,220(5)         28,000          *              -0-             15,886 (9)
 Principal Accounting and                    2001      113,000(6)         28,000          *              -0-             10,000(10)
 Financial Officer of the                    2000       96,000            22,500          *              -0-             18,500(11)
 Company and Executive
 Director of Finance of the
 Four Queens (2)

* Amount did not exceed the lessor of $50,000 or 10% of annual salary and bonus.

     (1)  Mr. Madow was elected President of the Company on December 5, 2000.

     (2) Ms. Mastromarino was elected Principal Accounting and Financial Officer of the Company on March 29, 2001.

     (3) Reflects amounts earned as an employee of the Four Queens. Mr. Madow does not receive a salary for his position as the President of the Company. Includes $78,000 earned as base salary but deferred under the Four Queens' Deferred Compensation Plan.

     (4) Includes $26,900 earned as base salary but deferred under the Four Queens' Deferred Compensation Plan.

     (5) Reflects amounts earned as an employee of the Four Queens. Ms. Mastromarino does not receive a salary from her position as Principal Accounting and Financial Officer of the Company. Includes $17,000 earned as base salary but deferred under the Four Queens' Deferred Compensation Plan.

     (6) Includes $8,800 earned as base salary but deferred under the Four Queens' Deferred Compensation Plan.

     (7) Includes $25,500 of matching funds contributed by the Four Queens under the Four Queens' Deferred Compensation Plan, $2,750 of matching funds contributed by the Four Queens under the Four Queens' 401(k) Plan and $870 in life insurance premiums paid by the Four Queens.

     (8) Includes $21,000 of matching funds contributed by the Four Queens under the Four Queens' Deferred Compensation Plan, $2,600 of matching funds contributed by the Four Queens under the Four Queens' 401(k) Plan and $1,250 in life insurance premiums paid by the Four Queens.

     (9) Includes $14,500 of matching funds contributed by the Four Queens under the Four Queens' Deferred Compensation Plan, $960 of matching funds contributed by the Four Queens under the Four Queens' 401(k) Plan and $426 in life insurance premiums paid by the Four Queens.

     (10) Includes $8,600 of matching funds contributed by the Company under the Four Queens' Deferred Compensation Plan, $400 of matching funds contributed by the Four Queens under the Four Queens' 401(k) Plan and $800 in life insurance premiums paid by the Four Queens.

     (11) Ms. Mastromarino received a one-time bonus in connection with the settlement between Palm Springs East Limited Partnership, the Company's subsidiary and the Twenty-Nine Palms Band of Mission Indians.

Stock Options and Similar Rights.

     The Company did not grant any stock options or stock appreciation rights (collectively, "Stock Rights"), during 2002 nor were any Stock Rights exercised in 2002. As of February 28, 1997, all previously issued and outstanding Stock Rights were canceled.

Employment Agreements.

     Philip W. Madow and Gina L. Contner Mastromarino have employment agreements with the Four Queens.

     Under the employment agreements, which became effective on January 1, 2003, Philip W. Madow and Gina L. Contner Mastromarino are employed by the Four Queens for a period of one year. Mr. Madow's agreement may be renewed annually by the

Company's Board of Directors, and Ms. Mastromarino's agreement may be renewed annually by the Four Queens. In the event the term of the agreements expire on December 31, 2003, without renewal by the Company's Board of Directors, or by the Four Queens in the case of Ms. Mastromarino, and Mr. Madow or Ms. Mastromarino have not been terminated on or prior thereto, if either Mr. Madow or Ms. Mastromarino are terminated thereafter, without cause prior to December 31 of the next calendar year, then Mr. Madow and Ms. Mastromarino are entitled to receive their base salary, less standard withholdings and deductions, payable in biweekly installments for the remainder of such calendar year. Mr. Madow and Ms. Mastromarino may terminate the agreements at any time without cause by giving the Four Queens two weeks written notice of such termination. The Four Queens may terminate the agreements at any time without cause by giving Mr. Madow and Ms. Mastromarino written notice. If the Four Queens terminates Mr. Madow or Ms. Mastromarino's employment without cause, the Four Queens must pay an amount in severance equal to one year salary and COBRA benefits payable in biweekly installments. In the event of a change of ownership or control, Mr. Madow and Ms. Mastromarino have the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If Mr. Madow or Ms. Mastromarino elect to terminate their respective employment agreement upon a change of ownership or control, the Four Queens must pay them an amount equal to one year's base salary and COBRA benefits. "Change of ownership or control" means that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceases to own directly or indirectly substantially all equity interests in the Four Queens; (2) the Four Queens sells 51% or more of the assets of Four Queens; or (3) the Company ceases to own directly or indirectly at least 51% of all outstanding shares of Four Queens. Mr. Madow's annual compensation pursuant to his employment agreement is $255,000 and Ms. Mastromarino's annual compensation pursuant to her employment agreement is $145,000.

Incentive Bonus Plan.

     Effective January 1, 2001, the Board of Directors of the Company approved an incentive bonus plan for approximately 30 senior employees of the Four Queens ("Bonus Plan"). The Bonus Plan provides that if certain targeted earnings are met, a corresponding amount will be credited towards a bonus pool. Bonuses are expected to be paid, following annual audited results, in March of the succeeding year. The distribution of the bonus pool is discretionary. Bonuses for targets met in 2002 were paid on February 26, 2003.

Deferred Compensation Plan.

     Effective January 1, 2001, the Board of Directors of the Company approved a Deferred Compensation Plan for the Four Queens. Participation is limited to Mr. Madow, Ms. Mastromarino and two other Four Queens executives. The Deferred Compensation Plan provides that, upon election, the executive may defer up to 100% of executive's annual base salary per year. The Company will match $1, for each $1 deferred, up to 10% of the executive's annual base salary. The Deferred Compensation Plan vests over a three year period at 33.33% per year. Upon a change in control, the Deferred Compensation Plan will automatically accelerates and requires the distribution of all assets held under the Deferred Compensation Plan.

Compensation of Directors.

     Mr. Waterfall and Mr. Madow receive no compensation from the Company for serving on the Board of Directors or for attending meetings of the Board of Directors. Each of the other directors receives a payment of $6,250 in consideration for his attendance at each quarterly meeting of the Board of Directors ($25,000 annually) plus $1,000 for each additional meeting (other than meetings by telephone conference) at which his attendance is required. In addition, each member of the audit committee receives a payment of $1,000 in consideration for his attendance at each quarterly meeting of the audit committee ($4,000 annually). All directors receive reimbursement for reasonable expenses incurred in attending each meeting of the Board of Directors. Mr. Jacka receives $10,000 per year for serving as an executive officer of the Company. Separate from his duties as a director of the Company, Mr. Jacka receives $72,000 per year for serving as a consultant to the Company for gaming compliance matters.

Compensation Committee Interlocks and Insider Participation.

     The Company did not have a compensation committee in 2002. The Board of Directors made all decisions regarding executive officer compensation. Mr. Madow receives no compensation for serving as the President of the Company, but received a salary of $240,400 in his position as President and General Manager of the Four Queens. Separate from his duties as a director of the Company, Mr. Jacka receives $72,000 per year for serving as a consultant to the Company for Gaming Compliance matters, and $10,000 a year for serving as an executive officer of the Company.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

     As of March 25, 2003, the Company had two classes of voting securities, the Common Stock and the Preferred Stock. The Preferred Stock votes on an as converted basis, except with respect to the election of directors, as described above. As of March 25, 2003, the beneficial ownership of the Company's voting securities held by each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock or the Preferred Stock, is as follows:


                                                       Common Stock
                                                       ------------
                                                                                 Amount and Nature of           Percent
Name and Address of Beneficial Owner                                            Beneficial Ownership(1)         of Class
------------------------------------                                            -----------------------         --------
John C. "Bruce" Waterfall, who exercises voting and investment authority over the Common Stock owned by the MWV Accounts, as follows
(2)(3)(4)(5):
  Betje Partners                                                                     4,278,690.06                 46.1%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations                                     14,836,328.84                 77.6
  Morgens Waterfall Income Partners, L.P.                                            2,604,280.86                 34.3
  MWV Employee Retirement Plan Group Trust                                             879,022.60                 15.1
  MWV International, Ltd.                                                            3,898,515.00                 78.1

  Phoenix Partners, L.P.                                                            12,276,868.62                 71.1
  Restart Partners, L.P.                                                            10,273,330.56                 67.3
  Restart Partners II, L.P.                                                         19,677,499.86                 79.8
  Restart Partners III, L.P.                                                        16,089,026.04                 76.3
  Restart Partners IV, L.P.                                                         10,135,926.78                 67.0
  Restart Partners V, L.P.                                                           2,696,949.78                 35.1
                                                                                    -------------                 -----
         Total Beneficial Ownership of MWV Accounts                                 97,646,439.00                 99.6%
                                                                                    =============                 =====

                                                      Preferred Stock
                                                      ---------------
                                                                                 Amount and Nature of           Percent
Name and Address of Beneficial Owner                                             Beneficial Ownership(1)        of Class
------------------------------------                                             -----------------------        --------
John C. "Bruce" Waterfall, who exercises voting and investment authority over the Preferred Stock owned by the MWV Accounts, as follows (2)(3)(4)(5):
  Betje Partners                                                                      2,300,371.00                 4.6%
  Endowment Prime, L.L.C. (f/k/a)
   The Common Fund for Non-Profit Organizations                                       7,596,894.00                15.2
  Morgens Waterfall Income Partners, L.P.                                             1,400,151.00                 2.8
  MWV Employee Retirement Plan Group Trust                                              450,110.00                   *
  MWV International, Ltd.                                                                        -                   *
  Phoenix Partners, L.P.                                                              6,600,467.00                13.2
  Restart Partners, L.P.                                                              5,523,296.00                11.0
  Restart Partners II, L.P.                                                          10,579,301.00                21.2
  Restart Partners III, L.P.                                                          8,650,014.00                17.3
  Restart Partners IV, L.P.                                                           5,449,423.00                10.9
  Restart Partners V, L.P.                                                            1,449,973.00                 2.9
                                                                                     -------------               ------
         Total Beneficial Ownership of MWV Accounts                                  50,000,000.00               100.0%
                                                                                     =============               ======

*Less than 1% of the outstanding shares

     (1) The number of shares beneficially owned and the percentage of shares beneficially owned are determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and are based on 4,993,965 shares of Common Stock and 50,000,000 shares of Preferred Stock issued and outstanding respectively as of March 25, 2003. The Preferred Stock is convertible at the option of the holder into an aggregate of 93,000,000 shares of Common Stock.

     (2) The address for Mr. Waterfall and each of the MWV Accounts is 600 5th Avenue, 27th Floor, New York, New York 10020.

     (3) The following sets forth the number of shares of Common Stock that each entity owns, on an as-converted basis: Betje Partners - 4,278,690.06 (all of which may be obtained upon conversion of Preferred Stock); Endowment Prime, L.L.C. - 14,836,328.84 (which includes 14,130,222.84 shares of Common Stock which may be obtained upon conversion of Preferred Stock); Morgens Waterfall Income Partners, L.P. - 2,604,280.86 (all of which may be obtained upon conversion of Preferred Stock); MWV Employee Retirement Plan Group Trust -
879,022.60 (which includes 837,204.60 shares of Common Stock which may be obtained upon conversion of Preferred Stock); MWV International, Ltd. - 3,898,515; Phoenix Partners, L.P. - 12,276,868.62 (all of which may be obtained upon conversion of Preferred Stock); Restart Partners, L.P. - 10,273,330.56 (all of which may be obtained upon conversion of Preferred Stock); Restart Partners II, L.P. - 19,677,499.86 (all of which may be obtained upon conversion of Preferred Stock); Restart Partners III, L.P. - 16,089,026.04 (all of which may be obtained upon conversion of Preferred Stock); Restart Partners IV, L.P. - 10,135,926.78 (all of which may be obtained upon conversion of Preferred Stock); and Restart Partners V, L.P. - 2,696,949.78 (all of which may be obtained upon conversion of Preferred Stock).

     (4) Pursuant to agreements and undertakings with the Nevada State Gaming Control Board and the Nevada Gaming Commission, which were required in order for the Company's Plan of Reorganization (the "Plan") to become effective, Mr. Waterfall is the only individual who exercises voting and investment power (including dispositive power) with respect to the Common Stock owned by the MWV Accounts. Such voting and investment power is exercised pursuant to a voting trust agreement that was executed pursuant to the terms of the Plan. Morgens Waterfall Vintiadis & Company, Inc. ("MWV") and its affiliates other than Mr. Waterfall are either investment advisors to, or trustees or general partners of, the MWV Accounts. Accordingly, for purposes of the relevant rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), MWV could also be deemed the beneficial owners of the Common Stock held by the MWV Accounts. The possible attribution of such beneficial ownership of the Common Stock, expressed in number of shares, on an as-converted basis, and percent of the class, to MWV and those affiliates is as follows: MWV - 9,056,227.66 (89.6%); Endowment Prime, L.L.C. - 14,836,328.84 (77.6%); MW Capital, L.L.C. -
2,604,280.86  (34.3%);  MW Management,  L.L.C. -  12,276,868.62  (71.1%);  Prime
Group,  L.P.  -10,273,330.56  (67.3%);  Prime  Group II,  L.P.  -  19,677,499.86
(79.8%);  Prime Group III, L.P. - 16,089,026.04  (76.3%); Prime Group IV, L.P. -
10,135,926.78  (67.0%);  and Prime  Group V, L.P. -  2,696,949.78  (35.1%).  The
possible attribution of ownership of the Preferred Stock, expressed in number of shares and percent of the class, to MWV and those affiliates is as follows: MWV
- 2,750,481.00  (5.5%);  Endowment  Prime,  L.L.C. -  7,596,894.00  (15.2%);  MW
Capital,  L.L.C.  1,400,151.00  (2.8%);  MW  Management,  L.L.C.  - 6,600,467.00
(13.2%);  Prime  Group,  L.P.  -5,523,296.00  (11.0%);  Prime  Group II,  L.P. -
10,579,301.00 (21.2%); Prime Group III, L.P. - 8,650,014.00 (17.3%); Prime Group
IV, L.P. - 5,449,423.00  (10.9%); and Prime Group V, L.P. - 1,449,973.00 (2.9%).
In view of Mr. Waterfall's possession of sole voting and investment power over the Common Stock and the Preferred Stock on behalf of the MWV Accounts, these entities disclaim beneficial ownership of the Common Stock and the Preferred Stock.

     (5) The Company has relied on information provided by the MWV Accounts for beneficial ownership allocation.

Security Ownership of Management

     As of March 25, 2003, the beneficial ownership of Common Stock and Preferred Stock by each of Elsinore's directors, named executive officers and by its directors and executive officers as a group, as such ownership is known by Elsinore, is as follows:

                                                                           Amount and Nature of
Title of Class          Name of Beneficial Owner                           Beneficial Ownership        Percent of Class
--------------          ------------------------                           --------------------        ----------------
Common Stock            John C. "Bruce" Waterfall, Chairman of the
                        Board (1)                                             97,646,439 (2)                  99.6%

                        Philip W. Madow, President
                        and Director                                               -0-                          *

                        S. Barton Jacka, Secretary,
                        Treasurer and Director                                     -0-                          *

                        Donald A. Hinkle, Director                                 -0-                          *

                        Gina L. Contner Mastromarino, Executive
                        Director of Finance, Four Queens
                                                                                   -0-                          *

Common Stock            Directors and executive officers as a group
                        (7 persons)                                             97,646,439 (2)                99.6

Series A Convertible    John C. "Bruce" Waterfall, Chairman of the
Preferred               Board (1)                                               50,000,000                   100.0

Series A Convertible    Directors and executive officers as a group
Preferred               (7 persons)                                             50,000,000                   100.0

*Less than 1% of class

     (1) See note (4) to the table in Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Security Ownership of Certain Beneficial Owners.

     (2) See note (1) to the table Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Security Ownership of Certain Beneficial Owners.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to a recapitalization which took place on September 29, 1998, the MWV Accounts have beneficially owned 99.6% of the Common Stock and $7,104,000 principal amount of the Company's 12.83% Mortgage Notes.

     Mr. Jacka, a member of the Company's board of directors and an executive officer of the Company, serves as a consultant to the Company regarding gaming compliance matters. Mr. Jacka receives $72,000 per year pursuant to his consulting agreement with the Company.

     During fiscal year 2002, the MWV Accounts delivered waivers of defaults in connection with the Company's breach of certain covenants pursuant to the Company's 12.83% Mortgage Notes due 2003 (the "New Mortgage Notes"). Mr.

Waterfall, the Company's Chairman of the Board and majority stockholder, is the President, a director and a principal shareholder of MWV, which manages the MWV Accounts.

     Certain of the Company's executive officers have entered into employment agreements with the Four Queens, for more information, please see "Executive Compensation - Employment Agreements."


Item 14.  CONTROLS AND PROCEDURES.

     Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         3.  List of exhibits

         2.1*     First Amended Plan of Reorganization [2.1](5)

         2.2*     Order Confirming First Amended Plan of Reorganization [2.2](5)

         2.3*     Bankruptcy Court Order Approving Plan Documentation [2.3](6)

         2.4* Asset Purchase Agreement by and between Four Queens, Inc. and SummerGate, Inc. dated March 14, 2002 [2.4](18)

         3.1* Amended and Restated Articles of Incorporation of Elsinore Corporation [3.1](7)

         3.2*     Amended and Restated Bylaws of Elsinore Corporation [3.2](7)

         3.3*     Certificate  of   Designations,   Preferences  and  Rights  of
                  Elsinore Corporation Series A Preferred Stock [3.3](14)4.1*

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

         10.17* First Amendment to Loan Agreement, dated January 28, 1994, by and among The Jamestown S'Klallam Tribe and JKT Gaming, Inc. [10.32](3)

         10.18    Intentionally omitted

         10.19* Amended and Restated Indenture, dated as of March 3, 1997, by and among Elsinore Corporation, the Guarantors named therein and First Trust National Association, as Trustee (the "Restated Indenture") [10.23](7)

         10.20* Waiver of Compliance, dated February 27 and March 3, 1998, under the Restated Indenture [10.24](15)

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

         10.63* Deferred Compensation Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 20, 2001 [10.63](18)

         10.64* Deferred Compensation Agreement by and between Four Queens, Inc. and Jake S. Vanderlei dated January 20, 2001 [10.64](18)

         10.65* Deferred Compensation Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 20, 2001 [10.65](18)

         10.66*   Waiver of Compliance dated May 8, 2001 [10.66](21)

         10.67* Executive Employment Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 1, 2002

         10.68* Executive Employment Agreement by and between Four Queens, Inc. and Gina L. Contner dated January 1, 2002

         10.69*   Waiver of Compliance dated March 29, 2002

         10.70* Settlement Agreement and Mutual Release entered into as of April 3, 2002 by and between John Michael Paulson, as executor of the Will of Allen E. Paulson; John Michael Paulson and Nicholas Diaco, M.D., as the trustees of the Allen E. Paulson Living Trust dated December 23, 1986, as amended; R&E Gaming Corp.; Elsinore Acquisition Sub, Inc.; Riviera Acquisition Sub, Inc.; and Carlo Corporation, on the one hand, and Elsinore Corporation and Morgens, Waterfall, Vintiadis & Company, Inc., on the other. [10.70](22)

         10.71* Settlement Agreement and Mutual Release, dated May 23, 2002, by and between Olympia Gaming Corporation, a wholly-owned subsidiary of Elsinore Corporation, The Jamestown S'Klallam Tribe, and JKT Gaming, Inc. [10.71](22)

         10.72*   Waiver of Defaults [10.72](22)

         10.73*   Waiver of Defaults dated August 15, 2002 [10.73](23)

         10.74    Waiver of Compliance dated March 17, 2003

         10.75 Executive Employment Agreement by and between Four Queens, Inc. and Philip W. Madow dated January 1, 2003

         10.76 Executive Employment Agreement by and between Four Queens, Inc. and Gina L. Contner Mastromarino dated January 1, 2003

         10.77    Letter of Intent dated March 27, 2003

         21.1     Subsidiaries of Elsinore Corporation

         99.1 Certification of the President pursuant to 18 U.S.C., section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002

         99.2     Certification  of  the  Principal   Financial  and  Accounting
                  Officer pursuant to 18 U.S.C., section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002

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

     (13) Current Report on Form 8-K dated October 13, 1998

     (14) Current Report on Form 8-K dated October 13, 1998

     (15) Annual Report on Form 10-K for year end December 31, 1997

     (16) Annual Report on Form 10-K for year end December 31, 1998

     (17) Annual Report on Form 10-K for year end December 31, 2000

     (18) Annual Report on Form 10-K for year end December 31, 2001

     (19) Intentionally omitted

     (20) Quarterly Report on Form 10-Q for the nine months ended September 30, 2000

     (21) Quarterly  Report on Form 10-Q for the three  months  ended  March 31,
          2001

     (22) Quarterly Report on Form 10-Q for the six months ended June 30, 2002

     (23) Quarterly Report on Form 10-Q for the nine months ended September 30, 2002

(a) Exhibits, other than those incorporated by reference as listed in Item 14(a)(3), appear after the signature page of this report.

(b)  Current Report on Form 8-K None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELSINORE CORPORATION
                                  (Registrant)


Dated:  March 27, 2003              By:   /s/Philip W. Madow
                                          --------------------------
                                          PHILIP W. MADOW, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 27, 2003.


Name                                Title                     Date
----                                -----                     -----

 /s/John C. "Bruce" Waterfall       Chairman of the           March 27, 2003
--------------------------------    Board of Directors
John C. "Bruce" Waterfall


 /s/Philip W. Madow                 Director, President       March 27, 2003
--------------------------------    and Principal Executive
Philip W. Madow                     Officer


 /s/S. Barton Jacka                Director                   March 27, 2003
--------------------------------
S. Barton Jacka


 /s/Donald A. Hinkle                Director                  March 27, 2003
--------------------------------
Donald A. Hinkle


/s/Gina L. Contner Mastromarino     Principal Financial       March 27, 2003
--------------------------------    and Accounting Officer
Gina L. Contner Mastromarino

                                  CERTIFICATION

I, Philip W. Madow, certify that:

1.   I have reviewed this annual report on Form 10-K of Elsinore Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                             By: /s/ Philip W. Madow
                                                 -------------------------
                                                 Philip W. Madow
                                                 Principal Executive Officer

                                  CERTIFICATION

I, Gina L. Contner Mastromarino, certify that:

1.   I have reviewed this annual report on Form 10-K of Elsinore Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                          By: /s/ Gina L. Contner Mastromarino
                                              ---------------------------------
                                              Gina L. Contner Mastromarino
                                              Principal Accounting and
                                              Financial Officer