Form 10-Q
period 2003-03-31
ELSINORE CORP
filed 2003-05-15
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2003
                                    or

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

               YES            NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    TITLE OF STOCK                                       NUMBER OF SHARES
        CLASS                        DATE                  OUTSTANDING
        Common                   May 14, 2003               4,993,965

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                      For the Quarter Ended March 31, 2003



                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE

         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of                4
                  March 31, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Operations            6
                  for the Three Months Ended March 31, 2003 and
                  March 31, 2002

                  Condensed Consolidated Statement of Shareholders'          8
                  Equity for the Three Months Ended March 31, 2003

                  Condensed Consolidated Statements of Cash Flows for        9
                  the Three Months Ended March 31, 2003 and
                  March 31, 2002

                  Notes to Condensed Consolidated Financial Statements      11

         Item 2.  Management's Discussion and Analysis of                   16
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures                  25
                  About Market Risk

         Item 4.  Controls and Procedures                                   25


PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings                                         27

         Item 6.  Exhibits and Reports on Form 8-K                          27

 SIGNATURES                                                                 28

 CERTIFICATIONS                                                             29

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      Elsinore Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                    Unaudited
                             (Dollars in Thousands)


                                                  March 31,         December 31,
                                                    2003                2002
                                                ------------        ------------

                              Assets
Current Assets:
  Cash and cash equivalents                         $6,024              $6,333
  Accounts receivable, less allowance for
    doubtful accounts of $162 and $161,
    respectively                                       533                 416
  Inventories                                          383                 418
  Prepaid expenses                                   1,561               1,446
                                                ------------        ------------
    Total current assets                             8,501               8,613

Property and equipment, net                         18,522              23,515

Other assets                                         2,188               1,968
                                                ------------        ------------

    Total assets                                   $29,211             $34,096
                                                ============        ============


(continued)

                      Elsinore Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                    Unaudited
                             (Dollars in Thousands)

                                                  March 31,         December 31,
                                                    2003                2002
                                                ------------        ------------

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $1,216                $848
  Accrued interest                                      69                 319
  Accrued expenses                                   5,214               4,606
  Current portion of long-term debt                    343                 415
                                                ------------        ------------
     Total current liabilities                       6,842               6,188

Long-term debt, less current portion                 6,572               8,625
                                                ------------        ------------
     Total liabilities                              13,414              14,813
                                                ------------        ------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.                    23,407              23,066
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  March 31, 2003 and December 31, 2002,
  respectively.                                          5                   5

Additional paid-in capital                           4,230               4,571
Accumulated deficit                                (11,845)             (8,359)
                                                ------------        ------------
     Total shareholders' equity                     15,797              19,283
                                                ------------        ------------

     Total liabilities and shareholders'
     equity                                        $29,211             $34,096
                                                ============        ============





See accompanying notes to the condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)


                                                   Three              Three
                                                   Months             Months
                                                   Ended              Ended
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------
Revenues, net:
 Casino                                           $10,812             $9,793
 Hotel                                              2,297              2,186
 Food and beverage                                  3,088              2,946
 Other                                                351                321
                                               --------------     --------------
   Total revenues                                  16,548             15,246
 Promotional allowances                            (1,688)            (1,653)
                                               --------------     --------------
   Net revenues                                    14,860             13,593
                                               --------------     --------------

Costs and expenses:
 Casino                                             3,440              3,214
 Hotel                                              2,500              2,206
 Food and beverage                                  1,925              1,918
 Taxes and licenses                                 1,602              1,454
 Selling, general and
  Administrative                                    2,320              2,060
 Rents                                              1,088              1,089
 Depreciation and
  Amortization                                        788                  -
 Interest                                             234                300
 Impairment loss                                    4,449                324
 Merger and litigation costs, net                       -                191
                                               --------------     --------------
   Total costs and
    Expenses                                       18,346             12,756
                                               --------------     --------------
   Net income (loss) before undeclared
    dividends on cumulative
    convertible preferred stock                    (3,486)               837

Undeclared dividends on cumulative
 convertible preferred stock                          341                322
                                               --------------     --------------

Net income (loss) applicable
 to common shares                                 ($3,827)              $515
                                               ==============     ==============

                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Operations (continued)
                                    Unaudited


                                                   Three              Three
                                                   Months             Months
                                                   Ended              Ended
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------

Basic and diluted income (loss)
 per share:

Basic income (loss) per share                         ($.77)              $.10
                                               ==============     ==============

Weighted average number of
 common shares outstanding                        4,993,965          4,993,965
                                               ==============     ==============

Diluted income (loss) per share                       ($.77)              $.01
                                               ==============     ==============

Weighted average number of
 common and common equivalent
 shares outstanding                               4,993,965         97,993,965
                                               ==============     ==============




See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Statement of Shareholders' Equity
                                                   Three Months Ended March 31, 2003
                                                               Unaudited
                                                        (Dollars in thousands)



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
                            Shares       Amount        Shares         Amount                        Deficit            Equity
                         -------------- ---------- ---------------- ----------- --------------- ----------------- ----------------

Balance,
 January 1, 2003           4,993,965        $5        50,000,000     $23,066         $4,571         ($8,359)          $19,283

Net loss                                                                                             (3,486)           (3,486)

Undeclared preferred
stock dividends                                                          341           (341)
                         -------------- ---------- ---------------- ----------- --------------- ----------------- ----------------

Balance,
 March 31, 2003            4,993,965        $5        50,000,000     $23,407         $4,230        ($11,845)          $15,797
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

                      Elsinore Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                             (Dollars in Thousands)


                                                   Three              Three
                                                   Months             Months
                                                   Ended              Ended
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------
Cash flows from operating  activities:
 Net income (loss)                                ($3,486)              $837
 Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
   Depreciation and
     amortization                                     788                  -
   Impairment loss                                  4,449                324
   Provision for uncollectible
     accounts                                           9                  6
 Changes in assets and
   liabilities:
   Accounts receivable                               (126)              (286)
   Inventories                                         35                 20
   Prepaid expenses                                  (115)               (70)
   Other assets                                      (220)               (69)
   Accounts payable                                   368                 93
   Accrued interest                                  (250)              (224)
   Accrued expenses                                   608                937
                                               --------------     --------------
 Net cash provided by
   Operating activities                             2,060              1,568
                                               --------------     --------------

Cash flows used in investing
   Activities - capital
   Expenditures                                      (244)              (400)
                                               --------------     --------------

Cash flows used in financing
   Activities - principal
   Payments on long-term debt                      (2,125)              (251)
                                               --------------     --------------

  Net increase (decrease) in
   cash and cash equivalents                         (309)               917

  Cash and cash equivalents
   at beginning of period                           6,333              4,643
                                               --------------     --------------

  Cash and cash equivalents
   at end of period                                $6,024             $5,560
                                               ==============     ==============

                      Elsinore Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                    Unaudited
                             (Dollars in Thousands)




                                                   Three              Three
                                                   Months             Months
                                                   Ended              Ended
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------



Supplemental disclosure of non-cash investing and
  financing activities:
  Equipment purchased with capital lease financing     $-               $575

Supplemental disclosure of cash activities:
  Cash paid for interest                             $483               $524





See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

1.   Summary of Significant Critical Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Elsinore Corporation ("Elsinore" or the "Company") and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Impairment Loss

     On March 14, 2002, Elsinore announced that its wholly owned subsidiary, Four Queens, Inc., which operates the Four Queens Hotel & Casino ("Four Queens") entered into a definitive asset purchase agreement (the "Purchase Agreement") for the sale of substantially all of Four Queens Casino's assets, including the hotel and casino, to SummerGate, Inc., a Nevada corporation, ("SummerGate") for a purchase price, subject to certain price adjustments, of approximately $22 million, plus the value of cash on hand and the assumption of certain liabilities. The assets of Four Queens constitute substantially all of the assets of Elsinore. Subsequently, on April 5, 2002, Four Queens amended the Purchase Agreement to, among other things, extend the termination date to June 30, 2002, and reduce the $22 million purchase price to approximately $21.15 million (plus the value of cash on hand and the assumption of certain liabilities) if the sale of assets was consummated after May 7, 2002.

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $324,000 in the first quarter of 2002, due to the amendment of the Purchase Agreement. As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the three months ended March 31, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 were depreciated effective July 1, 2002.

     As discussed in Note 5, on April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement (the "Stock Purchase Agreement") for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC Casino Enterprises, Inc., a Nevada corporation, ("TLC") for a purchase price of approximately $20.5 million.

     In connection with the execution of the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $4.4 million during the first quarter of 2003. An impairment loss was necessary as carrying values of the assets to be sold as of March 31, 2003 were greater than the fair market value of the assets.

Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2003, the results of its operations for the three months ended March 31, 2003 and March 31, 2002, and the results of its cash flows for the three months ended March 31, 2003 and March 31, 2002. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Recently Issued Accounting Standards

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 did not have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities". Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. The Company has determined that FIN No. 46 did not have a material impact on its financial position or results of operations.

Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss for the three month period ended March 31, 2003, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for this period.


                                                      Three Months Ended
                                                        March 31, 2002
                                         ---------------------------------------
                                           Income         Shares      Per Share
                                                                       Amounts
                                         ---------------------------------------
Basic EPS:
  Net income available to common
  shareholders                            $515,000       4,993,965      $0.10
Effect of Dilutive Securities:
  Cumulative convertible preferred
  stock                                    322,000      93,000,000      (0.09)
Diluted EPS:
                                         ---------------------------------------
  Net income available to common
  shareholders plus assumed conversions   $837,000      97,993,965      $0.01
                                         =======================================

2.   Income Taxes

     Due to the Company's regular tax and alternative minimum tax net operating losses, the Company is not expected to pay federal income taxes for the year ended December 31, 2003. Accordingly, the Company has not recorded a provision for income taxes in the accompanying Condensed Consolidated Financial Statements.

3.   Commitments and Contingencies

     The Company and seven other downtown Las Vegas property owners, who together operate ten casinos, have formed the Fremont Street Experience LLC, a limited liability company of which the Company owns 17.65%, to develop the Fremont Street Experience. The Company is liable for a proportionate share of the project's operating expenses.

     The President and Executive Director of Finance of Four Queens have employment agreements with Four Queens which became effective on January 1, 2003. In the event of a change of ownership or control, the President and Executive Director of Finance of Four Queens have the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If the executive elects to terminate their respective employment agreement upon a change of ownership or control, the Four Queens must pay them an amount equal to one year's base salary and COBRA benefits. "Change of ownership or control" means that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceases to own directly or indirectly substantially all equity interests in the Four Queens; (2) the Four Queens sells 51% or more of the assets of Four Queens; or (3) the Company ceases to own directly or indirectly at least 51% of all outstanding shares of Four Queens. The President's annual compensation pursuant to his employment agreement is $255,000 and the Executive Director of Finance's annual compensation under her employment agreement is $145,000. These employment agreements are required to be terminated pursuant to the Stock Purchase Agreement as discussed in Note 5 below, prior to consummation of the sale of Four Queens.

     The Company is a party to other claims and lawsuits that arose in the ordinary course of business. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

4.   Paulson Litigation

     Pursuant to a settlement agreement dated as of April 3, 2002, the lawsuit between the Company and certain entities controlled by Allen E. Paulson has been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Total merger and litigation expense incurred during the first quarter of 2002, was approximately $191,000, net.

5.   Impairment Losses

     On March 14, 2002, the Company entered into the Purchase Agreement with SummerGate, Inc. pursuant to which the Four Queens proposed to sell substantially all of its assets to SummerGate, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and an impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement.

     On June 27, 2002, the Four Queens terminated the Purchase Agreement and sent written notice to SummerGate of such termination.

     On April 29, 2003, the Company announced that it entered into the Stock Purchase Agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a purchase price of approximately $20.5 million.

     The stock of the Four Queens constitutes substantially all of the assets of Elsinore. Upon the consummation of the sale of the stock of the Four Queens, Elsinore will not have an operating asset. While the Board of Directors of Elsinore has not yet adopted a formal plan of dissolution, it anticipates that, following the sale of the Four Queens, it will adopt a plan of dissolution and begin the process of winding-up and dissolving Elsinore. Elsinore anticipates that the proceeds from the sale will be used to pay outstanding indebtedness, and to pay any accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock"). Following the payment with respect to the accrued and unpaid dividends, Elsinore anticipates that the holders of the Preferred Stock will exercise their right to convert their shares of Preferred Stock into shares of common stock of Elsinore ("Common Stock"), pursuant to the terms of the Preferred Stock. At March 31, 2003, the outstanding long-term debt of Elsinore was approximately $5.1 million. In addition, as of March 31, 2003, Elsinore had outstanding approximately
50,000,000 shares of Preferred Stock, with accumulated dividends of approximately $5.4 million. Following conversion of the Preferred Stock, Elsinore would have approximately 940 Common Stock holders. After establishing an adequate reserve for the wind-up of Elsinore's affairs, any remaining funds are expected to be paid to the holders of Elsinore's Common Stock on a pro rata basis. Once all remaining obligations have been satisfied and Elsinore is dissolved, the remaining assets, if any, are expected to be distributed a second time to Elsinore's Common Stock holders.

     The beneficial owner of a majority of Elsinore's capital stock, who exercises voting and investment authority over 100% of the Preferred Stock and approximately 99.6% of Common Stock (on an as-converted basis), has agreed to deliver a written consent representing all of his shares of Elsinore's capital stock to approve the sale of the stock of the Four Queens on or about May 30, 2003, assuming that the definitive stock purchase agreement remains in effect and has not been terminated in accordance with its terms.

     Consummation of the sale is subject to a number of conditions, including receipt of required regulatory approvals, including approval of the Nevada Gaming Commission, and other gaming approvals, and the distribution of the Information Statement to Elsinore's shareholders pursuant to Securities and Exchange Commission ("SEC") rules and regulations. There can be no assurance that the conditions to the sale will be satisfied or that the sale of the Four Queens will be consummated.

     In connection with the execution of the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $4.4 million during the first quarter of 2003. An impairment loss was necessary under the provision of Statement on Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), as the carrying values of the net assets to be sold as of March 31, 2003 ($24.9 million) were greater than the fair market value of the assets ($20.5 million). In accordance with SFAS No. 144, the Company will cease depreciation of these assets beginning on April 29, 2003.

6.   Preferred Stock

     On September 29, 1998, as part of a recapitalization, the Company issued to certain investment accounts of Morgens, Waterfall, Vintiadis & Company (the "MWV Accounts") 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted, and (iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock.

7.   Long-term Debt

     Long-term debt, including capital lease obligations, are as follows:



                                          March 31, 2003      December 31, 2002
                                        ------------------   -------------------
                                                     (In Thousands)

         12.83% Mortgage Notes                $5,104                $7,104

         Notes payable - other                   279                   371

         Capital leases                        1,532                 1,565
                                              -------               -------
                                               6,915                 9,040

         Less current maturities                (343)                 (415)
                                              -------               -------
                                              $6,572                $8,625
                                              =======               =======

     In January 2003, the Company made an additional principal payment on the 12.83% Mortgage Notes in the amount of $2 million.

     The Company has received a Letter of Intent from the MWV Accounts committing to extend the due date of the Mortgage Notes to October 2004. Accordingly, the Company has classified the amount due on these Notes as long-term.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

     This  discussion  and  analysis  should  be read in  conjunction  with  the
Condensed   Consolidated  Financial  Statements  and  notes  thereto  set  forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company's expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Company's plan to sell Four Queens and the Company's expectations, beliefs and future plans following the sale of Four Queens. These statements may also include information about the Company's adoption of certain accounting standards and their anticipated effects on our business, financing, revenue, operations, regulations, management's belief regarding the sufficiency of cash flow, the Company's ability to service its debt and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Among the factors that could cause actual results to differ materially are the following: expenses incurred in the course of completing the sale of Four Queens, failure of any of the parties to meet closing conditions or otherwise fail to consummate the transaction, changes in the use of proceeds from the sale, liabilities and indemnification obligations which may be incurred by the Company, actions taken or omitted by third parties, declines in general economic conditions, increased labor costs, including those resulting from collective bargaining negotiations on their contract renewals, the Company's ability to refinance its debt, the Company's plan to pay down principal on its debt and to extend the maturity date of its debt, other financing needs, further terrorist attacks, the effect of war in Iraq on the travel and entertainment industries, the effect of the SARS epidemic on the travel and entertainment industries, the availability of sufficient funds for capital improvements and other risks related to such improvements, changes in gaming laws, loss of licenses or permits and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

     The following tables sets forth certain operating information for the Company for the three months ended March 31, 2003 and 2002. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                           Three Months Ended                      Three Months Ended
                                                             March 31, 2003                          March 31, 2002
                                                   -----------------------------------     -----------------------------------
                                                      (Dollars in                             (Dollars in
                                                       thousands)             %                thousands)               %
                                                   ----------------    ---------------     ----------------    ---------------
Revenues, net:
   Casino                                               $10,812             72.8%                $9,793             72.0%
   Hotel                                                  2,297             15.5%                 2,186             16.1%
   Food and beverage                                      3,088             20.8%                 2,946             21.7%
   Other                                                    351              2.4%                   321              2.4%
                                                   ----------------    ---------------     ----------------    ---------------
     Total revenue                                       16,548            111.4%                15,246            112.2%
   Promotional allowances                                (1,688)           (11.4%)               (1,653)           (12.2%)
                                                   ----------------    ---------------     ----------------    ---------------
     Net revenues                                        14,860            100.0%                13,593            100.0%
                                                   ----------------    ---------------     ----------------    ---------------
Costs and expenses:
   Casino                                                 3,440             31.8%                 3,214             32.8%
   Hotel                                                  2,500            108.8%                 2,206            100.9%
   Food and beverage                                      1,925             62.3%                 1,918             65.1%
   Taxes and licenses                                     1,602             10.8%                 1,454             10.7%
   Selling, general and
     Administrative                                       2,320             15.6%                 2,060             15.2%
   Rents                                                  1,088              7.3%                 1,089              8.0%
   Depreciation and
     Amortization                                           788              5.3%                     -  (1)          .0%
   Interest                                                 234              1.6%                   300              2.2%
   Impairment loss                                        4,449             29.9%                   324              2.4%
   Merger and litigation costs,
     Net                                                      -                0%                   191              1.4%
                                                   ----------------    ---------------     ----------------    ---------------
     Total costs and expenses                            18,346            123.5%                12,756             93.8%
                                                   ----------------    ---------------     ----------------    ---------------

   Net income (loss) before
    Undeclared dividends on
    Cumulative convertible                               (3,486)           (23.5%)                  837              6.2%
    Preferred stock

   Undeclared dividends on
    Cumulative convertible
    Preferred stock                                         341              2.3%                   322              2.4%
                                                   ----------------    ---------------     ----------------    ---------------

   Net income (loss) applicable
    To common shares                                     (3,827)           (25.8%)                  515              3.8%
                                                   ----------------    ---------------     ----------------    ---------------

(1) As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the three months ended March 31, 2002.

                   THREE MONTHS ENDED MARCH 31, 2003 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

REVENUES

     Net revenues increased by approximately $1,267,000, or 9.3%, from $13,593,000 during the 2002 period, to $14,860,000 for the 2003 period. This increase was due, in part, to an increase in casino revenues, as discussed below.

     Casino revenues increased by approximately $1,019,000, or 10.4%, from $9,793,000 during the 2002 period to $10,812,000 during the 2003 period. This increase was primarily due to a $772,000, or 11.3%, increase in slot machine revenue, a $245,000, or 9.5%, increase in table games revenue, and a $21,000, or 7.6%, increase in slot promotion revenue, partially offset by a $18,000, or 13.6%, decrease in keno revenue. The increase in slot machine revenue was attributable to an increase in slot coin-in of $3,659,000, or 3.1%, and an increase in the hold percentage of 0.46%. The increase in table games revenue was attributable to an increase in the win percentage of 0.05% and an increase in drop of $1,458,000, or 9.2%. The increase in slot promotion revenue was due to an increase in the average daily headcount of $21 WinsSM, a promotional slot program, of 12, or 7.8%, due to an increase in foot traffic. The decrease in keno revenue was attributable to a decrease in keno drop of $18,000, or 4.3%.

     Hotel  revenues  increased  by  approximately   $111,000,   or  5.1%,  from
$2,186,000 during the 2002 period to $2,297,000 during the 2003 period. This increase was primarily due to an increase in room occupancy, as a percentage of total rooms available for sale, from 88.7% for the 2002 period, to 91.8% for the 2003 period and an increase in the average daily room rate of $1.30, from $36.28 in the 2002 period to $37.58 in the 2003 period. The overall improvement in performance was primarily attributed to an increase in individual reservations call volume which has improved since the events of September 11, 2001 which affected call volumes during the first quarter of 2002.

     Food and beverage revenues increased approximately $142,000, or 4.8%, from $2,946,000 during the 2002 period to $3,088,000 during the 2003 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $30,000, or 9.3%, from $321,000 during the 2002 period to $351,000 during the 2003 period. This increase was primarily due to an increase in tenant income, partially offset, by a decrease in parking garage revenue, due to a decline in the number of cars parked.

     Promotional allowances increased by approximately $35,000, or 2.1%, from $1,653,000 during the 2002 period to $1,688,000 during the 2003 period due to an increase in complimentary rooms and food and beverage primarily resulting from an increase in table games and slot machine play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $675,000, or 7.7%, from $8,792,000 for the 2002 period to $9,467,000 for the 2003 period.

     Casino expenses increased $226,000, or 7.0%, from $3,214,000 during the 2002 period to $3,440,000 during the 2003 period; however, expenses as a percentage of revenue decreased from 32.8% to 31.8%, respectively. The increase in expenses was partially due to an increase in labor costs associated with culinary union benefits and an increase in the number of table games open for play, an increase in promotional gifts, and an increase in the reclassification of the cost of complimentary rooms, food and beverage reflected as a casino expense.

     Hotel expenses increased $294,000, or 13.3%, from $2,206,000 during the 2002 period to $2,500,000 during the 2003 period, and expenses as a percentage of revenue increased from 100.9% to 108.8%, respectively. The increase in expense was due, in part, to an increase in union labor costs and an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Taxes and licenses increased $148,000, or 10.2%, from $1,454,000 in the 2002 period to $1,602,000 in the 2003 period as a result of corresponding increases in casino revenues.

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

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses increased $260,000, or 12.6%, from $2,060,000 during the 2002 period to $2,320,000 during the 2003 period, and, as a percentage of total net revenues, expenses increased from 15.2% to 15.6%, respectively. The increase was primarily due to expenses incurred relating to the recently announced sale of the Four Queens' capital stock and an increase in marketing expenses.

     On March 14, 2002, the Company entered into a purchase agreement (the "Purchase Agreement") for the sale of substantially all of the assets of Four Queens, Inc., which operates the Four Queens Hotel & Casino (the "Four Queens") including the hotel and casino, to SummerGate, Inc., a Nevada corporation ("SummerGate"). In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and subsequently recorded an additional impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that were to be purchased at March 31, 2002.

     On June 27, 2002, the Four Queens terminated the Agreement and began depreciating the fixed assets on July 1, 2002.

     On April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement (the "Stock Purchase Agreement") for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC Casino Enterprises, Inc., a Nevada corporation, for a purchase price of approximately $20.5 million.

     In connection with the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $4.4 million during the first quarter of 2003. An impairment loss was necessary as carrying value of the assets to be sold as of March 31, 2003 was greater than the fair market value of the assets. See Note 5 to the Condensed Consolidated Financial Statements.

     During 2002, the Company incurred approximately $191,000, net, in merger and litigation costs. Approximately $742,000 was incurred as a result of litigation costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See Note 4 to the Condensed Consolidated Financial Statements. $551,000 offset this expense for a receivable due from the Company's directors and officers insurance carrier.

OTHER EXPENSES

     Depreciation and amortization expense increased by approximately $788,000 from $0 during the 2002 period to $788,000 during the 2003 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. If assets had not been held for sale, depreciation would have been approximately $1,011,000 during the first quarter of 2002.

NET INCOME BEFORE UNDECLARED DIVIDENDS ON CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As a result of the factors discussed above, the Company experienced a net loss before undeclared dividends on cumulative convertible preferred stock in the 2003 period of $3,486,000 compared to net income of $837,000 in the 2002 period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of approximately $6.0 million at March 31, 2003, as compared to approximately $6.3 million at December 31, 2002.

     During the first three months of 2003, the Company's net cash provided by operating activities was $2.0 million compared to $1.6 million in the first three months of 2002. As a result of the acts of terrorism that occurred in New York City and Washington, D.C. on September 11, 2001, there have been disruptions in travel, which have resulted in decreased customer visitation to our property. We have experienced declines, most noticeably in room and casino revenues, which, along with general economic conditions, the war in Iraq, and the recent SARS epidemic, have materially adversely affected our operating results since September 11, 2001. Although the Company has shown some improvement in operating results since the events of September 11, 2001, the Company cannot be certain of the impact that the events of September 11, 2001, the subsequent war in Iraq and the SARS epidemic may have, or continue to have, if any, on future operations.

     The following table summarizes our obligations and commitments as of March 31, 2003:

                                                                    Payments Due by Year
                                                                   (Amounts in Thousands)
                            ---------------------------------------------------------------------------------------------
                                  2003         2004        2005        2006        2007        Thereafter          Total

Long-term debt                      $-       $5,104          $-          $-          $-                $-         $5,104
Capital leases                     290          223         223         223         223             5,796          6,978
Notes payable                      239           53           -           -           -                 -            292
Operating leases
                                 3,071        4,012       4,012       4,000       3,997            99,111        118,203
Total                           $3,600       $9,392      $4,235      $4,223      $4,220          $104,907       $130,577

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

     In connection with the Purchase Agreement, Elsinore notified the trustee under the Notes, that the Company was going to redeem the Notes on April 30, 2002, pursuant to the originally scheduled closing date for the Purchase Agreement with SummerGate. Both the failure to redeem the Notes on April 30, 2002 in accordance with the Company's notice to the trustee, as well as the execution of the Purchase Agreement to sell the Four Queens assets, were defaults under the Notes. The Company obtained a waiver of such defaults on May 30, 2002. Subsequently, in connection with an amendment to the Purchase
Agreement and extension of the closing date for the asset sale, the Company notified the trustee that it intended to redeem the Notes on June 30, 2002. The failure to redeem the Notes on this date was also a default under the Notes. The Company obtained a waiver of this default on August 15, 2002. Upon consummation of the sale of Four Queens, the Company plans to redeem the Notes pursuant to the Stock Purchase Agreement.

     Scheduled interest payments on the Notes and other indebtedness is approximately $655,000 in 2003. Management believes that sufficient cash flow will be available to cover the Company's interest payments for the next twelve months and enable investment in forecasted capital expenditures (see description below) of approximately $2.6 million for 2003, of which $500,000 is expected to be financed. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

     In January 2003, the Company made a principal payment on the Notes in the amount of $2 million from proceeds from a settlement agreement between Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc. (the "Olympia Settlement").

     Upon consummation of the sale of Four Queens, the Company expects to pay off the remaining $5.1 million of principal on the Notes due October 20, 2003. However, there can be no assurance that the sale of the Four Queens will be consummated. If the sale of the assets of Four Queens is not consummated, cash flow from operations is not expected to be sufficient to pay the remaining $5.1 million of principal of the Notes at maturity; however, the Company has received a Letter of Intent from the MWV Accounts committing to extend the due date of the Notes to October 2004. The Company intends to exchange the Existing Notes, in the same principal amount, in order to extend the maturity date of the Notes. It is anticipated that the New Notes will have the same terms, provisions, and conditions as the Existing Notes, except that the New Notes will have a new maturity date.

     A note agreement executed in connection with the issuance of the Notes, among other things, places significant restrictions on the incurrence of additional indebtedness by the Company, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments. In order for the Company to incur additional indebtedness or make a restricted payment, the Company must, among other things, meet a specified consolidated fixed charges coverage ratio and have earned an EBITDA in excess of $0. The ratio is defined as the ratio (the "Ratio") of aggregate consolidated EBITDA to the aggregate consolidated fixed charges for the twelve-month reference period. As of the reference period ended March 31, 2003 the Ratio was 3.96 to 1.00 and the Company was in compliance. Pursuant to covenants applicable to the Company's Notes and Third Supplemental Indenture, the Company is required to maintain a minimum consolidated fixed charges coverage ratio of 1.25 to 1.00. At March 31, 2003, the Company was in compliance with the Ratio requirements. The Company must also maintain a minimum consolidated net worth of not less than an amount equal to its consolidated net worth on the Effective Date of the Plan, less $5 million. At March 31, 2003, the Company was in compliance with the minimum net worth requirements; however, the Company was not in compliance with a covenant pertaining to limitations on restricted payments. Specifically, the Company paid approximately $848,000 in connection with its ownership interest of the Fremont Street Experience, while the note agreement limited such payments to $600,000. A waiver has been obtained by the Company from the lender through October 20, 2004.

     Management considers it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $244,000 and $400,000 during 2003 and 2002, respectively. Management has budgeted mandatory and maintenance capital expenditures to be $2.6 million for the year 2003 and expects to make such expenditures, pursuant to its budget, up until the consummation of the sale of Four Queens. The Company expects to finance such capital expenditures from cash on hand, cash flow and lease financing. Based upon current operating results and cash on hand, the Company estimates it has sufficient operating capital to fund its operations and capital expenditures for the next twelve months, or until consummation of the sale of Four Queens. The Company's ability to make such expenditures is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions, the consummation of the sale of Four Queens, and financial business and other factors, certain of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 did not have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities". Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. The Company has determined that FIN No. 46 did not have a material impact on its financial position or results of operations.


CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. Management periodically evaluates its policies, estimates and assumptions related to these policies. The Company operates in a highly regulated industry. The Company is subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities and self-insured medical and workers' compensation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Long-lived Assets

     The Company has a significant investment in long-lived property and equipment. We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model.

     There are several estimates, assumptions and decisions in measuring impairments of fixed assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

     See Note 5 in the Notes to Condensed Consolidated Financial Statements for a discussion of impairments recorded in 2001, 2002 and 2003. On April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC Casino Enterprises, Inc., a Nevada corporation, for a purchase price of approximately $20.5 million. In connection therewith, we reviewed our assets for potential impairment, and determined that an impairment was indicated. Other than these items, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary financial instruments include cash and long-term debt. At March 31, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates and long-term fixed rate borrowings represented approximately 95% of our total borrowings. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall market risk exposure at March 31, 2003. A 1% increase in interest rates would not have a material effect on net income.


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

                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION


Item 1:  Legal Proceedings.

         None.

Item 6.  (a)   Exhibits and Reports

         10.78    Waiver of Compliance dated May 12, 2003.

         99.1     Certification of the President pursuant to 18 U.S.C.,
                  section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C., section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Forms 8-K filed during this quarter

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



Dated:  May 14, 2003

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

Date:  May 14, 2003



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

Date:  May 14, 2003




                                     /s/ Gina L. Contner Mastromarino
                                     Gina L. Contner Mastromarino
                                     Principal Financial and Accounting Officer