Form 10-Q
period 2003-06-30
ELSINORE CORP
filed 2003-08-19
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________

                          Commission File Number 1-7831

                              ELSINORE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                                    88-0117544
                  ------                                    ----------
        (State or Other Jurisdiction                      (IRS Employer
      of Incorporation or Organization)                 Identification No.)


         2330 PASEO DEL PRADO, SUITE C308, LAS VEGAS, NEVADA         89102
         ------------------------------------------------------------------
             (Address of Principal Executive Offices)             (Zip Code)


                                  702/387-5115
                                  ------------
              Registrant's Telephone Number (Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES [X]          NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           YES [ ]          NO [X]

                     202 Fremont Street, Las Vegas, NV 89101
                     ---------------------------------------
                  Former Address, if changed since last report


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     TITLE OF STOCK                                         NUMBER OF SHARES
         CLASS                       DATE                     OUTSTANDING
     --------------             ---------------             ----------------
         Common                 August 18, 2003                4,993,965

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                       For the Quarter Ended June 30, 2003



                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:                                           PAGE
------------------------------                                            ----
     Item 1. Unaudited Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets as of                   3
              June 30, 2003 and December 31, 2002

             Condensed Consolidated Statements of Operations               5
              for the Three Months Ended June 30, 2003 and
              June 30, 2002

             Condensed Consolidated Statements of Operations               6
              for the Six Months Ended June 30, 2003 and
              June 30, 2002

             Condensed Consolidated Statement of Shareholders'             7
              Equity for the Six Months Ended June 30, 2003

             Condensed Consolidated Statements of Cash Flows for           8
              the Six Months Ended June 30, 2003 and
              June 30, 2002

             Notes to Condensed Consolidated Financial Statements          9

     Item 2. Management's Discussion and Analysis of                      16
             Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures                     29
             About Market Risk

     Item 4. Controls and Procedures                                      30


PART II. OTHER INFORMATION:
--------------------------

     Item 6. Exhibits and Reports on Form 8-K                             31

 SIGNATURES                                                               32

 CERTIFICATIONS                                                           33

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                                 Elsinore Corporation and Subsidiaries
                                                 Condensed Consolidated Balance Sheets

                                                               Unaudited
                                                        (Dollars in Thousands)


                                                                           June 30,               December 31,
                                                                             2003                     2002
                                                                     ----------------------   ---------------------

                              Assets
Current Assets:
  Cash and cash equivalents                                                          $407                    $1,795
  Accounts receivable, net                                                             15                        15
  Prepaid expenses                                                                     91                        61
  Assets of discontinued operations
    held for sale                                                                  28,118                    32,215
                                                                     ---------------------    ----------------------
    Total current assets                                                           28,631                    34,086

Other assets                                                                           10                        10
                                                                     ---------------------    ----------------------

    Total assets                                                                  $28,641                   $34,096
                                                                     =====================    ======================


(continued)

                                                 Elsinore Corporation and Subsidiaries
                                           Condensed Consolidated Balance Sheets (continued)

                                                               Unaudited
                                                        (Dollars in Thousands)

                                                                               June 30,               December 31,
                                                                                 2003                     2002
                                                                         ----------------------    --------------------

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                          $5                      $-
  Accrued interest                                                                         230                     317
  Accrued expenses                                                                          59                      31
  Current portion of long-term debt                                                          8                       8
  Liabilities of discontinued operations
    held for sale                                                                        7,619                   7,353
                                                                         ----------------------    --------------------
     Total current liabilities                                                           7,921                   7,709

Long-term debt, less current portion                                                     5,104                   7,104
                                                                         ----------------------    --------------------
     Total liabilities                                                                  13,025                  14,813
                                                                         ----------------------    --------------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no
  par value.  Authorized, issued and
  outstanding 50,000,000 shares.                                                        23,748                  23,066
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  June 30, 2003 and December 31, 2002,
  respectively.                                                                              5                       5

Additional paid-in capital                                                               3,889                   4,571
Accumulated deficit                                                                   (12,026)                 (8,359)
                                                                         ----------------------    --------------------
     Total shareholders' equity                                                         15,616                  19,283
                                                                         ----------------------    --------------------

     Total liabilities and shareholders'
     equity                                                                            $28,641                 $34,096
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

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                      Three                       Three
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                  June 30, 2003               June 30, 2002
                                                              -----------------------    ------------------------
Revenues:
 Other, non-operating                                                              -                         339
                                                              -----------------------    ------------------------
   Total revenues                                                                  -                         339
                                                              -----------------------    ------------------------

Costs and expenses:
 Selling, general and
  administrative                                                                 172                         145
 Interest                                                                        164                         228
 Merger and litigation costs, net                                                  -                         798
                                                              -----------------------    ------------------------
   Total costs and expenses                                                      336                       1,171
                                                              -----------------------    ------------------------
   Loss from continuing operations                                             (336)                       (832)

   Income from discontinued
    operations                                                                   155                         869
                                                              -----------------------    ------------------------

   Net income (loss)                                                           (181)                          37

 Undeclared dividends on cumulative
  convertible preferred stock                                                    341                         321
                                                              -----------------------    ------------------------

   Net loss applicable
    to common shares                                                          ($522)                      ($284)
                                                              =======================    ========================



Basic and diluted income (loss)
 per common share:

Basic and diluted income (loss) per
  share before discontinued operations                                        ($.14)                      ($.23)
                                                              =======================    ========================

Basic and diluted loss per share
  after discontinued operations                                               ($.10)                      ($.06)
                                                              =======================    ========================

Weighted average number of
 common shares outstanding                                                 4,993,965                   4,993,965
                                                              =======================    ========================


See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                       Six                         Six
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                  June 30, 2003               June 30, 2002
                                                              -----------------------    ------------------------
Revenues:
 Other, non-operating                                                              -                         341
                                                              -----------------------    ------------------------
   Total revenues                                                                  -                         341
                                                              -----------------------    ------------------------

Costs and expenses:
 Selling, general and
  administrative                                                                 355                         325
 Interest                                                                        332                         456
 Merger and litigation costs, net                                                  -                         989
                                                              -----------------------    ------------------------
   Total costs and expenses                                                      687                       1,770
                                                              -----------------------    ------------------------
   Loss from continuing operations                                             (687)                     (1,429)

   Income (loss) from discontinued
    operations                                                               (2,980)                       2,303
                                                              -----------------------    ------------------------

   Net income (loss)                                                         (3,667)                         874

 Undeclared dividends on cumulative
  convertible preferred stock                                                    682                         643
                                                              -----------------------    ------------------------

   Net income (loss) applicable
    to common shares                                                        ($4,349)                        $231
                                                              =======================    ========================


Basic and diluted income (loss)
 per common share:

Basic income (loss) per share
  before discontinued operations                                              ($.27)                      ($.41)
                                                              =======================    ========================

Basic income (loss) per share
  after discontinued operations                                               ($.87)                        $.05
                                                              =======================    ========================

Weighted average number of
 common shares outstanding                                                 4,993,965                   4,993,965
                                                              =======================    ========================

Diluted income (loss) per share
  before discontinued operations                                              ($.27)                      ($.41)
                                                              =======================    ========================

Diluted income (loss) per share
  after discontinued operations                                               ($.87)                        $.01
                                                              =======================    ========================

Weighted average number of
 common and common equivalent
 shares outstanding                                                        4,993,965                  97,993,965
                                                              =======================    ========================


See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Statement of Shareholders' Equity
                                                    Six Months Ended June 30, 2003
                                                               Unaudited
                                                        (Dollars in thousands)



                              Common Stock              Preferred Stock
                        ------------------------- ----------------------------
                                                                                                                      Total
                         Out-Standing               Out-Standing                 Additional      Accumulated       Shareholders'
                            Shares      Amount         Shares        Amount    Paid-In-Capital     Deficit            Equity
                        -------------- ---------- ---------------- ----------- --------------- ----------------- -------------------

Balance,
 January 1, 2003            4,993,965         $5       50,000,000     $23,066          $4,571         ($8,359)            $19,283

Net loss                                                                                               (3,667)             (3,667)

Undeclared preferred
stock dividends                                                           682           (682)
                        -------------- ---------- ---------------- ----------- --------------- ----------------- -------------------

Balance,
 June 30, 2003              4,993,965         $5       50,000,000     $23,748          $3,889        ($12,026)            $15,616
                        ============== ========== ================ =========== =============== ================ ====================


See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                               Unaudited
                                                        (Dollars in Thousands)


                                                                                 Six                     Six
                                                                               Months                  Months
                                                                                Ended                   Ended
                                                                            June 30, 2003           June 30, 2002
                                                                        ----------------------    ------------------
Cash flows used in operating
   activities of continuing operations                                                 ($771)              ($1,197)

Cash flows used in financing
   activities - principal payments on
   long-term debt                                                                     (2,000)                   (3)

Cash flows provided by
      discontinued operations                                                           1,383                 1,210
                                                                        ----------------------    ------------------

  Net increase (decrease) in cash and
    cash equivalents                                                                  (1,388)                    10

  Cash and cash equivalents at beginning
    of period                                                                           1,795                   451
                                                                        ----------------------    ------------------

  Cash and cash equivalents at end
    of period                                                                            $407                  $461
                                                                        ======================    ==================


Supplemental disclosure of cash activities:

  Cash paid for interest                                                                 $417                  $456
                                                                        ======================    ==================


See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

1.   Recent Developments

     On July 31, 2003, Elsinore Corporation ("Elsinore" or the "Company") completed the sale of all of the capital stock of its wholly-owned subsidiary, Four Queens, Inc., a Nevada corporation doing business as the Four Queens Hotel & Casino (the "Four Queens"), to TLC Casino Enterprises, Inc., a Nevada corporation ("TLC"), for $20.5 million. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets.

     Elsinore's Board of Directors anticipates that it will adopt a plan of dissolution and begin the process of winding-up and dissolving Elsinore.
Elsinore used a portion of the proceeds from the sale to pay down the outstanding 12.83% Mortgage Notes (the "Notes"), and to pay all accrued and unpaid dividends on Elsinore's outstanding 6% cumulative convertible preferred stock (the "Preferred Stock") through July 31, 2003. At August 1, 2003, the date the payments were made, Elsinore had $5,380,489 in principal amount of the Notes outstanding, including accrued and unpaid interest and had outstanding approximately 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815. Following the anticipated conversion of the Preferred Stock, Elsinore would have approximately 940 common stockholders. After establishing an adequate hold-back for the anticipated costs of winding-up of Elsinore's affairs, the remaining funds are expected to be paid to the holders of Elsinore's common stock on a pro rata basis. Once all remaining obligations have been satisfied and Elsinore is dissolved, the remaining assets, if any, are expected to be distributed a second time to the holders of Elsinore's common stock.

     Certain investment accounts (the "MWV Accounts") managed by Morgens, Waterfall, Vintiadis and Company, Inc. ("MWV") own approximately 93% of the Company's Common Stock and all of the Preferred Stock (approximately 99.6% of the outstanding Common Stock on an as-converted basis). John C. "Bruce" Waterfall, the Chairman of the Company's Board, is the President and a principal stockholder of MWV. Mr. Waterfall exercises voting and investment authority over the Preferred Stock owned by the MWV Accounts. On August 1, 2003 Mr. Madow resigned from the Board of Directors and Ms. Joann McNiff was elected by the remaining Board members to fill the vacancy created by Mr. Madow's resignation. Ms. McNiff is an attorney licensed to practice law in the state of New York, and has been independently practicing law since April 1, 2003. Prior to establishing her solo practice, Ms. McNiff was employed by MWV. Ms. McNiff began working for MWV in June 1994, and became its in-house counsel in 1996. As in-house counsel for MWV, Ms. McNiff worked on various matters relating to Four Queens and Elsinore.

     The assets and liabilities of Four Queens have been presented in the June 30, 2003 and December 31, 2002 balance sheets as assets and liabilities of discontinued operations held for sale. In addition, the results of operations of the Four Queens for the three and six month periods ended June 30, 2003 and 2002 have been presented as discontinued operations. See discussion in Note 3, below. Beginning August 1, 2003, the Company expects that there will be no revenues from operations.

2.   Summary of Significant Critical Accounting Policies

Principles of Consolidation

     The consolidated  financial statements include the accounts of Elsinore and
its  wholly  owned  subsidiaries.   All  material   intercompany   balances  and
transactions have been eliminated in consolidation.

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

     In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $324,000 in the first quarter of 2002, due to the amendment of the Purchase Agreement. As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the three months ended June 30, 2002.

     On June 27, 2002, the Four Queens exercised its right to terminate the Purchase Agreement and sent written notice to SummerGate of such termination. Subsequently, Four Queens received a written termination notice from SummerGate. As such, assets held for sale as of June 30, 2002 were depreciated effective July 1, 2002.

     As discussed in Note 7, on April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement (the "Stock Purchase Agreement") for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a purchase price of approximately $20.5 million.

     In connection with the execution of the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $4.4 million as of March 31, 2003. An impairment loss was necessary as carrying values of the assets to be sold as of June 30, 2003 were greater than the fair market value of the assets. Depreciation expense on the assets owned by Four Queens was ceased subsequent to April 29, 2003.

     The assets and liabilities of Four Queens have been presented in the June 30, 2003 and December 31, 2002 balance sheets as assets held for sale. In addition, the results of operations of the Four Queens for the three and six month periods ended June 30, 2003 and 2002 have been presented as discontinued operations. Discontinued operations were also presented to include a subsequent write-down of the investment in the capital stock of Four Queens relating to the results of operations during the same period in the amount of $561,000.

     The sale of Four Queens was consummated on July 31, 2003.

Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and June 30, 2002, and the results of its cash flows for the six months ended June 30, 2003 and June 30, 2002. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

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

Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard on July 1, 2003, and expects that it will have no material impact on its financial position and results of operations.

Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for the three and six month period ended June 30, 2003 and the three month period ended June 30, 2002, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for this period.

                                                                                       Six Months Ended
                                                                                         June 30, 2002
                                                               ----------------------- ----------------- --------------------
                                                                       Income               Shares            Per Share
                                                                                                               Amounts
                                                               ----------------------- ----------------- --------------------
Basic EPS:
  Net income available to common
    shareholders after discontinued
    operations                                                               $231,000         4,993,965                $0.05
  Less:  net income from discontinued
    operations                                                            (2,303,000)         4,993,965                (.46)
                                                               ----------------------- ----------------- --------------------
  Net income before discontinued
    operations                                                            (2,072,000)         4,993,965                (.41)

Effect of Dilutive Securities:
  Cumulative convertible preferred
    stock                                                                     643,000        93,000,000               (0.04)
                                                               ----------------------- ----------------- --------------------

Diluted EPS:
  Net income available to common
    shareholders plus assumed
    conversions after discontinued
    operations                                                               $874,000        97,993,965                $0.01
                                                              ======================= ================= ====================


3.   Discontinued Operations

     The following is a summary of the assets and liabilities of the Four Queens, which has been included in the balance sheet as assets and liabilities of discontinued operations held for sale (in thousands):

                                                                        June 30,                     December 31,
                                                                          2003                           2002
                                                               ------------------------         ----------------------
Cash and cash equivalents                                                       $5,564                         $4,538
Accounts receivable                                                                408                            401
Other current assets                                                             1,820                          1,803
Property and equipment, net                                                     18,160                         23,515
Other assets                                                                     2,166                          1,958
                                                               ------------------------         ----------------------

Assets of discontinued operations
  held for sale                                                                $28,118                        $32,215
                                                               ========================         ======================

Accounts payable                                                                $1,221                           $848
Accrued expenses                                                                 4,704                          4,577
Long-term debt and other obligations                                             1,694                          1,928
                                                               ------------------------         ----------------------

Liabilities of discontinued operations
  held for sale                                                                 $7,619                         $7,353
                                                               ========================         ======================

     The following is a summary of the results of operations of the Four Queens, which has been included in the statement of operations for the three and six month periods ended June 30, 2003 and 2002 as net income (loss) from discontinued operations (in thousands):


                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                            -----------------------------    ---------------------------------
                                                2003            2002             2003               2002
                                            -------------    ------------    --------------    ---------------
Total revenues, net                              $13,434         $13,617           $28,294            $27,207

Total costs and expenses                          12,718          12,748            26,264             24,580
                                            -------------    ------------    --------------    ---------------
Income from discontinued
  operations                                         716             869             2,030              2,627
Impairment loss on assets
  held for sale                                      561               -             5,010                324
                                            -------------    ------------    --------------    ---------------
Income from
  discontinued operations                           $155            $869          ($2,980)             $2,303
                                            =============    ============    ==============    ===============


     The income from discontinued operations increases the Company's investment in its Four Queens' subsidiary, but is eliminated upon consolidation. However, since the Company sold all of the capital stock it held in the Four Queens on July 31, 2003, which constituted substantially all of assets of the Company, for a fixed sales price of $20.5 million, the Company recorded an impairment loss during the three months ended June 30, 2003 equal to the amount of net income from discontinued operations of Four Queens less $155,000 of cash transferred from the Four Queens to the Company during the period.

4.   Income Taxes

     Due to the Company's regular tax and alternative minimum tax net operating losses, the Company is not expected to pay federal income taxes for the year ended December 31, 2003. Accordingly, the Company has not recorded a provision for income taxes in the accompanying Condensed Consolidated Financial Statements.

5.   Commitments and Contingencies

     The President and Executive Director of Finance of Four Queens had employment agreements with Four Queens which became effective on January 1, 2003. In the event of a change of ownership or control, the President and Executive Director of Finance of Four Queens had the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If the executive elected to terminate their respective employment agreement upon a change of ownership or control, the Four Queens would pay them an amount equal to one year's base salary and COBRA benefits. "Change of ownership or control" meant that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceased to own directly or indirectly substantially all equity interests in the Four Queens; (2) the Four Queens sold 51% or more of the assets of Four Queens; or (3) the Company ceased to own directly or indirectly at least 51% of all outstanding shares of Four Queens. The President's annual compensation pursuant to his employment agreement was $255,000 and the Executive Director of Finance's annual compensation under her employment agreement was $145,000. These employment agreements were required to be terminated pursuant to the Stock Purchase Agreement as discussed in Note 7, prior to consummation of the sale of Four Queens. On July 31, 2003 the employment agreements were terminated and the sale of Four Queens was consummated. The Company has assumed the liability under the employment agreements.

     Upon the consummation of the sale of Four Queens, the Company paid performance bonuses in the amount of $75,000 each to Mr. Madow and Ms. Mastromarino, as compensation for their efforts in facilitating, effectuating and consummating the closing of the stock sale transaction.

     Upon consummation of the sale of Four Queens, the Company paid Kennedy-Wilson International a fee of approximately $153,000 for its assistance in marketing the Company.

     The Company is a party to claims and lawsuits that arose in the ordinary course of business. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

6.   Paulson Litigation

     Pursuant to a settlement agreement dated as of April 3, 2002, the lawsuit between the Company and certain entities controlled by Allen E. Paulson has been resolved. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002. Merger and litigation expense incurred during the second quarter of 2002, was approximately $798,000, net, as approximately $1,312,000 was incurred as a result of litigation and settlement costs and was partially offset by a receivable due from the Company's directors and officers' insurance carrier related to this matter in the approximate amount of $514,000. Merger and litigation expense incurred during the six months ended June 30, 2003, was approximately $989,000, net, as approximately $2,054,000 was incurred as a result of litigation and settlement costs and was partially offset by a receivable due from the Company's directors and officers' insurance carrier related to this matter in the approximate amount of $1,065,000.

7.   Impairment Losses

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

     On July 31, 2003, the sale of Four Queens was consummated. The Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets. Elsinore's Board of Directors anticipates that it will adopt a plan of dissolution and begin the process of winding-up and dissolving Elsinore. Elsinore used a portion of the proceeds from the sale to pay down the outstanding Notes, and to pay all accrued and unpaid dividends on Elsinore's Preferred Stock through July 31, 2003. At August 1, 2003, the date the payments were made, Elsinore had $5,380,489 in principal amount of the Notes outstanding, including accrued and unpaid interest and had outstanding approximately 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815.

     In connection with the execution of the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $5 million during the first six months of 2003. An impairment loss was necessary under the provision of Statement on Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), as the carrying values of the net assets to be sold as of June 30, 2003 ($24.9 million) were greater than the fair market value of the assets ($20.5 million). In accordance with SFAS No. 144, the Company ceased depreciation of these assets beginning on April 29, 2003.

8.   Preferred Stock

     On September 29, 1998, as part of a recapitalization, the Company issued to the MWV Accounts 50,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The 50,000,000 shares of Series A Convertible Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year; (ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding-up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of the Company's Common Stock into which the shares of Preferred Stock may be converted, and
(iv) the right to convert the shares of Preferred Stock into 93,000,000 shares of the Company's Common Stock. Upon the consummation of the sale of Four Queens the Company declared dividends on the Preferred Stock in the approximate amount of approximately $5.86 million on August 1, 2003.

9.   Long-term Debt

     Long-term debt, upon the consummation of the sale of Four Queens, was as follows:

                                   June 30, 2003        December 31, 2002
                                   -------------        -----------------
                                             (In Thousands)

         12.83% Mortgage Notes        $5,104                  $7,104
                                      ======                  ======


     In January 2003, the Company made an additional principal payment on the 12.83% Mortgage Notes in the amount of $2 million.

     Upon the consummation of the sale of Four Queens on July 31, 2003, the Company redeemed the Mortgage Notes due October 2004 on August 1, 2003.

10.  Subsequent events

     The sale of Four Queens was consummated on July 31, 2003. Elsinore used a portion of the proceeds from the sale to pay down the outstanding Notes, and to pay all accrued and unpaid dividends on its Preferred Stock through July 31, 2003. At August 1, 2003, the date the payments were made, Elsinore had $5,380,489 in principal amount of the Notes outstanding, including accrued and unpaid interest and had outstanding approximately 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

     This  discussion  and  analysis  should  be read in  conjunction  with  the
Condensed   Consolidated  Financial  Statements  and  notes  thereto  set  forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included herein and in other materials filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the anticipated dissolution of Elsinore, the establishment of a hold-back for the anticipated costs of wind-up of Elsinore's affairs, the expectation that Elsinore will have funds remaining to distribute to its stockholders from the proceeds of the sale of the capital stock of the Four Queens and the Company's expectations, beliefs and future plans following the sale of Four Queens. These statements may also include information about the Company's adoption of certain accounting standards and their anticipated effects on our business, financing, revenue, operations, regulations, management's belief regarding the sufficiency of cash flow and compliance with applicable laws. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions; expenses incurred in connection with the transaction; liabilities and indemnification obligations which may be incurred by the Company; the amount of funds that Elsinore must hold-back for costs to satisfy its anticipation of the wind-up of its business; actions taken or omitted to be taken by third parties; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

     The following tables sets forth certain continuing and discontinued operating information for the Company for the three and six months ended June 30, 2003 and 2002. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                           Three Months Ended                      Three Months Ended
                                                              June 30, 2003                           June 30, 2002
                                                   ------------------------------------    ------------------------------------
                                                     (Dollars in                              (Dollars in
                                                      thousands)               %               thousands)              %
                                                   -----------------      -------------    ------------------    --------------
Continuing Operations:
Revenues, net:
   Other, non-operating                                          $-                .0%                  $339            100.0%
                                                   -----------------      -------------    ------------------    --------------
     Net revenues                                                 -                .0%                   339            100.0%
                                                   -----------------      -------------    ------------------    --------------

Costs and expenses:
   Selling, general and
     administrative                                             172                .0%                   145             42.8%
   Interest                                                     164                .0%                   228             67.3%
   Merger and litigation costs,
     net                                                          -                .0%                   798            235.4%
                                                   -----------------      -------------    ------------------    --------------
     Total costs and expenses                                   336                .0%                 1,171            345.4%
                                                   -----------------      -------------    ------------------    --------------
   Income (loss) from
     continuing operations                                   ($336)                .0%                ($832)          (245.4%)
                                                   -----------------      -------------    ------------------    --------------

Discontinued Operations:
Revenues, net:
   Casino                                                    $9,682              72.1%               $9,880              72.6%
   Hotel                                                      2,052              15.3%                2,068              15.2%
   Food and beverage                                          2,794              20.8%                2,770              20.4%
   Other                                                        475               3.5%                  333               2.4%
                                                   -----------------      -------------    ------------------    --------------
     Total revenue                                           15,003             111.7%               15,051             110.5%
   Promotional allowances                                   (1,569)            (11.7%)              (1,434)            (10.5%)
                                                   -----------------      -------------    ------------------    --------------
     Net revenues                                            13,434             100.0%               13,617             100.0%
                                                   -----------------      -------------    ------------------    --------------

Costs and expenses:
   Casino                                                     3,479              35.9%                3,350              33.9%
   Hotel                                                      2,435             118.7%                2,410             116.5%
   Food and beverage                                          1,905              68.2%                1,902              68.7%
   Taxes and licenses                                         1,497              11.1%                1,476              10.8%
   Selling, general and
     administrative                                           1,994              14.8%                2,392              17.6%
   Rents                                                      1,098               8.2%                1,125               8.3%
   Depreciation and
     amortization                                               250  (1)          1.9%                    -  (2)           .0%
   Interest                                                      60                .4%                   93                .7%
   Impairment loss                                              561               4.2%                    -                .0%
   Merger and litigation costs,
     net                                                          -                .0%                    -                .0%
                                                   -----------------      -------------    ------------------    --------------
     Total costs and expenses                                13,279              98.8%               12,748              93.6%
                                                   -----------------      -------------    ------------------    --------------
   Income from
     discontinued operations                                   $155               1.2%                 $869               6.4%
                                                   -----------------      -------------    -----------------       ------------

  Undeclared dividends on
    cumulative convertible
    preferred stock                                             341               2.5%                  321               2.4%
                                                   -----------------      -------------    -----------------       ------------
   Net income (loss) applicable
    to common shares                                          (522)             (3.9%)                (284)             (2.1%)
                                                   =================      =============    =================       ============

(1)  In  connection  with the Stock  Purchase  Agreement,  and SFAS No. 144, the
     Company ceased depreciation of these assets beginning on April 29, 2003.

(2) As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the three months ended
     June 30, 2002.

                                                           Six Months Ended                         Six Months Ended
                                                             June 30, 2003                            June 30, 2002
                                                   ------------------------------------    ------------------------------------
                                                     (Dollars in                              (Dollars in
                                                      thousands)               %               thousands)              %
                                                   -----------------      -------------    ------------------    --------------
Continuing Operations:
Revenues, net:
   Other, non-operating                                        $-                 .0%                  $341             100.0%
                                                  ----------------        ------------     -----------------     --------------
     Net revenues                                               -                 .0%                   341             100.0%
                                                  ----------------        ------------     -----------------     --------------

Costs and expenses:
   Selling, general and
     administrative                                           355                 .0%                   325              95.3%
   Interest                                                   332                 .0%                   456             133.7%
   Merger and litigation costs,
     net                                                        -                 .0%                   989             290.0%
                                                  ----------------        ------------     -----------------     --------------
     Total costs and expenses                                 687                 .0%                 1,770             519.1%
                                                  ----------------        ------------     -----------------     --------------
   Income (loss) from
     continuing operations                                  (687)                 .0%               (1,429)           (419.1%)
                                                  ----------------        ------------     -----------------     --------------

Discontinued Operations:
Revenues, net:
   Casino                                                  20,494               72.4%               19,673               72.3%
   Hotel                                                    4,349               15.4%                4,254               15.6%
   Food and beverage                                        5,882               20.8%                5,716               21.0%
   Other                                                      826                2.9%                  652                2.4%
                                                  ----------------        ------------     -----------------     --------------
     Total revenue                                         31,551              111.5%               30,295              111.4%
   Promotional allowances                                 (3,257)             (11.5%)              (3,088)             (11.4%)
                                                  ----------------        ------------     -----------------     --------------
     Net revenues                                          28,294              100.0%               27,207              100.0%
                                                  ----------------        ------------     -----------------     --------------

Costs and expenses:
   Casino                                                   6,919               33.8%                6,564               33.4%
   Hotel                                                    4,935              113.5%                4,616              108.5%
   Food and beverage                                        3,830               65.1%                3,820               66.8%
   Taxes and licenses                                       3,099               11.0%                2,930               10.8%
   Selling, general and
     administrative                                         4,131               14.6%                4,271               15.7%
   Rents                                                    2,186                7.7%                2,214                8.1%
   Depreciation and
     amortization                                           1,038  (1)           3.7%                    -  (2)            .0%
   Interest                                                   126                 .4%                  165                 .6%
   Impairment loss                                          5,010               17.7%                  324                1.2%
                                                  ----------------        ------------     ----------------        ------------
     Total costs and expenses                              31,274              110.5%               24,904               91.5%
                                                  ----------------        ------------     ----------------        ------------

  Income (loss) from
     discontinued operations                              (2,980)             (10.5%)                2,303                8.5%
                                                  ----------------        ------------     ----------------        ------------

Undeclared dividends on
    cumulative convertible
    preferred stock                                           682                2.4%                  643                2.4%
                                                  ----------------        ------------     ----------------        ------------

   Net income (loss) applicable to common shares
                                                          (4,349)             (15.4%)                  231                 .8%
                                                  ================        ============     ================        ============

(1)  In  connection  with the Stock  Purchase  Agreement,  and SFAS No. 144, the
     Company ceased depreciation of these assets beginning on April 29, 2003.

(2) As substantially all of the assets of the Four Queens were held for sale, no depreciation was recorded on these assets for the six months ended June
     30, 2002.

                    THREE MONTHS ENDED JUNE 30, 2003 COMPARED
                       TO THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

RECENT DEVELOPMENTS

     On July 31, 2003, Elsinore completed the sale of all of the capital stock of its wholly-owned subsidiary, Four Queens, to TLC for $20.5 million. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets.

     Elsinore's Board of Directors anticipates that it will adopt a plan of dissolution and begin the process of winding-up and dissolving Elsinore.
Elsinore used a portion of the proceeds from the sale to pay down the outstanding Notes, and to pay all accrued and unpaid dividends on Elsinore's Preferred Stock through July 31, 2003. At August 1, 2003, the date the payments were made, Elsinore had $5,380,489 in principal amount of the Notes outstanding, including accrued and unpaid interest and had outstanding approximately 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815. Following the anticipated conversion of the Preferred Stock, Elsinore would have approximately 940 common stockholders. After establishing an adequate hold-back for the anticipated costs of winding-up of Elsinore's affairs, the remaining funds are expected to be paid to the holders of Elsinore's common stock on a pro rata basis. Once all remaining obligations have been satisfied and Elsinore is dissolved, the remaining assets, if any, are expected to be distributed a second time to the holders of Elsinore's common stock.

     The results of operations of the Four Queens for the three month period ended June 30, 2003 and 2002 have been presented as discontinued operations. Beginning August 1, 2003, the Company expects that there will be no revenues from operations.

CONTINUING OPERATIONS

REVENUES

     Other non-operating revenues decreased by approximately $339,000, or 100%, from $339,000 during the 2002 period to $0 during the 2003 period. This decrease was primarily due to payments received during 2002 of approximately $339,000 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc.

COSTS AND EXPENSES

     Selling, general and administrative expenses increased $27,000, or 18.6%, from $145,000 during the 2002 period to $172,000 during the 2003 period. The increase in expense was primarily due to increased corporate expenses and general legal fees.

     Interest expense decreased by approximately $64,000, or 28.1% from $228,000 during the 2002 period to $164,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's 12.83% Mortgage Notes (the "Notes") as a result of a principal payment by the Company in January 2003.

     During the quarter ended June 30, 2002, the Company incurred approximately $798,000, net, in merger and litigation costs. Approximately $1,312,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See discussion in the
Note 6 to the Condensed Consolidated Financial Statements. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $514,000. A Settlement Bar Order and Final Judgment was entered by the Court on July 1, 2002. Pursuant to the settlement agreement, Elsinore agreed to pay the sum of $1,100,000, which was paid on June 1, 2002.

LOSS FROM CONTINUING OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from continuing operations in the 2003 period of $336,000 compared to $832,000 in the 2002 period.

DISCONTINUED OPERATIONS

REVENUES

     Net revenues decreased by approximately $188,000, or 1.3%, from $13,617,000 during the 2002 period, to $13,434,000 for the 2003 period. This decrease was due, in part, to a decrease in casino and other revenues, as discussed below.

     Casino revenues decreased by approximately $198,000, or 2.0%, from $9,880,000 during the 2002 period to $9,682,000 during the 2003 period. This decrease was primarily due to a $133,000, or 1.8%, decrease in slot machine revenue and a $67,000, or 3.0%, decrease in table games revenue. The decrease in slot machine revenue was attributable to a decrease in slot coin-in of $2,238,000, or 1.9%, while the hold percentage remained unchanged. The decrease in table games revenue was attributable to a decrease in the win percentage of 1.2%, partially offset, by an increase in drop of $822,000, or 5.6%.

     Hotel revenues decreased by approximately $16,000, or 0.8%, from $2,068,000 during the 2002 period to $2,052,000 during the 2003 period. This decrease was primarily due to a decrease in the average daily room rate of $2.25, from $35.09 in the 2002 period to $32.84 in the 2003 period, partially offset by an increase in room occupancy, as a percentage of total rooms available for sale, from 85.4% for the 2002 period, to 90.2% for the 2003 period.

     Food and beverage revenues increased approximately $24,000, or 0.9%, from $2,770,000 during the 2002 period to $2,794,000 during the 2003 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $142,000, or 42.6%, from $333,000 during the 2002 period to $475,000 during the 2003 period. This increase was primarily due to an increase in miscellaneous and tenant income.

     Promotional allowances increased by approximately $135,000, or 9.4%, from $1,434,000 during the 2002 period to $1,569,000 during the 2003 period due to an increase in complimentary rooms and food and beverage primarily from an increase in table games play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $178,000, or 1.9%, from $9,138,000 for the 2002 period to $9,316,000 for the 2003 period.

     Casino expenses increased $129,000, or 3.9%, from $3,350,000 during the 2002 period to $3,479,000 during the 2003 period, and expenses as a percentage of revenue increased from 33.9% to 35.9%, respectively. The increase in expenses was partially due to an increase in labor costs associated with culinary union benefits and an increase in the number of table games open for play.

     Hotel expenses increased $25,000, or 1.0%, from $2,410,000 during the 2002 period to $2,435,000 during the 2003 period, and expenses as a percentage of revenue increased from 116.5% to 118.7%, respectively. The increase in expense was due primarily to an increase in union labor costs.

     Taxes and licenses increased $21,000, or 1.4%, from $1,476,000 in the 2002 period to $1,497,000 in the 2003 period as a result of corresponding increases in table games revenues.

     The Company concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO) on June 30, 2002. Pursuant to such negotiations, the Company has commitments for various union payroll increases retroactive to June 1, 2002, for a period of five years.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $398,000, or 16.6%, from $2,392,000 during the 2002 period to $1,994,000 during the 2003 period; and, as a percentage of total net revenues, expenses decreased from 17.6% to 14.8%, respectively. The decrease in expense was primarily due to a reduction in expenses relating to sales efforts of the Company's holdings in the Four Queens, partially offset by an increase in marketing expenses.

     Rent expense decreased by approximately $27,000, or 2.4%, from $1,125,000 during the 2002 period to $1,098,000 during the 2003 period, due primarily to a decrease in equipment rental.

     On March 14, 2002, the Company entered into a Purchase Agreement for the sale of substantially all of the assets of Four Queens, Inc., which operates the Four Queens including the hotel and casino, to SummerGate. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and subsequently recorded an additional impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that were to be purchased at June 30, 2002.

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

     In connection with the Stock Purchase Agreement, the Company recognized an additional non-cash impairment loss of approximately $561,000 during the second quarter of 2003. The impairment loss was necessary in order to adjust the Company's investment in Four Queens to the purchase price of $20.5 million. The sale of Four Queens was consummated on July 31, 2003. See Note 7 to the Condensed Consolidated Financial Statements.

OTHER EXPENSES

     Depreciation and amortization expense increased by approximately $250,000 from $0 during the 2002 period to $250,000 during the 2003 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. In connection with the Purchase Agreement the Company ceased depreciation of assets again beginning on April 29, 2003.

     Interest expense decreased by approximately $33,000, or 35.5% from $93,000 during the 2002 period to $60,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in capital lease obligations.

NET INCOME FROM DISCONTINUED OPERATIONS

     As a result of the factors discussed above, the Company experienced net income from discontinued operations in the 2003 period of $155,000 compared to $869,000 in the 2002 period.


                     SIX MONTHS ENDED JUNE 30, 2003 COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

     The results of operations of the Four Queens for the six month period ended June 30, 2003 and 2002 have been presented as discontinued operations. Beginning August 1, 2003, the Company expects that there will be no revenues from operations.

CONTINUING OPERATIONS

REVENUES

     Other revenues decreased by approximately $341,000, or 100%, from $341,000 during the 2002 period to $0 during the 2003 period. This decrease was primarily due to payments received during 2002 of approximately $341,000 under a settlement agreement between the Company, through its wholly owned subsidiary, Olympia Gaming Corporation and the Jamestown S'Klallam Tribe and JKT Gaming, Inc.

COSTS AND EXPENSES

     Selling, general and administrative expenses increased $30,000, or 9.2%, from $325,000 during the 2002 period to $355,000 during the 2003 period. The increase in expense was primarily due to increased corporate expenses and legal fees.

     Interest expense decreased by approximately $124,000, or 27.3% from $456,000 during the 2002 period to $332,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Company's Notes as a result of a principal payment by the Company in January 2003.

     During 2002, the Company incurred approximately $989,000, net, in merger and litigation costs. Approximately $2,054,000 was incurred as a result of litigation and settlement costs related to the Agreement and Plan of Merger, between Elsinore and Allen E. Paulson. See Note 6 to the Condensed Consolidated Financial Statements. A receivable due from the Company's directors and officers' insurance carrier related to this matter partially offset this expense by $1,065,000.

LOSS FROM CONTINUING OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from continuing operations in the 2003 period of $687,000 compared to $1,429,000 in the 2002 period.

DISCONTINUED OPERATIONS

REVENUES

     Net non-operating revenues increased by approximately $1,087,000, or 4.0%, from $27,207,000 during the 2002 period, to $28,294,000 for the 2003 period. This increase was due, in part, to an increase in casino revenues, as discussed below.

     Casino revenues increased by approximately $821,000, or 4.2%, from $19,673,000 during the 2002 period to $20,494,000 during the 2003 period. This increase was primarily due to a $638,000, or 4.5%, increase in slot machine revenue, a $178,000, or 3.7%, increase in table games revenue, and a $22,000, or 4.0%, increase in slot promotion revenue, partially offset by a $17,000, or 6.7%, decrease in keno revenue. The increase in slot machine revenue was attributable to an increase in slot coin-in of $1,421,000, or 0.6%, and an increase in the hold percentage of 0.23%. The increase in table games revenue was attributable to an increase in drop of $2,279,000, or 7.5%, partially offset by a decrease in the win percentage of 0.55%. The increase in slot promotion revenue was due to an increase in the average daily headcount of $21 WinsSM, a promotional slot program, of 6, or 4.0%, due to an increase in foot traffic. The decrease in keno revenue was attributable to a decrease in keno drop of $56,000, or 7.0%.

     Hotel revenues increased by approximately $95,000, or 2.2%, from $4,254,000 during the 2002 period to $4,349,000 during the 2003 period. This increase was primarily due to an increase in room occupancy, as a percentage of total rooms available for sale, from 86.7% for the 2002 period, to 90.2% for the 2003 period and an increase in the average daily room rate of $0.49, from $35.69 in the 2002 period to $35.20 in the 2003 period. The overall improvement in performance was primarily attributed to an increase in individual reservations call volume which has improved since the events of September 11, 2001 which affected call volumes during the first six months of 2002.

     Food and beverage revenues increased approximately $166,000, or 2.9%, from $5,716,000 during the 2002 period to $5,882,000 during the 2003 period. This increase was primarily due to an increase in cash sales as a result of a higher average check.

     Other revenues increased by approximately $174,000, or 26.7%, from $652,000 during the 2002 period to $826,000 during the 2003 period. This increase was primarily due to an increase in tenant income and slot tokens taken into income.

     Promotional allowances increased by approximately $169,000, or 5.5%, from $3,088,000 during the 2002 period to $3,257,000 during the 2003 period due to an increase in complimentary rooms and food and beverage primarily resulting from an increase in table games and slot machine play.

DIRECT COSTS AND EXPENSES OF OPERATING DEPARTMENTS

     Total direct costs and expenses of operating departments, including taxes and licenses, increased by approximately $853,000, or 4.8%, from $17,930,000 for the 2002 period to $18,783,000 for the 2003 period.

     Casino expenses increased $355,000, or 5.4%, from $6,564,000 during the 2002 period to $6,919,000 during the 2003 period, and expenses as a percentage of revenue increased from 33.4% to 33.8%, respectively. The increase in expenses was partially due to an increase in labor costs associated with culinary union benefits and an increase in the number of table games open for play, an increase in promotional gifts, and an increase in the reclassification of the cost of complimentary rooms, food and beverage reflected as a casino expense.

     Hotel expenses increased $319,000, or 6.9%, from $4,616,000 during the 2002 period to $4,935,000 during the 2003 period, and expenses as a percentage of revenue increased from 108.5% to 113.5%, respectively. The increase in expense was due, in part, to an increase in union labor costs and an increase in the reclassification of cost of complimentary rooms reflected as a casino expense.

     Taxes and licenses increased $169,000, or 5.8%, from $2,930,000 in the 2002 period to $3,099,000 in the 2003 period as a result of corresponding increases in casino revenues.

     The Company concluded negotiations with the Culinary Workers Union Local 226 and Bartenders Union Local 165 as well as the International Union of Operating Engineers Local 501 (AFL-CIO) on June 30, 2002. Pursuant to such negotiations, the Company has commitments for various union payroll increases retroactive to June 1, 2002, for a period of five years.

OTHER OPERATING EXPENSES

     Selling, general and administrative expenses decreased $140,000, or 3.3%, from $4,271,000 during the 2002 period to $4,131,000 during the 2003 period, and, as a percentage of total net revenues, expenses decreased from 15.7% to 14.6%, respectively. The decrease in expense was primarily due to a reduction in expenses relating to sales efforts of the Company's holdings in the Four Queens, partially offset by an increase in marketing expenses.

     Rent expense decreased by approximately $28,000, or 1.3%, from $2,214,000 during the 2002 period to $2,186,000 during the 2003 period, due primarily to decrease in equipment rental.

     On March 14, 2002, the Company entered into a Purchase Agreement for the sale of substantially all of the assets of Four Queens to SummerGate. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and subsequently recorded an additional impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of the Four Queens' assets that were to be purchased at June 30, 2002.

     On June 27, 2002, the Four Queens terminated the Agreement and began depreciating the fixed assets on July 1, 2002.

     On April 29, 2003, the Company announced that it entered into a Stock Purchase Agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a purchase price of approximately $20.5 million.

     In connection with the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $5 million during the first six months of 2003. The impairment loss was necessary in order to adjust the Company's investment in Four Queens to the purchase price of $20.5 million. The sale of Four Queens was consummated on July 31, 2003. For more information, see Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

OTHER EXPENSES

     Depreciation and amortization expense increased by approximately $1,038,000, from $0 during the 2002 period to $1,038,000 during the 2003 period. As a result of the Four Queens' assets being held for sale, no depreciation was recorded during the 2002 period. In connection with the Purchase Agreement the Company ceased depreciation of assets again beginning on April 29, 2003.

     Interest expense decreased by approximately $39,000, or 23.5% from $165,000 during the 2002 period to $126,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in capital lease obligations.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from discontinued operations in the 2003 period of $2,980,000 compared to net income from discontinued operations of $2,303,000 in the 2002 period.


LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2003, Elsinore completed the sale of all of the capital stock of its wholly-owned subsidiary, Four Queens, to TLC for $20.5 million. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets.

     Elsinore used a portion of the proceeds from the sale to pay down the outstanding Notes, and to pay all accrued and unpaid dividends on Elsinore's Preferred Stock through July 31, 2003. At August 1, 2003, the date the payments were made, Elsinore had $5,380,489 in principal amount of the Notes outstanding, including accrued and unpaid interest and had outstanding approximately 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815.

     Elsinore's Board of Directors anticipates that it will adopt a plan of dissolution and begin the process of winding-up and dissolving Elsinore. After establishing an adequate reserve for the anticipated winding-up of Elsinore's affairs, the remaining funds are expected to be paid to the holders of Elsinore's common stock on a pro rata basis. Once all remaining obligations have been satisfied and Elsinore is dissolved, the remaining assets, if any, are expected to be distributed a second time to the holders of Elsinore's common stock.

     Beginning August 1, 2003, the Company expects that there will be no revenues from operations.

     At June 30, 2003, prior to the consummation of the transaction, the Company had cash and cash equivalents of approximately $6.0 million, as compared to approximately $6.3 million at December 31, 2002.

     During the first six months of 2003, the Company's net cash used in operating activities of continuing operations was $771,000 compared to $1.2 million in the first six months of 2002. As a result of consummation of the sale of Four Queens on July 31, 2003, the Company no longer has an operating asset.

     The following table summarizes the Company's obligations and commitments as of June 30, 2003, upon the consummation of the sale of Four Queens:

                                                 Payments Due by Year (a)
                                                  (Amounts in Thousands)
                      -----------------------------------------------------------------------------
                      2003       2004       2005       2006       2007       Thereafter       Total
                      ----       ----       ----       ----       ----       ----------       -----
Employment/other      $953         $-         $-         $-         $-               $-        $953
Long-term debt           -      5,104          -          -          -                -       5,104
                      ----     ------         --         --         --               --      ------
Total                 $953     $5,104         $-         $-         $-               $-      $6,057
                      ====     ======         ==         ==         ==               ==      ======


     (a) Upon consummation of the sale of Four Queens, the Company paid down the remaining $5.1 million of principal on the Company's Notes held by MWV.

     The MWV Accounts own 94.3% of the outstanding Common Stock, and upon conversion of their 50,000,000 shares of Series A Convertible Preferred Stock into shares of Common Stock, will own 99.6% of the Common Stock. The Common Stock held by the MWV Accounts is deemed beneficially owned by John C. "Bruce" Waterfall, Elsinore's Chairman of the Board, and Elsinore's directors and executive officers as a group are deemed to own beneficially 99.6% of the outstanding Common Stock. The remaining .4% of the outstanding shares is widely dispersed among numerous shareholders. Mr. Waterfall is the only individual who exercises voting and investment authority over the Common Stock on behalf of any of the MWV Accounts.

     Interest on the Notes was paid in February and August of each fiscal year, which significantly affected the Company's cash and cash equivalents in the second and fourth quarters.

     The Notes were due in full on October 20, 2003, however, the Notes were also redeemable by the Company at any time at 100% of par, without premium. The Company was required to make an offer to purchase all Notes at 101% of face value upon the consummation of the transaction contemplated by the Stock Purchase Agreement, which was deemed a "Change of Control" under the indenture governing the Notes. The indenture also provided for mandatory redemption of the Notes by the Company upon order of the Nevada Gaming Authorities.

     The Notes were redeemed by the Company on August 1, 2003.

     Management considered it important to the competitive position of the Four Queens Casino that expenditures be made to upgrade the property. Uses of cash included capital expenditures of $693,000 and $400,000 during 2003 and 2002, respectively. Based upon its cessation of operations and cash on hand, the Company estimates that it has sufficient operating capital to fund its limited operations for the next twelve months, or until the wind-up and liquidation of the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard on July 1, 2003, and expects that it will have no material impact on its financial position and results of operations.


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

     See Note 7 in the Notes to Condensed Consolidated Financial Statements for a discussion of impairments recorded in 2001, 2002 and 2003. On April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC Casino Enterprises, Inc., a Nevada corporation, for a purchase price of approximately $20.5 million. In connection therewith, we reviewed our assets for potential impairment, and determined that an impairment was indicated. Other than these items, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment. The sale of Four Queens was consummated on July 31, 2003.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary financial instruments include cash and long-term debt. At June 30, 2003, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates and long-term fixed rate borrowings represented approximately 95% of our total borrowings. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall market risk exposure at June 30, 2003. A 1% increase in interest rates would not have a material effect on net income.

Item 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II. OTHER INFORMATION
--------------------------

Item 6.

         (a)   Exhibits and Reports

               31.1 Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

               31.2 Certification of the Principal Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

               32.1 Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Forms 8-K filed during this quarter

               (1) Current report on Form 8-K was filed on April 11, 2003, relating to the rescheduling of Elsinore's annual meeting of stockholders.

               (2) Current report on Form 8-K was filed on April 30, 2003, relating to the announcement of the sale of the capital stock of Four Queens.

               (3) Current report on Form 8-K was filed on June 25, 2003, to clarify the date of the annual meeting of stockholders.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELSINORE CORPORATION
                                        --------------------
                                            (Registrant)





                                      By: /s/ Joann McNiff
                                          -------------------------
                                          JOANN MCNIFF, President


                                      By: /s/ Gina L. Mastromarino
                                          -------------------------
                                          GINA L. MASTROMARINO, Principal
                                          Financial & Accounting Officer




Dated:  August 19, 2003
        ---------------

                                                                    EXHIBIT 31.1


                                  CERTIFICATION

     I, Joann McNiff, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 19, 2003
       ---------------


/s/ Joann McNiff
-----------------
Joann McNiff
President

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

     I, Gina L. Mastromarino, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 19, 2003
         ---------------



/s/ Gina L. Mastromarino
-----------------------------
Gina L. Mastromarino
Principal Financial and Accounting Officer

                                                                    EXHIBIT 32.1


                               ELSINORE CORPORATION

                                  CERTIFICATION
                                  -------------

In connection with the periodic report of Elsinore Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Joann McNiff, President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Elsinore Corporation and will be retained by Elsinore Corporation and furnished to the Securities and Exchange Commission or its staff upon request. This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


Date: August 19, 2003                /s/ Joann McNiff
      ---------------                ---------------------
                                     Joann McNiff, President

                                                                    EXHIBIT 32.2

                               ELSINORE CORPORATION

                                  CERTIFICATION
                                  -------------

In connection with the periodic report of Elsinore Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gina L. Mastromarino, Principal Financial and Accounting Officer, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Elsinore Corporation and will be retained by Elsinore Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


Date: August 19, 2003                /s/ Gina L. Mastromarino
      ---------------                -----------------------------
                                     Gina L. Mastromarino
                                     Principal Financial and Accounting Officer