Form 10-Q
period 2003-09-30
ELSINORE CORP
filed 2003-11-07
CIK 311049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ___________________ to ___________________

                          Commission File Number 1-7831

                              ELSINORE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                       88-0117544
               ------                                       ----------
      (State or Other Jurisdiction                        (IRS Employer
       of Incorporation or Organization)                Identification No.)


           2330 PASEO DEL PRADO, SUITE C308, LAS VEGAS, NEVADA  89102
           ----------------------------------------------------------
           (Address of Principal Executive Offices)        (Zip Code)

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

                           YES  X          NO
                               ---            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           YES             NO  X
                               ---            ---

                  ____________________________________________
                  Former Address, if changed since last report

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      TITLE OF STOCK                                        NUMBER OF SHARES
          CLASS                         DATE                   OUTSTANDING
      --------------              ----------------          ----------------
          Common                  November 5, 2003               4,993,965

                      Elsinore Corporation and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 2003



                                      INDEX
                                      ------

PART I.  FINANCIAL INFORMATION:                                     PAGE
------------------------------                                      ----
Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Statement of Net Assets in
         Liquidation (liquidation basis) as of September 30,
         2003 and Condensed Consolidated Balance Sheet
         (going concern basis) as of December 31, 2003                3

         Condensed Consolidated Statements of Operations
         for the Three Months ended September 30, 2003
         (liquidation basis) and September 30, 2002
         (going concern basis)                                        4

         Condensed Consolidated Statements of Operations
         for the Nine Months ended September 30, 2003
         (liquidation basis) and September 30, 2002
         (going concern basis)                                        5

         Condensed Consolidated Statement of Changes in
         Net Assets for the Nine Months ended
         September 30, 2003 (liquidation basis)                       6

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 2003 and
         September 30, 2002                                           7

         Notes to Condensed Consolidated Financial Statements         8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               13

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                           22

Item 4.  Controls and Procedures                                     22

PART II. OTHER INFORMATION:
--------------------------

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     23

Item 6.  Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                           25

EXHIBITS                                                             26

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                Elsinore Corporation and Subsidiaries
                             Condensed Consolidated Statement of Net Assets in Liquidation (Liquidation
                              Basis) as of September 30, 2003 and Condensed Consolidated Balance Sheet
                                           (Going Concern Basis) as of December 31, 2002

                                                               Unaudited
                                                        (Dollars in Thousands)

                                                                           September 30,              December 31,
                                                                                2003                      2002
                                                                        (Liquidation Basis)      (Going Concern Basis)
                                                                        ---------------------    -----------------------
                                Assets
Current Assets:
  Cash and cash equivalents                                                           $9,195                     $1,795
  Accounts receivable, net                                                                13                         15
  Prepaid expenses                                                                       104                         61
  Assets of discontinued operations
    held for sale                                                                          -                     32,215
                                                                        ---------------------    -----------------------
    Total current assets                                                               9,312                     34,086

Equipment                                                                                  2                          -
Other assets                                                                           1,051                         10
                                                                        ---------------------    -----------------------
    Total assets                                                                     $10,365                    $34,096
                                                                        =====================    =======================

                Liabilities and Shareholders' Equity

Current liabilities:
  Accrued interest                                                                       $-                        $317
  Accrued expenses                                                                    1,451                          31
  Current portion of long-term debt                                                       -                           8
  Liabilities of discontinued operations
    held for sale                                                                         -                       7,353
                                                                       ---------------------     -----------------------
     Total current liabilities                                                        1,451                       7,709

Long-term debt, less current portion                                                      -                       7,104
                                                                       ---------------------     -----------------------
     Total liabilities                                                                1,451                      14,813
                                                                       ---------------------     -----------------------

Commitments and contingencies

Shareholders' Equity:
6% cumulative convertible preferred stock, no par value.
Authorized, issued and
  outstanding 50,000,000 shares.                                                          -                      23,066
Common stock, $.001 par value per share.
  Authorized 100,000,000 shares.  Issued
  and outstanding 4,993,965 shares at
  September 30, 2003 and December 31, 2002,
  respectively.                                                                           -                           5

Additional paid-in capital                                                                -                       4,571
Accumulated deficit                                                                       -                     (8,359)
                                                                       ---------------------     -----------------------
     Total shareholders' equity                                                           -                      19,283
                                                                       ---------------------     -----------------------

     Total liabilities and shareholders'
     equity                                                                                                     $34,096
                                                                                                 =======================

Net Assets in Liquidation                                                            $8,914
                                                                       =====================

See accompanying notes to the condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                   for the Three Months ended September 30, 2003 (Liquidation Basis)
                                             and September 30, 2002 (Going Concern Basis)
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)

                                                                      Three                       Three
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                September 30, 2003         September 30, 2002
                                                                   (liquidation              (going concern
                                                                      basis)                     basis)
                                                              -----------------------    ------------------------
Revenues:
 Other, non-operating                                                            $15                        $113
                                                              -----------------------    ------------------------
   Total revenues                                                                 15                         113
                                                              -----------------------    ------------------------

Costs and expenses:
 Selling, general and
  administrative                                                               1,061                          98
 Interest                                                                         44                         228
 Merger and litigation costs, net                                                  -                          14
                                                              -----------------------    ------------------------
   Total costs and expenses                                                    1,105                         340
                                                              -----------------------    ------------------------
   Loss from continuing operations                                           (1,090)                       (227)

   Income from discontinued
    operations                                                                   249                         149
                                                              -----------------------    ------------------------
    Net loss                                                                    (841)                        (78)

 Undeclared dividends on cumulative
  convertible preferred stock                                                    180                         322
                                                              -----------------------    ------------------------

   Net loss applicable
    to common shares                                                        ($1,021)                      ($400)
                                                              =======================    ========================



Basic and diluted loss
 per common share:

Basic and diluted loss per
  share before discontinued operations                                        ($.25)                      ($.11)
                                                              =======================    ========================

Basic and diluted loss per share
  after discontinued operations                                               ($.20)                      ($.08)
                                                              =======================    ========================

Weighted average number of
 common shares outstanding                                                 4,993,965                   4,993,965
                                                              =======================    ========================


See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                   for the Nine Months ended September 30, 2003 (Liquidation Basis)
                                              and September 30, 2002 (Going Concern Basis
                                                               Unaudited
                                           (Dollars in Thousands, Except Per Share Amounts)


                                                                       Nine                       Nine
                                                                      Months                     Months
                                                                      Ended                       Ended
                                                                September 30, 2003         September 30, 2002
                                                                   (liquidation              (going concern
                                                                      basis)                     basis)
                                                              -----------------------    ------------------------
Revenues:
 Other, non-operating                                                            $15                        $454
                                                              -----------------------    ------------------------
   Total revenues                                                                 15                         454
                                                              -----------------------    ------------------------
Costs and expenses:
 Selling, general and
  administrative                                                               1,416                         423
 Interest                                                                        376                         684
 Merger and litigation costs, net                                                  -                       1,003
                                                              -----------------------    ------------------------
   Total costs and expenses                                                    1,792                       2,110
                                                              -----------------------    ------------------------
   Loss from continuing operations                                           (1,777)                     (1,656)

   Income (loss) from discontinued
    operations                                                               (2,731)                       2,452
                                                              -----------------------    ------------------------
   Net income (loss)                                                         (4,508)                         796

 Undeclared dividends on cumulative
  convertible preferred stock                                                    862                         965
                                                              -----------------------    ------------------------
   Net loss applicable
    to common shares                                                        ($5,370)                      ($169)
                                                              =======================    ========================


Basic and diluted loss
 per common share:

Basic and diluted loss per
  share before discontinued operations                                        ($.53)                      ($.52)
                                                              =======================    ========================

Basic and diluted loss per share
  after discontinued operations                                              ($1.08)                      ($.03)
                                                              =======================    ========================

Weighted average number of
 common shares outstanding                                                 4,993,965                   4,993,965
                                                              =======================    ========================



See accompanying notes to condensed consolidated financial statements.

                                                 Elsinore Corporation and Subsidiaries
                                       Condensed Consolidated Statement of Changes in Net Assets
                                   for the Nine Months ended September 30, 2003 (Liquidation Basis)
                                                               Unaudited
                                                        (Dollars in thousands)


             Net Assets, January 1, 2003                                       $19,283

             Net Loss                                                          (4,508)

             Preferred stock dividends paid                                    (5,861)
                                                                 ----------------------
             Net Assets, September 30, 2003                                     $8,914
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

                                                 Elsinore Corporation and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                               Unaudited
                                                        (Dollars in Thousands)


                                                                                Nine                      Nine
                                                                               Months                    Months
                                                                                Ended                     Ended
                                                                         September 30, 2003        September 30, 2002
                                                                            (liquidation             (going concern
                                                                               basis)                    basis)
                                                                        ----------------------   -----------------------
Cash flows used in operating
   activities                                                                        ($1,756)                  ($1,585)

Cash flows provided by (used in) investing activities -

   Capital expenditures                                                                   (2)                         -

   Sale of Stock of Four Queens                                                        20,500                         -

Cash flows used in financing
   activities -

   Principal payments on
   long-term debt                                                                     (7,112)                       (3)

   Payment of preferred stock dividend                                                (5,861)                         -

Cash flows provided by (used in)
   discontinued operations                                                              1,631                     2,202
                                                                        ----------------------   -----------------------

  Net increase in cash and
    cash equivalents                                                                    7,400                       614

  Cash and cash equivalents at beginning
    of period                                                                           1,795                       451
                                                                        ----------------------   -----------------------

  Cash and cash equivalents at end
    of period                                                                          $9,195                    $1,065
                                                                        ======================   =======================


Supplemental disclosure of cash activities:

  Cash paid for interest                                                                  $692                     $911
                                                                        ======================   =======================


See accompanying notes to condensed consolidated financial statements.

                      Elsinore Corporation and Subsidiaries
    Notes to Condensed Consolidated Financial Statements (Liquidation Basis)
                               September 30, 2003
                                   (Unaudited)

1.    Summary of Significant Critical Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Elsinore Corporation ("Elsinore" or the "Company") and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     The Company has prepared the accompanying unaudited condensed consolidated financial statements, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's audited consolidated financial statements included in the annual report for the year ended December 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and September 30, 2002, and the results of its cash flows for the nine months ended September 30, 2003 and September 30, 2002. The operating results and cash flows for these periods are not necessarily indicative of the results that will be achieved for the full year or for future periods.

     On April 29, 2003, the Company announced that it entered into a definitive stock purchase agreement (the "Stock Purchase Agreement") for the sale of all the capital stock of Four Queens, Inc. ("Four Queens") and its interest in the Fremont Street Experience, LLC, to TLC Casino Enterprises, Inc. ("TLC") for a purchase price of approximately $20.5 million.

     In connection with the execution of the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $5 million, which was necessary as the carrying values of the assets to be sold as of June 30, 2003 were greater than the fair market value of the assets. Depreciation expense on the assets owned by Four Queens ceased as of April 29, 2003, the date the Four Queens' assets were classified as held for sale.

     The assets and liabilities of Four Queens have been presented in the December 31, 2002 balance sheet as assets held for sale. In addition, the results of operations of Four Queens for the three and nine month periods ended September 30, 2003 and 2002 have been presented as discontinued operations. Discontinued operations were also presented to include a subsequent adjustment to the write-down of the investment in the capital stock of Four Queens relating to the results of operations during the quarter ended September 30, 2003 in the amount of $104,000.

     The sale of Four Queens was consummated on July 31, 2003.

     The board of directors has approved a plan of liquidation and dissolution. As a result, the Company's financial statements as of September 2003 and for the period then ended have been prepared on the liquidation basis of accounting. There was no adjustment necessary to present the net assets of the Company at liquidation value.


Plan of Liquidation and Dissolution

     After the plan of liquidation and dissolution is approved by shareholders, the Company will file a certificate of dissolution with the Nevada Secretary of State and will no longer engage in any business activities except to the extent necessary or appropriate to preserve the value of its assets, wind up its business affairs, distribute its assets in accordance with the plan and take such other actions permitted or required under Nevada law for dissolved corporations. The Company expects that its principal activities will consist of liquidating and distributing its assets in order to satisfy (or establish a reserve for) its obligations and liabilities, and distributing the remainder to its shareholders.

     In connection with the distribution to shareholders, the holders of the Company's Series A Preferred Stock ("Preferred Stock") have expressed their intent to authorize and request the Company to make a special distribution of $0.10 per share to holders of the Company's common stock ("Common Stock") out of the assets that would otherwise be distributable to holders of Preferred Stock. Absent such action by the holders of Preferred Stock (or conversion of their Preferred Stock to Common Stock, which they have expressed an intent not to do), the liquidation preference of the Preferred Stock would entitle the holders of Preferred Stock to the entire distribution to shareholders.

Recently Issued Accounting Standard

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard on July 1, 2003, and the adoption did not have a material impact on its financial position and results of operations.

Net Income Per Common Share

     Basic per share amounts are computed by dividing net income by average shares outstanding during the year. Diluted per share amounts are computed by dividing net income by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for the three and nine month periods ended September 30, 2003 and the three and nine month periods ended September 30, 2002, the effect of common stock equivalents was anti-dilutive. Therefore, basic and diluted per share amounts are the same for this period.

2.   Discontinued Operations

     The following is a summary of the assets and liabilities of Four Queens, which have been included in the balance sheet as assets and liabilities of discontinued operations held for sale (in thousands):

                                                         December 31,
                                                             2002
                                                     ---------------------
Cash and cash equivalents                                          $4,538
Accounts receivable                                                   401
Other current assets                                                1,803
Property and equipment, net                                        23,515
Other assets                                                        1,958
                                                     ---------------------

Assets of discontinued operations
  held for sale                                                   $32,215
                                                     =====================

Accounts payable                                                     $848
Accrued expenses                                                    4,577
Long-term debt and other obligations                                1,928
                                                     ---------------------

Liabilities of discontinued operations
  held for sale                                                    $7,353
                                                     =====================

     The following is a summary of the results of operations of Four Queens, which have been included in the statement of operations for the three and nine month periods ended September 30, 2003 and 2002 as net income (loss) from discontinued operations (in thousands):

                                                 Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                            -----------------------------    -------------------------------
                                                2003            2002             2003               2002
                                            -------------    ------------    --------------    -------------
Total revenues, net                               $4,608         $13,022            32,902          $39,806

Total costs and expenses                           4,463          12,873            30,727           37,030
                                            -------------    ------------    --------------    -------------
Income from discontinued
  operations                                         145             149             2,175            2,776
Impairment loss on assets
  held for sale                                    (104)               -             4,906              324
                                            -------------    ------------    --------------    -------------
Income (loss) from
  discontinued operations                           $249            $149          ($2,731)           $2,452
                                            =============    ============    ==============    =============

     The income from discontinued operations increases the Company's investment in Four Queens, but is eliminated upon consolidation. However, since the Company sold all of the capital stock it held in Four Queens on July 31, 2003, which constituted substantially all of assets of the Company, for a fixed sales price of $20.5 million, the Company recorded an impairment adjustment during the three months ended September 30, 2003 equal to the amount of net income from discontinued operations of Four Queens less $298,000 of cash transferred from Four Queens to the Company during the period.

3.   Income Taxes

     Due to the Company's regular tax and alternative minimum tax net operating losses, the Company is not expected to pay federal income taxes for the year ended December 31, 2003. Accordingly, the Company has not recorded a provision for income taxes in the accompanying Condensed Consolidated Financial Statements.

4.   Commitments and Contingencies

     Philip W. Madow (the former President) and Gina L. Contner Mastromarino (the former Executive Director of Finance) of Four Queens had employment agreements with Four Queens which became effective on January 1, 2003. In the event of a change of ownership or control, Mr. Madow and Ms. Mastromarino had the option to elect to be employed with the entity or person having acquired such control or terminate their respective employment agreement. If the executives elected to terminate their respective employment agreements upon a change of ownership or control, Four Queens would pay an amount equal to one year's base salary and COBRA benefits. "Change of ownership or control" meant that all or substantially all of the assets of Four Queens are directly, or through transfer of equity interests, transferred or otherwise disposed of in one or a series of related transactions after (1) the Four Queens ceased to own directly or indirectly substantially all equity interests in the Four Queens Hotel & Casino; (2) Four Queens sold 51% or more of the assets of the Four Queens Hotel & Casino; or (3) the Company ceased to own directly or indirectly at least 51% of all outstanding shares of Four Queens. The President's annual compensation pursuant to his employment agreement was $255,000 and the Executive Director of Finance's annual compensation under her employment agreement was $145,000. These employment agreements were required to be terminated pursuant to the Stock Purchase Agreement, prior to consummation of the sale of Four Queens. On July 31, 2003 the employment agreements were terminated and the sale of Four Queens was consummated. The Company has assumed the liability under the employment agreements.

     In order to ensure retention of key individuals required to complete an orderly dissolution, the Company has entered into compensation and retention arrangements with Joann McNiff (the sole director and executive officer), Gina
L. Contner Mastromarino (the principal accounting officer) and Philip W. Madow (the former President and now a consultant). The retention arrangements for Mr. Madow and Ms. Mastromarino provide for, among other things, payment of $75,000 to each of them for up to a 15-month period following the July 31, 2003 closing of the Stock Purchase Agreement for remaining in their present roles until the Company completes the dissolution process. Ms. McNiff's arrangement provides for compensation of $3,000 per month for serving as the Company's director and executive officer for the period from August 1, 2003 through the completion of the dissolution process.

     The Company is a party to claims and lawsuits that arose in the ordinary course of business. Management believes that such matters are either covered by insurance, or if not insured, will not have a material adverse effect on the financial statements of the Company taken as a whole.

5.   Impairment Losses

     On March 14, 2002, the Company entered into the Purchase Agreement with SummerGate pursuant to which Four Queens proposed to sell substantially all of its assets to SummerGate, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and an impairment loss of approximately $324,000, in the first quarter of 2002, due to the amendment of the Purchase Agreement.

     On June 27, 2002, Four Queens terminated the Purchase Agreement.

     On April 29, 2003, the Company announced that it entered into the Stock Purchase Agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a purchase price of $20.5 million.

     On July 31, 2003, the sale of Four Queens was consummated. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets. Elsinore's board of directors anticipates winding up and dissolving Elsinore. Elsinore used a portion of the proceeds from the sale to pay off Elsinore's outstanding 12.83% Mortgage Notes ("Notes"), and to pay all accrued and unpaid dividends on the Preferred Stock through July 31, 2003. At August 1, 2003, immediately before the payments were made, Elsinore had $5,380,489 in principal amount and accrued but unpaid interest outstanding on the Notes and had outstanding 50,000,000 shares of Preferred Stock, with accrued and unpaid dividends of $5,860,815.


     In connection with the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $4.9 million during the first nine months of 2003. An impairment loss was necessary under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), as the carrying value of the net assets to be sold as of September 30, 2003 ($24.9 million) was greater than the fair market value of the net assets ($20.5 million). In accordance with SFAS No. 144, the Company ceased depreciation of these assets on April 29, 2003.

     The assets and liabilities of Four Queens have been presented in the December 31, 2002 balance sheet as assets held for sale. In addition, the results of operations of Four Queens for the three and nine month periods ended September 30, 2003 and 2002 have been presented as discontinued operations. Discontinued operations were also presented to include a subsequent adjustment of $104,000 to the write-down of the investment in the capital stock of Four Queens relating to the results of operations during the quarter ended September 30, 2003.

6.   Preferred Stock

     On September 29, 1998, as part of a recapitalization, the Company issued to certain investment accounts managed by Morgens, Waterfall, Vintiadis & Company, Inc. ("the MWV Accounts") 50,000,000 shares of Preferred Stock in exchange for the surrender to the Company of $18,000,000 original principal amount of certain second mortgage notes held by the MWV Accounts. The holders of Preferred Stock have (i) the right to receive cumulative dividends at the rate of 6% per year;
(ii) the right to receive the amount of $.36 per share, plus all accrued or declared but unpaid dividends on any shares then held, upon any liquidation, dissolution or winding-up of the Company for an aggregate liquidation preference of $18,000,000; (iii) voting rights equal to the number of shares of Common Stock into which the shares of Preferred Stock may be converted, and (iv) the right to convert the shares of Preferred Stock into 92,999,225 shares of Common Stock.

     Elsinore used a portion of the proceeds from the sale of Four Queens to pay all accrued and unpaid dividends on its Preferred Stock through July 31, 2003. At August 1, 2003, immediately before the payments were made, Elsinore had outstanding 50,000,000 shares of Preferred Stock, with accrued and unpaid dividends of $5,860,815.

7.   Long-term Debt

     The sale of Four Queens was consummated on July 31, 2003. Elsinore used a portion of the proceeds from the sale to pay off the Notes. At August 1, 2003, immediately before the payments were made, Elsinore had $5,380,489 in principal amount and accrued but unpaid interest outstanding on the Notes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of Elsinore Corporation ("Elsinore" or the "Company") and notes thereto set forth elsewhere herein.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included herein and in other materials filed with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to the anticipated dissolution of Elsinore, the establishment of a hold-back for the anticipated costs of wind-up of Elsinore's affairs, the expectation that Elsinore will have funds remaining to distribute to its stockholders from the proceeds of the sale of the capital stock of Four Queens, Inc. ("Four Queens") and the Company's expectations, beliefs and future plans now that it has sold Four Queens. These statements may also include information about the Company's adoption of certain accounting standards and their anticipated effects on business, financing, revenue, operations, regulations, management's belief regarding the sufficiency of cash flow and compliance with applicable laws. Such forward-looking statements involve important known and unknown risks and uncertainties that could cause actual results and liquidity to differ materially from those expressed or anticipated in any forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions; expenses incurred in connection with the transaction; liabilities and indemnification obligations which may be incurred by the Company; the amount of funds that Elsinore must hold-back for liabilities in anticipation of the wind-up of its business;
actions taken or omitted to be taken by third parties; and other factors described from time to time in the Company's reports filed with the SEC. Accordingly, actual results may differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and, as such, speak only as of the date made. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances.

     The following tables sets forth certain continuing and discontinued operating information for the Company for the three and nine months ended September 30, 2003 and 2002. Revenues and promotional allowances are shown as a percentage of net revenues. Departmental costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

     Beginning August 1, 2003, the results of operations of Four Queens have been excluded from the Company's financial statements. The period(s) presented in the current year are not comparable to the same period(s) in the prior year.



                                                      Three Months Ended                          Nine Months Ended
                                                      September 30, 2003                          September 30, 2002
                                           -----------------------------------------    ---------------------------------------
                                            Sept. 30, 2003         Sept. 30, 2002          Sept. 30, 2003        Sept. 30, 2002
                                           -----------------      ------------------    --------------------     --------------
                                                                         (dollars in thousands)
Corporate Operations:
Revenues, net:
   Other                                                $15                    $113                     $15               $454
                                           -----------------      ------------------    --------------------     --------------
     Net revenues                                        15                     113                      15                454
                                           -----------------      ------------------    --------------------     --------------

Costs and expenses:
   Selling, general and
     administrative                                   1,061                      98                   1,416                423
   Interest                                              44                     228                     376                684
   Merger and litigation
     costs, net                                           -                      14                       -              1,003
                                           -----------------      ------------------    --------------------     --------------
     Total costs and
     expenses                                         1,105                     340                   1,792              2,110
                                           -----------------      ------------------    --------------------     --------------
   Net loss from
     continuing operations                          (1,090)                   (227)                 (1,777)            (1,656)
                                           -----------------      ------------------    --------------------     --------------

Discontinued Operations:
Revenues, net:
   Casino                                             3,475                  10,128                  23,969             29,801
   Hotel                                                652                   1,935                   5,001              6,189
   Food and beverage                                    930                   2,633                   6,812              8,349
   Other                                                119                     320                     945                972
                                           -----------------      ------------------    --------------------     --------------
     Total revenue                                    5,176                  15,016                  36,727             45,311
   Promotional allowances                             (568)                 (1,994)                 (3,825)            (5,505)
                                           -----------------      ------------------    --------------------     --------------
     Net revenues                                     4,608                  13,022                  32,902             39,806
                                           -----------------      ------------------    --------------------     --------------

Costs and expenses:
   Casino                                             1,183                   3,648                   8,102             10,212
   Hotel                                                885                   2,456                   5,820              7,072
   Food and beverage                                    771                   1,752                   4,601              5,572
   Taxes and licenses                                   478                   1,515                   3,577              4,445
   Selling, general and
     administrative                                     760                   1,732                   4,891              5,580
   Rents                                                366                   1,022                   2,552              3,236
   Depreciation and
     amortization                                         1  (1)                678                   1,039                678
   Impairment                                         (104)                       -                   4,906                324
   Interest                                              19                      70                     145                235
                                           -----------------      ------------------    --------------------      -------------
     Total costs and
     expenses                                         4,359                  12,873                  35,633             37,354
                                           -----------------      ------------------    --------------------      -------------

                                                      Three Months Ended                          Nine Months Ended
                                                      September 30, 2003                          September 30, 2002
                                           -----------------------------------------    ---------------------------------------
                                            Sept. 30, 2003         Sept. 30, 2002          Sept. 30, 2003        Sept. 30, 2002
                                           -----------------      ------------------    --------------------     --------------
                                                                         (dollars in thousands)
  Income (loss) from
    discontinued
    operations                                          249                     149                 (2,731)              2,452
                                           -----------------      ------------------     -------------------      -------------

  Undeclared dividends on
    cumulative convertible
    preferred stock
                                                        180                     322                     862                965
                                           -----------------      ------------------     -------------------      -------------
   Net loss
   applicable to common
   shares                                          ($1,021)                  ($400)                ($5,370)             ($169)
                                           =================      ==================     ===================      =============

(1) In connection  with the Stock  Purchase  Agreement and Standard of Financial
Accounting  Standards ("SFAS") No. 144, the Company ceased  depreciation of Four
Queens' assets on April 29, 2003.

                 THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 2002

RECENT DEVELOPMENTS

     On July 31, 2003, Elsinore completed the sale of all of the capital stock of its wholly-owned subsidiary, Four Queens, to TLC Casino Enterprises, Inc. ("TLC") for $20.5 million. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets.

     Elsinore is preparing to wind up and dissolve. Elsinore used a portion of the proceeds from the sale to pay off the outstanding 12.83% Mortgage Notes (the "Notes"), and to pay all accrued and unpaid dividends on Elsinore's Series A Preferred Stock ("Preferred Stock") through July 31, 2003. At August 1, 2003, immediately before the payments were made, Elsinore had $5,380,489 in principal amount and accrued but unpaid interest outstanding on the Notes and had outstanding 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815. After the dissolution process begins and Elsinore establishes an adequate hold-back for the anticipated costs of winding up Elsinore's affairs, a portion of the remaining funds is expected to be paid to the holders of Elsinore's common stock ("Common Stock") as a one-time distribution, and all other distributions will be made to holders of Preferred Stock.

     The board of directors has approved a plan of liquidation and dissolution. As a result, the Company's financial statements as of September 30, 2003 and for the period then ended have been prepared on the liquidation basis of accounting. There was no adjustment necessary to present the net assets of the Company at liquidation value. Also, the results of operations of Four Queens for the three month periods ended September 30, 2003 and 2002 have been presented as "discontinued operations." Beginning August 1, 2003, the results of operations of Four Queens have been excluded from the Company's financial statements. The period(s) presented in the current year are not comparable to the same period(s) in the prior year.

CORPORATE OPERATIONS

OTHER NON-OPERATING REVENUES

     Other non-operating revenues decreased by approximately $98,000, or 86.7%, from $113,000 during the 2002 period to $15,000 during the 2003 period. This decrease was primarily due to payments received during 2002 of approximately $113,000 under a settlement agreement between the Company through its wholly owned subsidiary, Olympia Gaming Corporation, and the Jamestown S'Klallam Tribe and JKT Gaming, Inc.

COSTS AND EXPENSES

     Selling, general and administrative expenses increased $963,000, or 982.7%, from $98,000 during the 2002 period to $1,061,000 during the 2003 period. The increase in expense was primarily due to increased corporate expenses, severance expense and general legal fees associated with the sale of Four Queens.

     Interest expense decreased by approximately $184,000, or 80.7% from $228,000 during the 2002 period to $44,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Notes as a result of a principal payment by the Company in January 2003 and repayment of the remaining balance due on the Notes on August 1, 2003.

     During the quarter ended September 30, 2002, the Company incurred approximately $14,000, net, in merger and litigation costs as a result of litigation and settlement costs related to its Agreement and Plan of Merger with Allen E. Paulson. A Settlement Bar Order and Final Judgment was entered by the court on July 1, 2002. Pursuant to the settlement agreement, Elsinore paid the sum of $1,100,000 on June 1, 2002.

LOSS FROM CONTINUING OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from continuing operations in the 2003 period of $1,090,000 compared to $227,000 in the 2002 period.

DISCONTINUED OPERATIONS

REVENUES

     The sale of Four Queens was consummated on July 31, 2003. The Company had no revenues from operations between August 1, 2003 and September 30, 2003. Net revenues were approximately $4,608,000 during the period from July 1, 2003 to August 1, 2003.

COSTS AND EXPENSES

     Total costs and expenses decreased by approximately $8,410,000, or 65.3%, from $12,873,000 for the 2002 period to $4,359,000 for the period from July 1, 2003 to August 1, 2003 due primarily to the sale of Four Queens on July 31, 2003.

     On March 14, 2002, the Company entered into a Purchase Agreement for the sale of substantially all of the assets of Four Queens to SummerGate, Inc. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and subsequently recorded an additional impairment loss of approximately $324,000 in the first quarter of 2002, due to the amendment of the Purchase Agreement and an increase in the carrying value of Four Queens' assets that were to be sold at September 30, 2002.

     On June 27, 2002, Four Queens terminated the Purchase Agreement and began depreciating the fixed assets on July 1, 2002.

     On April 29, 2003, the Company announced that it entered into a Stock Purchase Agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a price of $20.5 million.

     In connection with the Stock Purchase Agreement, the Company recognized an adjustment to non-cash impairment loss of approximately ($104,000) during the third quarter of 2003. The adjustment to the impairment loss was necessary in order to adjust the Company's investment in Four Queens to the purchase price of $20.5 million. The sale of Four Queens was consummated on July 31, 2003. See
Note 1 and Note 5 to the Condensed Consolidated Financial Statements.

NET INCOME FROM DISCONTINUED OPERATIONS

     As a result of the factors discussed above, the Company experienced net income from discontinued operations in the period from July 1, 2003 to August 1, 2003 of $249,000 compared to $149,000 in the quarter ended September 30, 2002.


                  NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

     The results of operations of Four Queens for the nine month periods ended September 30, 2003 and 2002 have been presented as "discontinued operations." Beginning August 1, 2003, the results of operations of Four Queens have been excluded from the Company's financial statements. The period(s) presented in the current year are not comparable to the same period(s) in the prior year.


CORPORATE OPERATIONS

OTHER NON-OPERATING REVENUES

     Other non-operating revenues decreased by approximately $439,000, or 96.7%, from $454,000 during the nine months ended September 30, 2002 to $15,000 during the period from January 1, 2003 to August 1, 2003. This decrease was primarily due to payments received during the nine months ended September 30, 2002 of approximately $450,000 under a settlement agreement between the Company through its wholly owned subsidiary, Olympia Gaming Corporation, and the Jamestown S'Klallam Tribe and JKT Gaming, Inc.

COSTS AND EXPENSES

     Selling, general and administrative expenses increased $993,000, or 234.8%, from $423,000 during the nine months ended September 30, 2002 to $1,416,000 during the period from January 1, 2003 to August 1, 2003. The increase in expenses was primarily due to increased corporate expenses, severance expense and legal fees associated with the sale of Four Queens.

     Interest expense decreased by approximately $308,000, or 45.0% from $684,000 during the 2002 period to $376,000 for the 2003 period. The reduction in interest expense was primarily due to a reduction in the principal balance of the Notes as a result of a principal payment by the Company in January 2003 and repayment of the remaining balance due on the Notes on August 1, 2003.

     During the nine months ended September 30, 2002, the Company incurred approximately $1,003,000, net, in merger and litigation costs as a result of litigation and settlement costs related to its Agreement and Plan of Merger with Allen E. Paulson.

LOSS FROM CONTINUING OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from continuing operations in the period from January 1, 2003 to August 1, 2003 of $1,777,000 compared to $1,656,000 in the nine months ended September 30, 2002.

DISCONTINUED OPERATIONS

REVENUES

     The sale of Four Queens was consummated on July 31, 2003. The Company had no revenues from operations between August 1, 2003 and September 30, 2003. Net revenues decreased by approximately $6,904,000, or 17.3%, from $39,806,000 during the nine months ended September 30, 2002, to $32,902,000 for the period from January 1, 2003 to August 1, 2003. This decrease was due, in large part, to the sale of Four Queens on July 31, 2003.

COSTS AND EXPENSES

     Total costs and expenses decreased by approximately $1,721,000, or 4.6%, from $37,354,000 for the nine months ended September 30, 2002 to $35,633,000 for the period from January 1, 2003 to August 1, 2003 due primarily to the sale of Four Queens on July 31, 2003.

     On March 14, 2002, the Company entered into a Purchase Agreement for the sale of substantially all of the assets of Four Queens to SummerGate, Inc. In connection with the Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $13.2 million during 2001 and subsequently recorded an additional impairment loss of approximately $324,000 in the first quarter of 2002 due to the amendment of the Purchase Agreement and an increase in the carrying value of Four Queens' assets that were to be purchased at September 30, 2002.

     On June 27, 2002, Four Queens terminated the Purchase Agreement and began depreciating the fixed assets on July 1, 2002.

     On April 29, 2003, the Company announced that it entered into a Stock Purchase Agreement for the sale of all the capital stock of Four Queens and its interest in the Fremont Street Experience, LLC, to TLC for a purchase price of $20.5 million.

     In connection with the Stock Purchase Agreement, the Company recognized a non-cash impairment loss of approximately $5 million during the first nine months of 2003. The impairment loss was necessary in order to adjust the Company's investment in Four Queens to the purchase price of $20.5 million. The sale of Four Queens was consummated on July 31, 2003. For more information, see
Note 1 and Note 5 to the Condensed Consolidated Financial Statements.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     As a result of the factors discussed above, the Company experienced a net loss from discontinued operations in the period from January 1, 2003 to August 1, 2003 of $2,731,000 compared to net income from discontinued operations of 2,452,000 in the nine months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2003, Elsinore completed the sale of all of the capital stock of Four Queens to TLC for $20.5 million. Four Queens was Elsinore's sole operating asset and the capital stock of Four Queens was substantially all of Elsinore's assets.

     Elsinore used a portion of the proceeds from the sale to pay off the outstanding Notes, and to pay all accrued and unpaid dividends on the Preferred Stock through July 31, 2003. At August 1, 2003, immediately before the payments were made, Elsinore had $5,380,489 in principal amount, including accrued and unpaid interest, of the Notes outstanding and had outstanding 50,000,000 shares of Preferred Stock, with accumulated accrued and unpaid dividends of $5,860,815.

     Elsinore is preparing to wind up and dissolve. After establishing an adequate hold-back for the anticipated costs of winding up Elsinore's affairs, a portion of the remaining funds is expected to be paid to the holders of Common Stock as a one-time distribution, and all other distributions will be made to holders of Preferred Stock.

     As a result of the sale of Four Queens, beginning August 1, 2003, the Company had no revenues from operations.

     At September 30, 2003, after consummation of the sale, the Company had cash and cash equivalents of approximately $9.2 million, as compared to approximately $1.8 million at December 31, 2002.

     During the first nine months of 2003, the Company's net cash used in operating activities was $1.8 million compared to $1.6 million in the first nine months of 2002. As a result of consummation of the sale of Four Queens on July 31, 2003, the Company no longer has an operating asset.

     Certain investment accounts managed by Morgens, Waterfall, Vintiadis & Company, Inc. (the "MWV Accounts") own 93% of the outstanding Common Stock and all of the 50,000,000 outstanding shares of Preferred Stock. Based on SEC rules concerning beneficial ownership of stock and the convertibility of the Preferred Stock into Common Stock, the MWV Accounts are deemed to own beneficially, in the aggregate, 99.6% of the Common Stock. Elsinore's stock held by the MWV Accounts is deemed beneficially owned by John C. "Bruce" Waterfall, Elsinore's former Chairman of the Board. The remaining .4% of the Common Stock is widely dispersed among numerous shareholders. Mr. Waterfall is the only individual who exercises voting and investment authority over Elsinore's stock on behalf of any of the MWV Accounts.

     Based upon its cessation of operations on July 31, 2003, the Company believes that it has sufficient operating capital to fund its limited operations for the next twelve months or until completion of the wind-up and liquidation of the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and the adoption did not have a material impact on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and provision for income taxes. Management periodically evaluates these policies, estimates and assumptions. While it owned Four Queens, the Company operated in a highly regulated industry and was subject to regulations that described and regulated operating and internal control procedures. The majority of casino revenue was in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Deferred Income Tax Assets

     We utilize estimates related to cash flow projections for the application of SFAS No. 109 to the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary financial instrument is cash. It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to the extinguishment of debt in connection with the sale of Four Queens, the Company does not have significant overall market risk exposure at September 30, 2003.

Item 4.  Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                      Elsinore Corporation and Subsidiaries
                                Other Information

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          By written consent dated August 1, 2003, shareholders approved an amendment of the Company's articles of incorporation to reduce the minimum number of authorized directors from four to one. The shareholders who voted on the amendment were the holders of the 50,000,000 outstanding shares of Preferred Stock, which are convertible into 93,999,225 shares of Common Stock and are voted on an as-converted basis. All holders of Preferred Stock voted for the amendment.

          By written consent dated May 30, 2003, shareholders approved the Company's sale of capital stock of Four Queens, as described elsewhere in this report. The shareholders who voted on the sale were the holders of all of the outstanding shares of Preferred Stock, which were voted in the manner described above. All holders of Preferred Stock voted for the sale.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2      Plan of Liquidation and Dissolution

          3      Articles of Incorporation (1)

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

          (1) In addition to the amended articles of incorporation included herein, the Certificate of Designations, Preferences and Rights of Elsinore Corporation Series A Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company's report on Form 8-K filed on October 13, 1998.

     (b)  Forms 8-K filed during this quarter

          (1) Current report on Form 8-K (Item 2) was filed on August 13, 2003, announcing the sale of the capital stock of Four Queens. An unaudited pro forma consolidated balance sheet as of March 31, 2003, giving pro forma effect to the capital stock sale, was included in the filing.

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


                                        ELSINORE CORPORATION
                                        --------------------
                                             (Registrant)





                                      By: /s/ Joann McNiff
                                          ----------------
                                          JOANN MCNIFF, President


                                      By: /s/ Gina L. Mastromarino
                                          ------------------------
                                          GINA L. MASTROMARINO, Principal
                                          Financial & Accounting Officer




Dated:  November 6, 2003

                                    EXHIBIT 2

                      AMENDED AND RESTATED PLAN OF COMPLETE
              LIQUIDATION AND DISSOLUTION OF ELSINORE CORPORATION

          This Amended and Restated Plan of Complete Liquidation and Dissolution (this "Plan") is intended to accomplish the complete liquidation and dissolution of Elsinore Corporation, a Nevada corporation (the "Company"), in accordance with Chapter 78 of the Nevada Revised Statutes ("Chapter 78") and Sections 331 and 336 of the Internal Revenue Code of 1986, as amended, as follows:

          1. The Board of Directors of the Company (the "Board of Directors") has adopted this Plan and is recommending that the Company's stockholders approve this Plan. If holders of a majority of the Company's outstanding stock entitled to vote on this matter vote to approve this Plan, this Plan shall be deemed adopted by the Company as of the date of such approval by the stockholders (the "Adoption Date").

          2. Following the date that the Company files its certificate of dissolution with the Secretary of State of the State of Nevada (the "Filing Date"), the Company will not engage in any business activities except to the extent necessary or appropriate to preserve the value of its assets, wind up its business affairs, distribute its assets in accordance with this Plan and take such other actions permitted or required under Chapter 78 for dissolved corporations.

          3. From and after the Filing Date, (i) the Company will liquidate and distribute its remaining assets in accordance with the provisions of Chapter 78 and the Distribution Consent (as defined in Section 4), if any, and (ii) the Board of Directors may, at its option, instruct the officers of the Company to: (A) give notice of the dissolution to persons having a claim against the Company and provide for the rejection of any such claims, if appropriate; (B) offer to any claimant on a contract whose claim is contingent, conditional or unmatured, security in an amount sufficient to provide compensation to the claimant if the claim matures, and petition an appropriate court of the State of Nevada having jurisdiction ("Court") to determine the amount and form of security sufficient to provide compensation to any such claimant who rejects such offer; (C) petition a Court to determine the amount and form of security which is reasonably likely to be sufficient to provide compensation for any claims that are the subject of pending litigation against the Company and any claims that have not been made known to the Company at the time of dissolution but are likely to arise or become known within three years thereafter (or longer in the discretion of the Court); (D) pay, or make adequate provision for payment of, all claims made against the Company and not rejected, and all expenses associated with the sale of assets and the liquidation, dissolution and distributions provided for by this Plan; and (E) post all security offered and not rejected and all security ordered by a Court.

          4. If and to the extent that the holders of the Company's Series A Preferred Stock, $0.001 par value per share ("Preferred Stock"), execute and deliver in a timely manner to the Board of Directors a written consent that is satisfactory in all respects to the Board of Directors ("Distribution Consent"), authorizing and requesting the Company to distribute to holders of the Company's common stock, par value $0.001 per share ("Common Stock"), cash or other assets of the Company that would otherwise be distributable to holders of Preferred Stock pursuant to the dissolution, then the Company shall make such distribution (a "Special Distribution") to the holders of Common Stock. Except to the extent (if any) of a Special Distribution, distributions to holders of Preferred Stock and Common Stock, respectively, pursuant to the dissolution shall be made as provided in the Certificate of Designations, Preferences and Rights of Elsinore Corporation Series A Preferred Stock, dated September 29, 1998 (as may hereafter be amended).

          5. The distributions to stockholders pursuant to the dissolution and this Plan shall be in complete redemption and cancellation of all of the Company's stock. As a condition to any such distribution to the Company's stockholders, the Board of Directors or the Trustees (as defined below), in their absolute discretion, may require stockholders to (i) surrender their stock certificates to the Company or its agent for recording such distributions thereon or (ii) furnish the Company with evidence satisfactory to the Board of Directors or the Trustees for such purpose. The Company will finally close its stock transfer books and discontinue recording transfers of stock as soon as practicable after the Filing Date, and thereafter certificates evidencing Company stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law.

          6. Except for any Special Distribution, if a distribution to a stockholder cannot be made, whether because the stockholder cannot be located, has not surrendered its stock certificate as may be required hereunder or for any other reason, the distribution to which such stockholder is entitled (unless transferred to the Trust established pursuant to Section 7 hereof) shall be transferred, at such time as the final liquidating distribution is made by the Company, to the official of such state or other jurisdiction authorized by applicable law to receive the proceeds of such distribution. The proceeds of such distribution shall thereafter be held solely for the benefit of, and for ultimate distribution to, such stockholder as the sole equitable owner thereof but shall, to the extent provided by applicable law, be treated as abandoned property and escheat to the applicable state or other jurisdiction. If any Special Distribution to a holder of Common Stock cannot be made and the Distribution Consent contains provisions deemed adequate by the Board of Directors, in its absolute discretion, for the disposition or disbursement of the proceeds thereof (which provisions may direct a re-allocation and distribution of those proceeds to the holders of Preferred Stock), then such proceeds shall be disposed of or disbursed (as the case may be) in accordance with such provisions of the Distribution Consent.

          7. If deemed necessary, appropriate or desirable by the Board of Directors in its absolute discretion, in furtherance of the liquidation and distribution of the Company's assets to the stockholders, as a final liquidating distribution or from time to time, the Company may transfer to one or more liquidating trustees, for the benefit of the Company's stockholders (the "Trustees"), under a liquidating trust (the "Trust"), any assets of the Company which are (i) not reasonably susceptible to distribution to the stockholders, including noncash assets and assets held on behalf of stockholders (A) who cannot be located or who do not tender their stock certificates to the Company or its agent, if so required, or
     (B) to whom distributions may not be made based on contractual, statutory or other legal restrictions, or (ii) held as a contingency reserve. The Board of Directors may appoint one or more individuals, corporations, partnerships or other persons, or any combination thereof, including any officers, directors, employees, agents or other representatives of the Company, to act as Trustees for the benefit of the stockholders and to receive any assets of the Company. Any Trustees appointed as provided in the preceding sentence shall succeed to all right, title and interest of the Company of any kind and character with respect to such transferred assets and, to the extent of the assets so transferred and solely in their capacity as Trustees, shall assume all of the liabilities and obligations of the Company, including any unsatisfied claims and unascertained or contingent liabilities. Further, any conveyance of assets to the Trustees shall be deemed a distribution of property and assets by the Company to the stockholders for the purposes of this Plan. Any such conveyance to the Trustees shall be in trust for the stockholders of the Company. The Company, subject to this Section and as authorized by the Board of Directors, in its absolute discretion, may enter into a liquidating trust agreement with the Trustees on such terms and conditions as the Board of Directors, in its absolute discretion, deems necessary, appropriate or desirable.

          8. After the Adoption Date, the officers of the Company shall, at such time as the Board of Directors in its absolute discretion deems necessary, appropriate or desirable, obtain any certificates required from tax authorities to accomplish the dissolution. As soon as legally permissible and practicable after the Adoption Date, the Company shall file with the Secretary of State of the State of Nevada a certificate of dissolution in accordance with Chapter 78.

          9. Under this Plan the Board of Directors may approve the sale, exchange or other disposition in liquidation of all of the property and assets of the Company, including any such sale, exchange or other disposition in liquidation to affiliates of the Company, whether the sale, exchange or other disposition occurs in one transaction or a series of transactions.

          10.  In  connection  with and for the  purposes  of  implementing  and assuring completion of this Plan, the Company may, in the absolute discretion of the Board of Directors, pay any brokerage, agency, professional, legal, accounting, consulting and other fees and expenses of persons rendering services to or on behalf of the Company in connection with the implementation of this Plan and the collection, sale, exchange or other disposition of the Company's property and assets.

          11.  In  connection  with  and for the  purpose  of  implementing  and assuring completion of this Plan, the Company may, in the absolute discretion of the Board of Directors, pay any or all of the Company's officers, directors, employees, consultants, agents and representatives compensation or additional compensation above their regular compensation, in cash or other property, as severance, bonus or in any other form, in recognition of the extraordinary efforts they will be required to undertake, or actually undertake, in connection with the implementation of this Plan.

          12. The Company shall continue to indemnify its officers, directors, employees, agents and representatives in accordance with its articles of incorporation and bylaws and any contractual arrangements, for the actions taken in connection with this Plan and the winding up of the affairs of the Company. The Company's obligation to indemnify such persons may also be satisfied out of assets of the Trust. The Board of Directors and the Trustees, in their absolute discretion, are authorized to obtain and maintain insurance as may be necessary or appropriate to cover the Company's obligation hereunder, including seeking an extension in time and coverage of the Company's insurance policies currently in effect.

          13. Notwithstanding approval of this Plan and the transactions contemplated hereby by the Company's stockholders, the Board of Directors may modify, amend or abandon this Plan and the transactions contemplated hereby without further action by the stockholders to the extent permitted by Chapter 78.

          14. The Board of Directors is authorized, without further action by the Company's stockholders, to do and perform or cause the officers of the Company, subject to approval of the Board of Directors, to do and perform, any and all acts, and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of any kind which are deemed necessary, appropriate or desirable, in the absolute discretion of the Board of Directors, to implement this Plan and the transactions contemplated hereby and to wind up the Company's affairs, including all filings or acts required by any state or federal law or regulation.

                                    EXHIBIT 3

                           CERTIFICATE OF AMENDMENT OF
                            ARTICLES OF INCORPORATION
                                       OF
                              ELSINORE CORPORATION,
                              a Nevada corporation

     I,  the  undersigned   President,   Secretary  and  Treasurer  of  Elsinore
Corporation, a Nevada corporation (the "Corporation"), certify that:

     1. The Board of Directors of the Corporation, at a duly held meeting on July 2, 2003, adopted a resolution to (i) amend the Amended and Restated Articles of Incorporation of the Corporation (the "Articles"), originally filed with the Secretary of State of the State of Nevada on March 4, 1997, as such amendment is set forth in paragraph 2 below (the "Amendment"), and (ii) present the Amendment to the stockholders of the Corporation for their approval pursuant to Chapter 78 of the Nevada Revised Statutes.

     2. The last sentence of Article V, Section 1 of the Articles is amended and restated in its entirety to read as follows:

          The number of directors may be fixed and changed from time to time in such manner as shall be provided in the bylaws of the corporation; provided, however, the number of directors shall be not less than one
          (1).

     3. The number of shares of the Corporation outstanding and entitled to vote on the Amendment consists of (i) 4,993,965 shares of Common Stock and (ii) 50,000,000 shares of Preferred Stock that in the aggregate are convertible into 92,999,225 shares of Common Stock and that vote on the Amendment together with the Common Stock on an as-converted basis, resulting in an aggregate of 97,993,190 votes that could be cast with respect to the Amendment, and the Amendment has been approved by a vote of the stockholders holding at least a majority of such stock outstanding and entitled to vote thereon.

     IN WITNESS WHEREOF, the undersigned, as President, Secretary and Treasurer of the Corporation, has executed this Certificate as of September 15, 2003.



                                             /s/Joann McNiff
                                             ---------------
                                             Joann McNiff

                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                              ELSINORE CORPORATION


     The undersigned hereby certifies under penalty of perjury as follows:

     1. The United States Bankruptcy Court for the District of Nevada (the "Court") in Case Nos. 95-24685 RCJ, 95-24686 RCJ, 95-24687 RCJ, 95-24688 RCJ,
95-24689 RCJ, and 95-24839 RCJ, has confirmed a plan of reorganization (the "Plan") for Elsinore Corporation, a Nevada corporation (the "Corporation"), pursuant to Chapter 11 of Title 11 of the United States Code.

     2. A certified copy of the Plan is being filed with the Secretary of State of the State of Nevada (the "Secretary") together with this Certificate.

     3. Pursuant to the Plan and this filing of a certified copy of the Plan with the Secretary, the Corporation's Articles of Incorporation are amended and restated to read as follows:

                              ARTICLE I:     NAME

     The name of the corporation shall be ELSINORE CORPORATION.

                       ARTICLE II:     REGISTERED OFFICE

     The name of the resident agent and the street address of the registered office in the State of Nevada where process may be served upon the corporation is Cynthia A. Fremont, 202 Fremont Street, Las Vegas, Nevada 89101. The corporation may, from time to time, in the manner provided by law, change the resident agent and the registered office within the State of Nevada. The corporation may also maintain an office or offices for the conduct of its business, either within or without the State of Nevada. Corporate business of every kind and nature may be conducted, and meetings of directors and stockholders held, outside the State of Nevada, the same as in the State of Nevada.

                      ARTICLE III:     CORPORATE PURPOSES

     The nature of the business and object and purposes proposed to be transacted, promoted, or carried on by the corporation are: (a) to engage in any lawful activity; and (b) to conduct gaming in the State of Nevada in accordance with the laws of the State of Nevada and the United States of America.

                         ARTICLE IV:     CAPITAL STOCK

          Section 1. Authorized Shares. The corporation is authorized to issue two (2) classes of shares of stock. One class of shares shall be designated "Common Stock," with $0.001 par value per share. The total number of shares of Common Stock which this Corporation is authorized to issue is one hundred million (100,000,000). Common Stock may be issued by the Corporation from time to time by resolution of the Board of Directors, except as otherwise provided in this Section. The shares of authorized Common Stock shall be identical in all respects and shall have equal rights and privileges and shall be entitled to one (1) vote each on all matters submitted to a vote of the stockholders.

          The other class of shares which the corporation is authorized to issue shall be designated "Preferred Stock," with $0.001 par value per share. The total number of shares of Preferred Stock which the corporation is authorized to issue fifty million (50,000,000). Preferred Stock may be issued by the corporation from time to time by resolution of the Board of Directors in one or more series with such voting powers, distinguishing designations, preferences, limitations, restrictions and relative rights as the Board of Directors determines by resolution, except as otherwise provided in this Section.

          If the Board of Directors determines by resolution that the Preferred Stock shall have a preference over any other class of equity securities with respect to dividends, such resolution shall also make adequate provisions for the election of directors representing the holders of such Preferred Stock in the event of default in the payment of such dividends.

          The corporation shall not issue nonvoting equity securities.

          The corporation shall not issue any stock or other securities except in accordance with the provisions of the Nevada Gaming Control Act and the regulations thereunder. The issuance of any stock or other securities in violation thereof shall be ineffective and such stock or other securities shall be deemed not to be issued and outstanding until (i) the corporation shall cease to be subject to the jurisdiction of the Nevada Gaming
     Commission ("Commission"), or (ii) the Commission shall, by affirmative action, validate said issuance or waive any defect in issuance.

          No stock or other securities issued by the corporation and no interest, claim or charge therein or thereto shall be transferred in any manner whatsoever except in accordance with the provisions of the Nevada Gaming Control Act and the regulations thereunder. Any transfer in violation thereof shall be ineffective until (i) the corporation shall cease to be subject to the jurisdiction of the Commission, or (ii) the Commission shall, by affirmative action, validate said transfer or waive any defect in said transfer.

          If the Commission at any time determines that a holder of stock or other securities of this corporation is unsuitable to hold such securities, then until such securities are owned by persons found by the Commission to be suitable to own them, (a) the corporation shall not be required or permitted to pay any dividend or interest with regard to the securities,
     (b) the holder of such securities shall not be entitled to vote on any matter as the holder of the securities and such securities shall not for any purposes be included in the securities of the corporation entitled to vote, and (c) the corporation shall not pay any remuneration in any form to the holder of the securities.

          Section 2.  Consideration for Shares.  The capital stock authorized by
     Section 1 of this Article shall be issued for such consideration as shall be fixed, from time to time, by the Board of Directors.

          Section 3. Assessment of Stock. The capital stock of the corporation, after the amount of the subscription price has been fully paid in, shall not be assessable for any purpose, and no stock issued as fully paid shall ever be assessable or assessed. No stockholder of the corporation is individually liable for the debts or liabilities of the corporation.

          Section 4. Cumulative Voting For Directors. At all elections of directors of the corporation, each holder of stock possessing voting power is entitled to as many votes as equal the number of his or her shares of stock multiplied by the number of directors to be elected, and he or she may cast all of his or her votes for a single director or may distribute them among the number to be voted for or any two or more of them, as he or she sees fit.

          Section 5. Preemptive Rights. No stockholder of the corporation shall have any preemptive rights.

                      ARTICLE V:     DIRECTORS AND OFFICERS

          Section 1. Number of Directors. The members of the governing board of the corporation are styled as directors. The number of directors may be fixed and changed from time to time in such manner as shall be provided in the bylaws of the corporation; provided, however, the number of directors shall be not less than three (3).

          Section 2. Current Directors. The names and post office addresses of the current Board of Directors, which consists of five (5) members, are:

         NAME                            ADDRESS
         ----                            -------
         Edward M. Nigro                 4545 Spring Mountain Road
                                         #105
                                         Las Vegas, NV 89102

         Jeffrey T. Leeds                200 Park Avenue
                                         58th Floor
                                         New York, NY  10166

         John C. "Bruce" Waterfall       10 East 50th Street
                                         26th Floor
                                         New York, NY  10020

         Harry C. Hagerty, III           Deutsche, Morgan, Grenfell
                                         31 W. 52nd Street
                                         25th Floor
                                         New York, NY  10019

         S. Barton Jacka                 14660 South Quiet Meadow Drive
                                         Reno, NV  89511

     Vacancies on the Board of Directors shall be filled, and elections of directors shall be held, in accordance with the Bylaws.

          Section 3. Limitation of Personal Liability. No director or officer of the corporation shall be liable to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer. This provision shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud, a knowing violation of law, or the payment of distributions in violation of Nevada Revised Statutes section 78.300. If the Nevada Revised Statutes are hereafter amended or interpreted to eliminate or limit further the personal liability of directors or officers, then the liability of all directors and officers shall be eliminated or limited to the full extent then so permitted.

          Section 4. Payment of Expenses. All expenses incurred by officers or directors in defending a civil or criminal action, suit, or proceeding must be paid by the corporation as they are incurred in advance of a final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of a director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that (i) he or she did not act in good faith, and in the manner he or she reasonably believed to be in or not opposed to the best interests of the corporation or (ii) with respect to any criminal action or proceedings, he or she had reasonable cause to believe his or her conduct was unlawful.

          Section 5. Repeal and Conflicts. Any repeal or amendments of Section 3 or 4 of this Article or the adoption of any provision of these Articles of Incorporation inconsistent with Section 3 or 4 of this Article shall be prospective only and shall not eliminate or reduce the effect of Sections 3 or 4 of this Article in respect of any act or omission that occurred prior to such repeal, amendment or adoption of an inconsistent provision. In the event of any conflict between Sections 3 or 4 of this Article and any other Article of the corporation's Articles of Incorporation, the terms and provisions of Section 3 or 4 of this Article, as the case may be, shall control.

          Section 6. Compliance with Gaming Control Act. All of the directors of the corporation shall be subject to, and the composition of the Board of Directors shall be in compliance with, the requirements and qualifications imposed by the Nevada Gaming Control Act (Nevada Revised Statutes section
     463.010 et seq., as amended from time to time), or any successor provision of Nevada law, and the regulations promulgated thereunder, and the rules and regulations of any governmental agency responsible for the licensing and regulation of gaming operations, including without limitation, the Nevada State Gaming Control Board, the Nevada State Gaming Commission and the Clark County Liquor and Gaming Licensing Board.

                      ARTICLE VI:     PERPETUAL EXISTENCE

          The corporation shall have perpetual existence.


                         ARTICLE VII:     MISCELLANEOUS

          The corporation shall not be governed by the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793, inclusive, or Sections 78.411 to 78.444, inclusive.

            ARTICLE VIII:     AMENDMENT OF ARTICLES OF INCORPORATION

          Section 1. General. Except as provided in Section 2. of this ARTICLE VIII., these Articles of Incorporation may be amended, modified, altered or repealed only with the affirmative vote of the holders of a majority of the voting power of all the shares of stock of the corporation entitled to vote generally in the election of directors, voting together as a single class.

          Section 2. Amendment of Certain Provisions. Notwithstanding anything contained in these Articles of Incorporation to the contrary, ARTICLE VII. hereof shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all the shares of stock of the corporation entitled to vote generally in the election of directors, voting together as a single class. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of all the shares of stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to amend or adopt any provision inconsistent with, or to alter or repeal this Section 2 of ARTICLE VIII.

     4. The undersigned has been authorized by the Court to file this Certificate with the Secretary in accordance with the Court's order of reorganization pursuant to the Plan.

Executed this 27 day of Feb., 1997.


                                        /s/Jeffrey T. Leeds
                                        Jeffrey T. Leeds
STATE OF NY      )
                 )       ss.
COUNTY OF NY     )

         This instrument was acknowledged before me on 2-27, 1997 by Jeffrey T. Leeds, as President of Elsinore Corporation.


                                        /s/Joseph J. Nelson
                                        Notary Public
                                        Joseph H. Nelson
                                        Notary Public, State of New York
                                        No.  43-4934758
                                        Qualified in Richmond County
                                        Commission Expires April 8, 1998

                                  EXHIBIT 31.1


                                 CERTIFICATIONS

I, Joann McNiff, certify that:

I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

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

The  registrant's  other  certifying   officer(s)  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:  November 6, 2003
       -----------------


/s/ Joann McNiff
------------------
Joann McNiff
President

                                  EXHIBIT 31.2

                                 CERTIFICATIONS

I, Gina L. Mastromarino, certify that:

I have reviewed this quarterly report on Form 10-Q of Elsinore Corporation;

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


Date:  November 6, 2003
       -----------------


/s/ Gina L. Mastromarino
---------------------------
Gina L. Mastromarino
Principal Financial and Accounting Officer

                                  EXHIBIT 32.1


                              ELSINORE CORPORATION

                                  CERTIFICATION

In connection with the periodic report of Elsinore Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Joann McNiff, President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


Date: November 6, 2003                              /s/ Joann McNiff
      ----------------                              --------------------
                                                    Joann McNiff, President

                                  EXHIBIT 32.2

                              ELSINORE CORPORATION

                                  CERTIFICATION

In connection with the periodic report of Elsinore Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gina L. Mastromarino, Principal Financial and Accounting Officer, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


Date: November 6, 2003               /s/ Gina L. Mastromarino
      ----------------               -------------------------
                                     Gina L. Mastromarino
                                     Principal Financial and Accounting Officer